Form 10-K
period 2019-12-28
TUPPERWARE BRANDS CORP
filed 2020-03-12
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from               to
Commission file number 1-11657
________________________________________
TUPPERWARE BRANDS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			36-4062333
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

14901 South Orange Blossom Trail,
Orlando	Florida		32837
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code:		407	826-5050

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class		Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value		TUP	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the New York Stock Exchange-Composite Transaction Listing on June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) was $925,758,291. For the purposes of making this calculation only, the registrant included all of its directors, executive officers and beneficial owners of more than ten percent of its common stock.
As of March 9, 2020, 48,931,022 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 20, 2020 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business.
(a) Description of Business
Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”) is a global manufacturer and marketer of premium, innovative products across multiple brands and categories through an independent sales force of 2.9 million. The Registrant is a worldwide company engaged in the marketing, manufacture and sale of design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty products through the Avroy Shlain®, Fuller®, NaturCare®, Nutrimetics® and Nuvo® brands.
Each brand manufactures and/or markets a broad line of high quality products. The Company primarily uses a direct selling business model to distribute and market products. Through personal connections, product demonstrations and understanding of community, the Company's sales force members have been selling products to consumers for over 70 years.
The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”).
(b) New York Stock Exchange-Required Disclosures
Corporate Governance. Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, and information regarding the Registrant's transfer agent and registrar through the Registrant's website free of charge (as soon as reasonably practicable after reports are filed with the Securities and Exchange Commission (the “SEC”), in the case of periodic reports) by going to www.tupperwarebrands.com, clicking on the “Investors” tab and searching under “Financial Information,” “Corporate Governance” or “IR Resources.”
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
Highlights from Tupperware in 2019 include:

•	Tupperware launched its “No Time to Waste” initiative focused on reducing waste through product innovation, packaging reduction, operational goals and strategic partnerships.

◦
The Company introduced the Eco Straw, a durable, reusable straw intended to help consumers reduce their use of single-use straws and their individual waste impact. The Eco Straw is the first Tupperware product made of ECO+ material, the Company's line of more sustainably sourced materials. The Eco Straw is made from recycled plastic waste.

◦
The Company expanded its Eco Bottle range with new colors and sizes in markets around the globe. One of the Company’s top revenue generating products, the Eco Bottle range is a stylish and practical reusable solution consumers can use to reduce the use of single-use plastics bottles.

◦	The Company introduced the Coffee To Go Cup, an affordable, reusable solution to the disposable coffee cup.

•	Tupperware also expanded its line of products that meet the consumer needs of staying organized, living smarter and eating healthy, including:

◦	An entry into the electrical appliances category with a new high speed blender, introduced in China, that allows for quick, efficient and healthy home cooking.

◦	The Aloha bowl range was expanded to include new sizes to meet the needs of consumers looking for bigger solutions for outdoor dining and large gatherings.

◦	The Universal Jar range was expanded to include additional sizes and accessories that allow for versatile uses from airtight, liquid storage to a solution for dry, bulk storage.

◦
The kitchen prep category was expanded to include a new handheld system that helps to whip egg whites, whipped cream and more, and a new Horizontal Peeler Plus that allows for easier, quicker and more comfortable peeling.

◦	An accessory for the MicroPro* Grill entered the market that turns the revolutionary product into a baking form, allowing for crispy desserts in the microwave oven.

◦	New drinking flasks with customizable sleeves were launched, allowing for decoration and merchandising opportunities.
The Company continues to focus on the longstanding history of design and innovation by introducing new, sustainable materials to product lines; revolutionary innovations with a focus on sleek and functional design; and a refined product strategy on helping consumers reduce food waste and single-use plastic waste.
Further to the Company’s commitment to innovation, since 2018, Tupperware has continued to work with NASA and Techshot, Inc. on a revolutionary new product that will help astronauts to germinate, grow and harvest fresh fruits and vegetables in space.
Beauty. Under the Tupperware Brands portfolio of businesses, the Company manufactures and distributes skin and hair care products, cosmetics, bath and body care, toiletries, fragrances, jewelry and nutritional products. In 2019, Fuller Mexico (“Fuller”) launched a top selling fragrance to commemorate Hello Kitty's fifth anniversary. The Nutrimetics* brand portfolio also added multiple new fragrances, the extension of the Nutrimetics Nutri-Rich* line with exfoliating hand cream and a body moisturizing gel, the re-launch of Crème lip pencils and Silk Crème lipstick range with an upgraded formula at a lower cost, the expansion of the Ultra-Care+ range and the launch of IRYNA*, a new 96 percent natural ingredient, vegan skin care brand. Tupperware Brands Brazil entered the facial skin care category with the Nutrimetics Restore line. Tupperware Philippines, added new versions of the top women’s fragrance, Ivana*, and launched a cosmetics line for young adults, CF Color Fun* and two new skin care lines - Face RX, a vitamin C powered serum, and Vita Clear*, a salicylic acid based anti-acne system. Finally, Avroy Shlain launched its first unisex fragrance, #We Are Us and added a new entry level skin care range, Avroy Pure Face.
(Words followed by * are registered or unregistered trademarks of the Registrant.)
II. MARKETS AND DISTRIBUTION OF PRODUCTS
The Company has sales operations in about 80 countries or territories and operates its business under four reportable segments in four broad geographic regions: (1) Europe (Europe, Africa and the Middle East), (2) Asia Pacific, (3) North America and (4) South America. See Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Report for further details regarding segments and geographic areas.
Tupperware Brands' products are sold around the world under six brands: Tupperware, Avroy Shlain, Fuller, NaturCare, Nutrimetics and Nuvo. For the past five fiscal years, 91 to 93 percent of total revenues from the sale of Tupperware Brands' products have been in international markets.
Sales are to the ultimate customer principally through a combination of direct selling and marketing by 2.9 million independent sales force members with approximately 550,000 active at any designated point in time. Products are primarily sold directly to distributors, directors, managers and dealers ( the “sales force”) throughout the world. Sales force members purchase products at a discount from the Company and then sell them to their customers. Sales methods can differ based on the market.

     A significant portion of the Company's business is operated through distributors, many of whom stock inventory and fulfill orders of the sales force that are generally placed after orders have been received from end consumers. Sales force host parties, perform demonstrations and/or connect with a consumer through a catalog, brochure, or online via social media or a website. In a stocking model, the distributor orders product, stocks it in a warehouse and picks, packs and ships it to the sales force for distribution to the end consumer. In a non-stocking model, the distributor’s focus is on increasing the sales force size with the Company managing the stocking and distribution of inventory. Discounts to the distributor are adjusted depending on the level of service provided. Where distributorships are granted, they have the right to market the Company's products and to utilize Tupperware Brands' trademarks, subject to certain limitations. The vast majority of the sales force members are independent contractors and not employees of the Company. In certain limited circumstances, the Company has acquired ownership of distributorships for a period of time until an independent distributor can be installed in order to maintain market presence.
Some business units utilize a campaign merchandising system, whereby sales force members sell through brochures generated every two or three weeks, to their friends, neighbors and relatives. The brochures highlight new products and specially-priced items for each sales campaign and allow the sales force to connect one-on-one with the consumer. Generally, the sales force forwards an order to a designated Tupperware distribution center where the product is packaged and shipped to the sales force for delivery to the consumer.
The Company also uses retail stores, owned by independent sales force members, in certain markets, most predominantly in China. These physical locations provide an entrepreneurial opportunity for owners to connect with consumers to demonstrate and sell products while also creating visibility and reinforcing Tupperware’s image with consumers. As of December 28, 2019, China had over 6,300 store locations with approximately 150 additional stores located in other parts of the world.
In 2019, the Company continued to sell directly, and/or through its sales force, to end consumers via the Internet. Tupperware provides its sales force with various digital tools to connect with consumers directly through social media and personalized web pages. The Company also offers digital training, in addition to in-person meetings, for sales force development. Tupperware has consumer direct websites in Brazil, Mexico, and the United States.
The Company also entered into a limited number of business-to-business transactions, in which it sells products to a partner company. Sales through the Internet to end consumers and business-to-business transactions do not constitute a significant portion of the Company's sales.
In addition to the introduction of new products and development of new geographic markets, a key element of the Company's strategy is expanding its business by increasing the size of its sales force. Under this system, distributors, directors, team leaders and managers, add, train, and motivate a large number of sales force members, while continuing to sell products. Tupperware provides support through programs, such as sales promotions, sales and training aids, and motivational conferences. In addition, to support its sales force, the Company utilizes catalogs, television and magazine advertising, as well as various social media channels, which help to increase its sales levels with hard-to-reach customers and generate leads for new sales force members.
As of December 28, 2019, the Company's distribution system had approximately 2,000 distributors, 113,200 managers (including directors and team leaders) and 2.9 million sales force members worldwide.
III. COMPETITION
There are many competitors to Tupperware Brands' businesses both domestically and internationally. The principal bases of competition generally are marketing, price, quality and innovation of products, as well as competition with other companies for independent sales force. Due to the nature of the direct selling industry, it is critical that the Company provides a compelling earnings opportunity for the sales force, along with developing new and innovative products. The Company maintains its competitive position, in part, through the use of strong incentives and promotional programs.
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

IV. EMPLOYEES
At December 28, 2019, the Registrant employed approximately 11,300 people, of whom approximately 600 are based in the United States.
V. RAW MATERIALS
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
VI. TRADEMARKS AND PATENTS
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
VII. ENVIRONMENTAL LAWS
Compliance with federal, state and local environmental protection laws has not had in the past, and is not expected to have in the future, a material effect upon the Registrant's capital expenditures, liquidity, earnings or competitive position.
VIII. OTHER
Sales do not vary significantly on a quarterly basis but are impacted by holiday schedules, vacations by dealers, as well as promotional activities during these periods, which vary by market.
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

IX. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of the names and ages of all executive officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 20, 2020).

Name and Age	Positions and Offices Held and Principal Occupations of Employment- During Past Five Years
Stein Ove Fenne, age 47
Group President, Tupperware Europe, Africa & Middle East (TEAM) since July 2018. Previously Senior Vice President & President, Tupperware U.S. & Canada since October 2016, after serving as President, U.S. & Canada since July 2012.

Lillian D. Garcia, age 63	Executive Vice President and Chief Talent & Engagement Officer, formerly known as Executive Vice President & Chief Human Resources Officer, since January 2013.
Asha Gupta, age 48	Executive Vice President and Chief Strategy and Marketing Officer since August 2018, after serving as Group President, Asia Pacific since January 2014.
Cassandra Harris, age 47
Executive Vice President and Chief Financial Officer since April 2019. Prior thereto, Ms. Harris served as Vice President and Chief Information Officer of VF Corporation, a global company with a diverse portfolio of iconic lifestyle brands, since 2017, after serving in positions of increasing responsibility, including Vice President and Chief Financial Officer, Global Retail, Supply Chain, and Shared Services from 2016 to 2017, Vice President and Chief Financial Officer, Global Supply Chain from 2009 to 2016, and Chief Financial Officer, Asia/India Brands in 2015.

Justin Hewett, age 48
Group President, Asia Pacific since August 2018. Previously Area Vice President with portfolio responsibility in the Company’s Europe, Africa and Middle East group since January 2016, and Area Vice President, Total Africa since September 2014.

Christopher D. O'Leary, age 60
Interim Chief Executive Officer since November 2019 and as Director on the Board of Tupperware Brands Corporation since January 2019. He also serves as Partner, Twin Ridge Capital Management, a private investment firm, since September 2018. Mr. O’Leary is the former Executive Vice President and Chief Operating Officer, International for General Mills, Inc., a publicly traded food company, from 2006 to 2016, after serving in various positions of increasing responsibility since 1997. He currently serves on the boards of Telephone and Data Systems, Inc. and CARE, Inc. Within the last 5 years, he previously served on the board of Newell Rubbermaid, Inc.

Madeline Otero, age 44
Vice President and Controller since November 2018, after serving as Vice President, Internal Audit and Enterprise Risk Management since November 2015, and as Vice President and Chief Financial Officer of the Beauticontrol business since January 2011.

Karen M. Sheehan, age 46
Executive Vice President, Chief Legal Officer & Secretary since January 2018, after serving as Senior Vice President, General Counsel & Secretary since January 2017, and as Vice President & Deputy General Counsel since December 2014.

William J. Wright, age 57
Executive Vice President, Product Innovation and Supply Chain since February 2017, after serving as Executive Vice President, Supply Chain Worldwide since October 2015 and Senior Vice President, Global Supply Chain since October 2014.

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
Operational Risk
Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, and unplanned interruptions in service. Certain of these types of activities were identified in the course of the Company’s review of the Fuller Mexico business.
The risk of operational loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. The Company must comply with a number of legal and regulatory requirements, including those under the Sarbanes-Oxley Act of 2002, as amended.
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
In February 2020, the Company, with the help of external legal and accounting resources, conducted an investigation into its Fuller Mexico business primarily regarding the accounting for accounts payable and accrued liabilities. The financial impact of this matter is discussed more fully in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Results - North America.”. While the Company believes that it has resolved this matter, there can be no assurances that similar issues will not be identified in the future.
Sales Force Factors
The Company is largely dependent upon the independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company’s distribution system depends upon successful addition, activation and retention of a large force of independent sales personnel. The addition, retention and activation of sales force members is dependent upon the competitive environment among other companies who also use this channel of distribution and upon the general labor market, unemployment levels, general economic conditions, demographic and cultural changes in the workforce and the level of penetration of the Company's sales force in the geographies in which it operates as well as the introduction of new products. The Company also competes for sales force members with other companies in various channels where an individual can move seamlessly from one opportunity to the next due to the relative low cost of entry, no requirement to attract, build and train new team members, and has use of sophisticated platforms that drive traffic, place orders, and delivers.
The Company’s sales are directly tied to the activity levels of its sales force, which is in large part a temporary working activity for many sales force members. Activity levels may be affected by the degree to which a market is penetrated by the presence of the Company’s sales force, the amount of average sales per order, the amount of sales per sales force member, the mix of high-margin and low-margin products sold at group demonstrations and elsewhere, and the activities and actions of the Company’s product line and channel competitors. The Company’s sales force members may be affected by initiatives undertaken by the Company to grow its revenue base or change its cost base which may lead to the inaccurate perception that the independent sales force system is at risk of being phased out or the Company intends to exit markets.

Consumer Demand
The Company's business is subject to changes in consumer trends and demands such as the types of products the Company offers, the ease of finding and ordering the product, and the speed at which the products can be delivered. The Company's ability to accurately predict and respond to these changes could impact the Company's financial results. The Company currently has less than one percent of its revenue derived from channels other than direct selling. The reliance on this dominant channel in an environment where the consumer expects a frictionless experience could impact the Company's business.
International Operations
The Company is subject to risks of doing business internationally. The Company has derived for a number of years, over 90 percent of its net sales from operations outside the United States. An economic slowdown in any of the countries where the Company operates, particularly in Brazil and China, could materially affect the Company's revenues and operating results. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. Among others, these risks include local political and economic environments, adverse new tax regulations, potentially burdensome privacy protocols, including the EU General Data Protection Regulation, and relations between the United States and foreign governments. In addition, some of the international jurisdictions in which the Company operates have a different, or less developed, legal system that lacks transparency in certain respects relative to that of the United States, and can accord local government authorities a higher degree of control and discretion over business than is customary in the United States.
Movement in exchange rates has had and may continue to have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the Brazilian real, Chinese renminbi, Euro, Indonesian rupiah, Malaysian ringgit, Mexican peso and South African rand. In 2019 the Company generated at least $100 million of sales in Brazil, China, Fuller Mexico, Tupperware Mexico and the United States and Canada. Of these units, sales by Brazil and China exceeded $200 million. Although the Company's currency risk is partially mitigated by the natural hedge arising from its local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign currency exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. dollar. There can be no assurance that foreign currency fluctuations and related hedging activities will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.
Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions on transfers of cash out of countries and control of exchange rates and currency convertibility, the Company may not be able to immediately access its cash at the exchange rate used to translate its financial statements. As of the end of 2019, this was a particular issue in China.
See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding this risk.
Legal and Regulatory Issues
The Company's business may also be affected by actions of domestic and foreign governments to restrict the activities of direct selling companies for various reasons, including a limitation on the ability of direct selling companies to operate without the involvement of a traditional retail channel. Foreign governments may also introduce other forms of protectionist legislation, such as limitations or requirements on where the products can or must be produced or requirements that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export and import quotas and restrictions on repatriation of foreign earnings and/or other methods of accessing cash generated internationally, may negatively affect the Company's local or corporate operations. Governments may seek either to impose taxes on independent sales force members, to classify independent sales force members as employees of direct selling companies with whom they may be associated, triggering employment-related taxes on the Company's sales force and/or the direct selling companies, or to impose registration requirements that could impact prospects' willingness to join the sales force. Some governments prohibit or impose limitations on the requirement to purchase demonstration products upon joining a direct selling business and/or the types of activities for which sales force can be compensated. The U.S. government may impose restrictions on the Company's ability to engage in business in other countries in connection with the foreign policy of the United States.

Financial Covenants, Liquidity and Existing Debt
The Company must meet certain financial covenants as defined in the applicable agreements to borrow under its credit facilities. In the event the Company fails to comply with any of the covenants or to meet its payment obligations, it could lead to an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations. The Company may not have sufficient working capital or liquidity to satisfy its debt obligations in the event of an acceleration of all or a portion of its outstanding obligations. If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance its indebtedness. The Company’s ability to restructure or refinance its debt will depend on market conditions and the Company’s financial performance at such time. Any refinancing, if at all, of the Company’s debt could be at higher interest rates and may require the Company to comply with more covenants, which could further restrict its business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives.
In the third quarter of 2019, Standard and Poor’s Financial Services, Inc. ("S&P") downgraded the Company’s credit rating from BBB- to BB+. This downgrade did not have an impact on the Amended and Restated Credit Agreement dated as of March 29, 2019 (as so amended, the “Credit Agreement”) due to the Credit Agreement defining a Non-Investment Grade Ratings Event, which at the time was the threshold for any additional guarantee and collateral requirements, as a Moody’s rating of Ba2 or lower or an S&P rating of BB or lower. Additionally, there were no changes in the status level for the applicable margins as stated in the Credit Agreement Pricing Schedule 1.01, due to the Company’s consolidated leverage ratio on the last day of the quarter being less than or equal to 2.00 to 1.00.
On February 26, 2020, S&P downgraded the Company’s credit rating from BB+ to B and placed all of its ratings on CreditWatch with negative implication. On February 27, 2020 Moody’s downgraded the Company’s credit rating from Baa3 to B1. Although each downgrade exceeded the threshold for additional guarantee and collateral requirements of the Credit Agreement, at the time of the downgrade the Company had already received the approvals it required from its bank group for the amendment (the “Amendment”) of its Credit Agreement in order to provide relief regarding the financial covenant that requires the Company to maintain a specified ratio of (i) Consolidated Funded Indebtedness to (ii) Consolidated EBITDA (the “Consolidated Leverage Ratio”). In addition, the Amendment removed the requirement that a Non-Investment Grade Ratings Event must occur before the Company is required to cause the Additional Guarantee and Collateral Requirement (as defined in the Credit Agreement) to be satisfied. As a result, the Company is required to cause certain of its domestic subsidiaries to become guarantors on the Credit Agreement and the Company and certain of its domestic subsidiaries are required to pledge additional collateral. The Amendment to the Credit Agreement was executed on February 28, 2020. The Credit Agreement and the Amendment are discussed more fully in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources” of this Report. If the Company is unable to meet this modified Consolidated Leverage Ratio, or if the Company is unable to further modify it or other provisions of the Credit Agreement in the future, as may be needed, the Company may be held in default, which could result in the termination of the revolving commitments under the Credit Agreement, the acceleration of the obligations under the Credit Agreement, and possibly other debt obligations under other agreements with cross default provisions, pursuit of certain remedies relating to the collateral securing the obligations under Credit Agreement, and the pursuit of other remedies, all of which could have a material adverse effect on the Company.
The Company has outstanding approximately $600 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes become due on June 1, 2021. The Notes were issued under an indenture (the “Indenture”) between the Company and its 100 percent subsidiary, Dart Industries Inc. (the “Guarantor”) and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor has granted a security interest in those certain “Tupperware” trademarks and service marks, as well. The Indenture includes, among others, covenants that limit the ability of the Company to raise indebtedness or equity capital under certain circumstances. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Report for further details regarding the Senior Notes.
Whether the Company will be able to repay or refinance the Senior Notes will depend on market conditions and the Company’s financial performance at the time. Any refinancing, if at all, of the Senior Notes could be at a higher interest rate and may require the Company to comply with more covenants, which could further restrict the Company's business operations. If the Company is unable to repay or refinance the Senior Notes, the holders of the Seniors Notes may pursue certain remedies relating to the collateral securing the guaranty of the Senior Notes or pursue other remedies, in each case in accordance with the Indenture and the documents relating to such collateral, all of which could have a material adverse effect on the Company.

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
Senior Leadership Team; Management Succession; Change in CEO
The Company’s success depends in part on the efforts and abilities of qualified personnel at all levels, including its senior management team and other key employees. Their motivation, skills, experience, contacts and industry knowledge significantly benefit the Company’s operations and administration. The failure to attract, motivate and retain members of the senior management team could have an adverse effect on the Company’s results of operations, cash flows and financial condition. Since 2018, the composition of the Company’s senior management has changed substantially. On March 12, 2020, the Company announced that Miguel Fernandez would become the Company’s President and Chief Executive Officer, effective April 6, 2020. Mr. Fernandez replaces the Company's interim Chief Executive Officer, Christopher O’Leary, who will remain a director. On March 12, 2020, the Company also announced that Richard Goudis would become the Company’s Executive Vice Chairman, effective March 12, 2020. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder the Company’s strategic planning, execution and future performance. A change in the senior management team may create uncertainty among investors, employees and others concerning the Company’s future direction and performance. Any disruption in the Company’s operations or uncertainty could have an adverse effect on its business, financial condition or results of operations.
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
The Company could also be adversely affected by system or network disruptions if new or upgraded information technology systems or software are defective, not installed properly or not properly integrated into its operations. Various measures have been implemented to manage the risks related to the implementation and modification of hardware and software, but any significant disruption or deficiency in the design and implementation of new or upgraded information technology systems or software could have a material adverse effect on the Company’s business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of internal controls over financial reporting. The Company is continuing to upgrade its systems on a worldwide basis.

General Business Factors
The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes, epidemics/pandemics, political instability, terrorist activity, public scrutiny of the direct selling channel, and changing attitudes regarding plastic products may have a significant impact on the willingness or ability of consumers to attend parties or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum and natural gas-based resins, may have an impact on the availability or cost of the Company’s plastic products. The Company is also subject to frequent product counterfeiting and other intellectual property infringement, which may be difficult to police and prevent, depending upon the ability to identify infringers and the availability and/or enforceability of intellectual property rights. Other risks, as discussed under the sub-heading “Forward-Looking Statements” contained in Part II, Item 7A of this Report, can be relevant to performance as well.
Global Growth Strategy Initiatives
In January 2019, the Company announced an acceleration of investment in its Global Growth Strategy initiatives. Since the inception of the 2019 program, a reassessment of costs and priorities has occurred with a shift from a segment to a global focus with increased emphasis on procurement, sourcing and organizational realignment. The Company expects to invest approximately $50 million through 2021. The areas of strategic focus are driving innovation across products, sales force and consumer experiences; extending access to make it easier for sales force and consumers to connect; deploying technology to drive sales force engagement and consumer connections; contemporizing the service model to allow the sales force to focus on driving revenue; and simplifying and streamlining structures to create a more aligned and integrated organization. Once implemented, the transformation initiatives are expected to enable annual local currency sales growth and to generate about $100 million in annualized savings.
As the Company works to complete the transformation initiatives, it may not realize anticipated savings or benefits from one or more of the various restructuring and cost-savings programs undertaken as part of these efforts in full or in part or within the time periods expected. It also may not realize the increase in sales intended to be enabled by the initiatives. The Company's ability to improve its operating results depends upon a significant number of factors, some of which are beyond its control. Other events and circumstances, such as financial and strategic difficulties and delays or unexpected costs, including the impact of foreign currency and inflationary pressures, may occur which could result in not realizing targets or in offsetting the financial benefits of reaching those targets. Reaching those targets may also depend on the level of acceptance by the Company's sales force of its compensation initiatives. If the Company is unable to realize the anticipated savings or benefits, or otherwise fails to invest in the growth initiatives, the business may be adversely affected. In addition, any plans to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not these savings and benefits are realized. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these initiatives, and the failure to realize anticipated savings or benefits from such initiatives could have a material adverse effect on business, prospects, financial condition, liquidity, results of operations and cash flows.
Natural disasters and unusual weather conditions, pandemic outbreaks (including COVID-19), terrorist acts, global political events and other serious catastrophic events
These types of events could disrupt business and otherwise materially adversely affect business and financial condition. With operations in many states and multiple foreign countries, the Company is subject to numerous risks outside of its control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemic outbreaks and other global health emergencies, terrorist acts or disruptive global political events, or similar disruptions that could materially adversely affect business and financial performance.

Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, coronavirus, or even a particularly virulent flu, could decrease demand for the Company's products and ability to offer them through parties held by the sales force. The recent outbreak in China of the Coronavirus Disease 2019 (“COVID-19”), which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that the Company or its employees, contractors, suppliers, sales force, consumers, and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Currently, the greatest impact of COVID-19 is in China and Asia Pacific, where there are currently highest recorded cases. The Company has a manufacturing facility and generated over $200 million in sales in China in 2019. COVID-19 may impact other geographic areas in which the Company has operations. The Company's top priority is to protect its employees and their families, the sales force and consumers, and its operations from any adverse impacts. The Company is taking precautionary measures as directed by health authorities and the local government. COVID-19 has and may continue to have an impact on ports and trade into and out of China and Hong Kong, as well as travel in the region and globally. Given the interconnectivity of global supply chain and global economy, and the possible rate of future global transmission, the impact of COVID-19 may extend beyond the areas which are currently known to be impacted. While it is not possible at this time to estimate the impact COVID-19 could have on the Company's business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain, the manufacture or shipment of our products, our sales force, and adversely impact our business, financial condition, or results of operations.
Uncharacteristic or significant weather conditions can affect travel and the ability of businesses to remain open, which could lead to decreased ability for sales force to connect with customers and materially adversely affect short-term results of operations. Although it is not possible to predict such events or their consequences, these events could materially adversely affect the Company's reputation, business and financial condition.
Stock Price Volatility; Risk of Delisting
The market price of the Company's common stock can be volatile. The Company's common stock is currently listed on the New York Stock Exchange (“NYSE”). If the Company does not maintain an average closing price of $1.00 or more over any consecutive 30 trading-day period, the  NYSE may initiate proceedings to delist the Company's common stock for failure to maintain compliance with the NYSE price criteria listing standards. A delisting of the Company's Common Stock could result in a reduction in its liquidity and market price.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains significant manufacturing and/or distribution facilities in Australia, Brazil, France, Greece, Indonesia, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in Belgium, China, Germany, India, Japan and Venezuela. The Registrant owns and maintains the headquarters in India and leases the former Beauticontrol manufacturing and distribution facility in Texas. The Registrant is seeking to sub-lease the Beauticontrol facility and is endeavoring to dispose of its manufacturing and distribution facility in Australia and in France.
The Registrant conducts a continuing program of new product design and development at its facilities in Australia, Belgium and Mexico. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. Notwithstanding the planned dispositions noted above, the Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good and the nature of the properties and the capacity of its plants and warehouses generally to be adequate for its needs.
In addition to the above-described improved properties, the Registrant owns unimproved real estate surrounding its corporate headquarters in Orlando, Florida. The Registrant prepared certain portions of this real estate for a variety of development purposes and, in 2002, began selling parts of this property. To date, approximately 430 acres have been sold and about 130 acres remain to be sold in connection with this project that is expected to continue for a number of years.

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
In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida.  The complaints allege that statements in public filings between January 30, 2019 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934.  The plaintiffs seek to represent a class of stockholders who purchased the Company’s shares during the potential class period and demand unspecified monetary damages. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the actions. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.
Item 4.    Mine Safety Procedures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal United States market on which the Registrant’s common stock is traded is the New York Stock Exchange under the symbol “TUP”. As of March 9, 2020, the Registrant had 33,050 shareholders of record and beneficial holders.

Item 5a.	Performance Graph.
The following performance graph compares the performance of the Company's common stock to the Standard & Poor's 400 Mid-Cap Stock Index and the Standard & Poor's 400 Mid-Cap Consumer Discretionary Index. The Company's stock is included in both indices. The graph assumes that the value of the investment in the Company's common stock and each index was 100 at December 27, 2014 and that all dividends were reinvested.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/27/2014	100.00	100.00	100.00
12/26/2015	91.84	97.99	92.72
12/31/2016	90.71	116.90	100.84
12/30/2017	112.83	135.88	120.46
12/29/2018	60.12	119.57	98.27
12/28/2019	16.52	152.32	125.15

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.

Item 6.	Selected Financial Data.
The following table presents the Company’s selected historical financial information for the last five years. The selected financial information has been derived from the Company's consolidated financial statements which, for the data presented for fiscal years 2019 and 2018 and for some data presented for 2017, are included in Part II, Item 8 of this Report. This data should be read in conjunction with the Company's other financial information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Part II, Items 7 and 8, respectively, in this Report.

(In millions, except per share amounts)	2019	2018	2017	2016	2015
Operating results
Net sales:
Europe	$475.2	$525.6	$550.4	$559.4	$612.9
Asia Pacific	590.5	682.0	734.8	748.6	771.0
North America	453.5	515.1	541.5	548.3	593.7
South America	278.7	347.0	429.1	356.8	306.2
Total net sales	$1,797.9	$2,069.7	$2,255.8	$2,213.1	$2,283.8
Segment profit:
Europe	$38.0	$46.3	$54.5	$65.3	$92.4
Asia Pacific	124.3	172.5	189.3	181.0	175.9
North America	40.2	76.3	69.7	66.1	69.7
South America	43.8	68.3	98.7	82.2	46.5
Unallocated expenses	(41.8)	(46.3)	(64.1)	(67.6)	(72.8)
Gain on disposal of assets including insurance recoveries, net (a),(b)	12.9	18.7	9.1	27.3	13.7
Re-engineering and impairment charges	(34.7)	(15.9)	(66.0)	(7.6)	(20.3)
Impairment of goodwill and intangible assets (c)	(40.0)	—	(62.9)	—	—
Interest expense, net	(39.3)	(43.7)	(43.2)	(45.4)	(45.2)
Income before income taxes	103.4	276.2	185.1	301.3	259.9
Provision for income taxes (d)	91.0	120.3	450.5	77.7	74.1
Net income (loss) (d)	$12.4	$155.9	$(265.4)	$223.6	$185.8
Basic earnings (loss) per common share	$0.26	$3.12	$(5.22)	$4.43	$3.72
Diluted earnings (loss) per common share	$0.25	$3.11	$(5.22)	$4.41	$3.69

See footnotes beginning on the following page.

(Dollars in millions, except per share amounts)	2019	2018	2017	2016	2015
Profitability ratios
Segment profit as a percent of sales:
Europe	8.0%	8.8%	9.9%	11.7%	15.1%
Asia Pacific	21.0	25.3	25.8	24.2	22.8
North America	8.9	14.8	12.9	12.1	11.7
South America	15.7	19.7	23.0	23.0	15.2
Financial Condition
Cash and cash equivalents	$123.2	$149.0	$144.1	$93.2	$79.8
Net working capital	(150.4)	(138.5)	(28.3)	(2.3)	(63.5)
Property, plant and equipment, net	267.5	276.0	278.2	259.8	253.6
Total assets	1,262.4	1,308.8	1,388.0	1,587.8	1,598.2
Short-term borrowings and current portion of long-term obligations	273.2	285.5	133.0	105.9	162.5
Long-term obligations	602.2	603.4	605.1	606.0	608.2
Shareholders’ equity (deficit)	(277.0)	(235.2)	(119.4)	212.8	161.0
Current ratio	0.78	0.82	0.96	1.00	0.90
Other Data
Net cash provided by operating activities	$87.4	$132.0	$217.4	$237.0	$225.7
Net cash used in investing activities	(27.0)	(34.7)	(57.6)	(25.7)	(43.1)
Net cash used in financing activities	(85.3)	(79.0)	(116.6)	(193.3)	(157.1)
Capital expenditures	61.0	75.4	72.3	61.6	61.1
Depreciation and amortization	55.2	58.2	60.5	57.5	62.4
Common Stock Data
Dividends declared per share	$0.81	$2.72	$2.72	$2.72	$2.72
Dividend payout ratio (e)	311.5%	87.2%	nm	61.4%	73.1%
Average common shares outstanding (thousands):
Basic	48,771	49,877	50,818	50,521	49,947
Diluted (f)	48,994	50,154	50,818	50,719	50,401
Period-end book value per share (g)	$(5.65)	$(4.69)	$(2.35)	$4.20	$3.19
Period-end price/earnings ratio (h)	32.9	10.0	nm	11.9	15.1
____________________
nm    Not meaningful

(a)
In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2019, 2018, 2017, 2016 and 2015, in connection with this program, pretax gains of $8.8 million, $7.1 million, $8.8 million, $26.5 million and $12.9 million, respectively, were included in gains on disposal of assets including insurance recoveries, net.

(b)
Included in gain on disposal of assets including insurance recoveries, net are pretax gains of $5.8 million from the sale of the French marketing office in 2019, $9.5 million from the sale and leaseback of a distribution facility in Japan in 2018 and $2.1 million from the sale of the Beauticontrol property in Texas in 2018.

(c)
Valuations completed on the Company’s intangible assets resulted in the conclusion that the goodwill value of the Fuller Mexico reporting unit in both 2019 and 2017 and the Fuller and Nutrimetics tradenames in 2019 were impaired. This resulted in a non-cash charge of $40.0 million and $62.9 million, respectively.

(d)
In 2017, upon enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company recorded $375.0 million of non-cash, income tax charges. In addition, in 2018 the Company recorded $46.6 million of income tax expense related to implementation of provisions of the Tax Act.

(e)	The dividend payout ratio is dividends declared per share divided by basic earnings per share. In 2017, due to the Company's net loss position the dividend payout ratio is not meaningful.

(f)	In 2017, due to the Company's net loss position diluted shares were the same as basic shares outstanding.

(g)	Period-end book value per share is calculated as year-end shareholders’ equity (deficit) divided by full-year diluted common shares outstanding.

(h)
Period-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full-year diluted earnings per share. In 2017, due to the Company's net loss position the Period-end price/earnings ratio is not meaningful.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for 2019 compared with 2018, and changes in financial condition during 2019 and 2018. Discussion of the results of operations for 2018 compared to 2017 are included in the Form 10-K for the period ended December 29, 2018 and filed with the SEC on February 25, 2019. This information should be read in conjunction with the consolidated financial information provided in Part II, Item 8 of this Annual Report.
The Company's core sales are derived from the distribution of its products through independent sales organizations and individuals, who may also be its customers, who then, in turn, sell to end consumers who are not members of its sales force. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company's primary business drivers are the size, activity, diversity and productivity of its independent sales organizations.
In 2019, the Company continued to sell directly and/or through its sales force as well as to end consumers via the Internet and through business-to-business transactions, in which it sells products to a partner company. These Internet and business-to-business transactions are not material to overall sales.
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
Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the Forward-Looking Statements caption included in Item 7A.

Results of Operations
(Dollars in millions, except per share amounts)
Total Company Results 2019 vs. 2018

	52 weeks ended		Change	Change excluding the impact of foreign exchange	Foreign exchange impact
	December 28, 2019	December 29, 2018
Net sales	$1,797.9	$2,069.7	(13)%	(9)%	$(91.6)
Gross margin as a percent of sales	66.0%	66.6%	(0.6) pp	na	na
DS&A as a percent of sales	55.6%	51.2%	4.4 pp	na	na
Operating income	$125.9	$319.8	(61)%	(58)%	$(17.2)
Net income	$12.4	$155.9	(92)%	(91)%	$(13.0)
Net income per diluted share	$0.25	$3.11	(92)%	(91)%	$(0.26)
____________________
na    not applicable
pp    percentage points

Net Sales
Reported sales decreased 13 percent in 2019 compared with 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased nine percent. The average impact of higher prices on the sales comparison was approximately one percent.
The net decrease in local currency sales were mainly driven by decreases in:

•	Brazil from lower sales force activity and recruiting mainly due to increased competition and lower consumer spending

•	China from less outlet openings, a shift in product mix, and lower consumer spending

•	Fuller Mexico, resulting from a smaller, less active and less productive sales force

•	Germany from lower business-to-business sales and a less active sales force

•	India from a smaller and less active sales force in addition to the recent shift to the studio and digital model in response to changing regulations around direct sellers in the country

•	Indonesia from a less active sales force

•	United States and Canada, resulting from a less active and less productive sales force

This decrease was partially offset by an increase in Argentina, due to pricing, and a net benefit of business-to-business sales in Europe.
A more detailed discussion of the sales results by reporting segment is included in the segment results section in this Part II, Item 7.

Gross Margin
Gross margin as a percentage of sales was 66.0 percent in 2019 and 66.6 percent in 2018. The decrease of 0.6 percentage points ("pp") reflected:

•	more aggressive promotional pricing in Brazil in 2019 compared with 2018

•	the impact of the shift from premium priced products to mid-priced products due to lower consumer spending trends in China

•	higher obsolescence charges at Fuller Mexico

•	an increase in excise tax in the Philippines

•	higher negative manufacturing variances, mainly volume, related to United States and Canada
Operating Expenses
Delivery, sales and administrative expense (“DS&A”) as a percentage of sales was 55.6 percent in 2019, compared with 51.2 percent in 2018. The 4.4 percentage point increase in comparison primarily reflected:

•	increased selling expenses mainly from higher bad debt expense, primarily in Brazil and Fuller Mexico, and higher commissions in Brazil and Indonesia (1.5 pp)

•
increased administration and other expenses mainly due to fees for a professional services firm supporting business transformation efforts, CEO transition costs, and lower absorption of fixed costs mainly related to IT expenses, partially offset by reduced management incentive costs based on the performance of the business (1.9 pp)

•	increased distribution costs predominantly impacting Brazil and the United States and Canada (1.0 pp)
The Company segregates corporate operating expenses into allocated and unallocated components based upon the estimated time spent managing segment operations. The allocated costs are then apportioned on a local currency basis to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses in 2019 decreased $4.5 million compared with 2018, reflecting the change in hedge accounting and reduced management incentive costs, partially offset by increased investment in marketing organization and tools, and CEO transition related expenses.
As discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Report, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies which include this expense in cost of products sold.
Re-engineering Costs
The multi-year decline in revenue led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency and otherwise transform its business. These actions often result in re-engineering costs related to headcount reductions and to facility downsizing and closure, as well as related asset write downs and other costs that may be necessary in light of the revised operating landscape including structural changes impacting how its sales force operates. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts.
The Company recorded $34.7 million, $15.9 million and $63.7 million in re-engineering charges during 2019, 2018 and 2017, respectively. These re-engineering costs were mainly related to the July 2017 revitalization program ("2017 program") and the transformation program announced in January 2019 ("2019 program").

Over the past three years, the Company has incurred such costs as detailed below that were included in the following income statement captions:

(In millions)	2019	2018	2017
Re-engineering and impairment charges	$34.7	$15.9	$63.7
Cost of products sold	0.9	0.9	3.6
Delivery, sales and administrative expense	0.4	—	—
Total pretax re-engineering costs	$36.0	$16.8	$67.3
In relation to the 2017 program, the Company incurred $4.5 million, $15.9 million and $63.7 million of charges in 2019, 2018 and 2017, respectively, primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures. Under this program, the Company has incurred $84.1 million of pretax costs starting in the second quarter of 2017 through 2019 and expects to incur an additional $2.6 million of pretax re-engineering costs starting in 2020. The annualized benefit of these actions has been approximately $36 million. After reinvestment of a portion of the benefits, improved profitability is reflected most significantly through lower cost of products sold, but also through lower DS&A; however, overall profitability has not risen in light of lower sales and higher costs.
During 2019, the Company incurred $26.4 million of costs related to the 2019 program, primarily related to severance costs, outside consulting services, project team expenses, and distributor support. The 2019 program was launched with the focus to drive innovation, sales force engagement and consumer experiences through a contemporized and streamlined service model. Since the inception of the 2019 program, a reassessment of costs and priorities has occurred with a shift from a segment to a global focus with increased emphasis on procurement, sourcing and organizational realignment. This program is expected to run through 2021 and incur approximately $50 million in pretax cost, with about 100 percent paid in cash. Savings from the 2019 program will occur as the program is implemented, and once fully executed, is expected to enable annual local currency sales growth and to generate about $100 million in annualized savings.
See also Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Report, regarding the Company's re-engineering actions.
Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation. In the second quarter of 2017, the Company performed an interim impairment test over the Fuller Mexico reporting unit as of the end of May 2017 and recorded an impairment charge to reduce the carrying value of the reporting unit to the fair value from the evaluation. With the estimated fair value of the reporting unit equaling its carrying value, the Fuller Mexico reporting unit had a high risk of future impairment to the remaining goodwill balance. The estimated fair value from the 2017 assessment was dependent upon the Company's ability to overcome a trend of negative sales, profit and cash flow that began in 2011, in order to see positive revenue growth starting in 2019 with continued four percent growth in years thereafter. In the second half of 2017 and in 2018, the reporting unit was successful in meeting projections from the 2017 assessment due to improved sales with better margins and lower promotional spending. This resulted in a reduction to negative revenue trends from the projected 10.0 percent to 8.7 percent in 2017 and 7.1 percent to 0.8 percent in 2018. In the third quarter of 2018, the Company completed the annual assessment for all of its reporting units and indefinite-lived intangible assets, and concluded that there were no impairments.

During the first and second quarters of 2019, the Fuller Mexico reporting unit saw declines in sales and profit accelerate due to difficult economic and geopolitical trends, but was still projected to meet expectations from the May 2017 assessment. In the third quarter of 2019, the reporting unit’s sales, profitability and cash flows fell short of previous expectations for the full year 2019, which required an increase in bad debt expense and increased inventory obsolescence. As a result, the annual assessment for all of the Company’s reporting units and indefinite-lived intangible assets completed in the third quarter of 2019 concluded that a $19.7 million impairment existed, mainly for the impairment of the Fuller Mexico goodwill of $17.5 million. The impairment evaluation of the Fuller Mexico reporting unit included a fair value analysis, for which the significant assumptions included annual revenue growth rates ranging from negative eight percent to positive four percent, with revenue stabilization starting in 2022 and positive revenue growth starting in 2023, a compound average growth rate of 0.2 percent, and a 2.5 percent growth rate used in calculating the terminal value. The discount rate used for Fuller Mexico was 14.9 percent, which was approximately one percentage point lower than at the time of the assessment performed in the second quarter of 2017 based on changes to interest rates and other macro-economic factors in Mexico since that time. Based on the fair value calculation performed as of the third quarter 2019, the remaining balance of goodwill for Fuller Mexico was written off due to the calculated fair value being less than carrying value for the reporting unit by more than the recorded goodwill. This was a triggering event to assess the recoverability of the Fuller tradename, which concluded no impairment as of the third quarter of 2019 based on actual and forecasted results of the units which support the Fuller tradename value.
The Nutrimetics tradename was also impaired in the third quarter of 2019 by $2.2 million due to declining sales trends, leaving a $3.5 million carrying value as of September 28, 2019.
In the fourth quarter of 2019, as part of the on-going assessment of goodwill and intangible assets, the Company noted that the financial performance of the units selling Fuller products had fallen below their previous trend lines and it concluded that they would fall significantly short of previous expectations. Revenue further declined in the fourth quarter of 2019 and margins significantly declined from third to fourth quarter resulting in an approximate 30 percent decrease in margins in the forecasted period. This significant impact to margins also impacted the royalty rate which was reduced from the rate utilized in the third quarter of 2019. These declines in the financial performance were deemed to be a triggering event and a test for recoverability and impairment was performed over the definite-lived intangible asset which included comparing the sum of the estimated undiscounted future cash flows, based on the relief from royalty method, attributable to the Fuller tradename to its carrying value. The result of the impairment test was to record a $20.3 million impairment to the Fuller tradename in the fourth quarter of 2019 recorded in "Impairment of goodwill and intangible assets" of the Consolidated Statements of Income. As the units that sell Fuller products are in different geographical areas, impairments of $6.0 million, $13.6 million and $0.7 million were recorded for the Asia Pacific, North America and South America segments, respectively, leaving a $6.5 million carrying value as of December 28, 2019.
The fair value of all of the Company's remaining reporting units and tradename intangibles exceeds their respective carrying values based on the current estimates and assumptions regarding sales performance and profitability. Given the sensitivity of valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results, a decrease in the forecasted future results of the Company’s business plans or changes in interest rates could also result in an impairment charge, as could changes in market characteristics including additional declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income.
Refer to Note 7 to the Consolidated Financial Statements in Part II, Item 8 for further information.

Gains on Disposal of Assets
The Company continues with its program, which began in 2002, to sell land for development near its Orlando, Florida headquarters. The Company has recognized pretax gains of $8.8 million and $7.1 million under this program in 2019 and 2018, respectively. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in future periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $162.4 million with additional anticipated net proceeds ranging between $65 million and $75 million as the program is completed. The carrying value of the remaining land included in the Company's land sales program was $15.8 million as of the end of 2019, which was included in property, plant and equipment held for use within the Consolidated Balance Sheets. The Company has concluded that the fair value of the land under this program significantly exceeded the carrying value as of the end of 2019, and will continue to do so into the foreseeable future.
In addition, in 2019 the Company completed the sale of its French marketing office recognizing a $5.8 million gain on proceeds of $6.2 million. In 2018, the Company executed a sale and leaseback of its distribution facility in Japan. The lease has an initial term of 6 years and 5 months. The transaction resulted in cash proceeds of $22.4 million and a recognized gain of $9.5 million with a deferred gain of $7.9 million, which was partially amortized in 2018 and adjusted to the 2019 opening balance of retained earnings as part of the adoption of new guidance on lease accounting. The Company also recorded a pretax gain of $2.1 million from the sale of Beauticontrol property in Texas in 2018.
Net Interest Expense
Net interest expense was $39.3 million in 2019, compared with $43.7 million in 2018. The decrease in interest expense related to the $5.6 million reclassification in 2019 from the accounting policy change for forward points from the Company's hedging activities, partially offset by the impact of higher interest on borrowings during 2019.
Income taxes
Income taxes were $91.0 million for the year ended December 28, 2019 as compared to $120.3 million for the same period in 2018. Due to declining performance in business, the Company was required to book valuation allowances which led to the effective tax rate of 87.9 percent for the year ended December 28, 2019 as compared to 43.6 percent and 243.4 percent for the same periods in 2018 and 2017, respectively. In 2019, the effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was higher than the U.S. statutory rate due to:

•	continued negative impacts from the tax reform provisions such as GILTI inclusions, interest deduction limitations, BEAT implications

•	a jurisdictional mix of offshore earnings in countries with statutory tax rates higher than the U.S.

•	decrease in the U.S. income which impacted the Company's ability to benefit from certain foreign tax credit carryforwards

•	certain valuation allowances recorded against existing deferred tax assets in the fourth quarter of 2019
The effective tax rates for 2018 and 2017 are higher than the U.S. statutory rate which reflect the impact of the Tax Cuts and Jobs Act of 2017 (“the Tax Act”).
The Tax Act made broad and complex changes to the U.S. tax code that continue to materially impact the business. These changes include (1) reducing the U.S. federal corporate rate from 35 percent to 21 percent; (2) elimination of the Corporate Alternative minimum tax (AMT); (3) the creation of the base erosion anti-abuse tax (BEAT); ); (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (GILTI); (6) a new limitation on deductible interest expense (IRC section 163(j)); (7) limitations on the deductibility of certain executive compensation; (8) significant limitations on the use of foreign tax credits (FTCs) to reduce U.S. income tax liability; and (9) changing the rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 21, 2017.

In addition to and in some cases interacting with the Tax Act, as seen in 2019, tax expense is affected by factors including but not limited to the global mix of earnings, changes in domestic and foreign tax legislation, acquisitions or dispositions as well as the tax characteristics of income. The Company is required to make judgments on the need to record deferred tax assets and liabilities, uncertain tax positions, and assessments regarding the realizability of deferred tax assets in determining the income tax provision. The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported in the Consolidated Balance Sheet, as well as any operating loss and tax credit carryforwards. The Company follows very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provides necessary valuation allowances as required. Using these guidelines, deferred tax assets are reviewed regularly for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Although realization is not assured, the Company does not establish a valuation allowance when it is more likely than not that a net deferred tax asset will be realized.
At the end of 2018, the Company recognized an $11 million deferred tax asset for U.S. interest limitations associated with new tax reform rules under IRC 163(j). This asset is an indefinite lived asset and realizability is dependent on projected future taxable income in the U.S. In 2018, the Company expected profit trends in the U.S. to increase based on forecasts and other tax planning strategies. It was determined based on those projections, a valuation allowance was not warranted at the end of 2018. During 2019, the Company recognized an additional $8 million of disallowed interest expense as the Company’s financial performance in 2019 did not meet previous expectations. While the Company is taking steps to improve future U.S. financial results, the Company determined the weight of the actual historical results exceeds potential forecasted income thereby necessitating the requirement to book a valuation allowance against the asset of $19 million in the fourth quarter of 2019.
The Company also booked a valuation allowance of $18.4 million in the fourth quarter of 2019 against the net tax assets for Fuller Mexico. The Company noted that the financial performance of Fuller had fallen below their previous trend lines and it concluded that they would fall significantly short of forecasted expectations. Revenue and profitability further declined in the fourth quarter of 2019. These declines in the financial performance triggered a reassessment of the realizability of the deferred tax assets in the fourth quarter resulting in a full valuation of $18.4 million being taken against the Fuller net deferred tax assets.
The Company accounts for Uncertain Tax Positions in accordance with FASB, ASC Topic 740, income taxes or ASC 740, which provides guidance on the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. In accordance with this standard, tax benefits are only recognized after concluding that it is more likely than not that the benefit will be sustained upon audit by the respective taxing authority based solely on the technical merits of the associated tax position. Once the recognition threshold is met, the Company recognizes a tax benefit measured as the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. Interest and penalties related to income tax liabilities are included in income tax expense on the Consolidated Statements of Income.
The Company has designated the undistributed earnings of a portion of the foreign operations as indefinitely reinvested and, as a result, the Company does not provide for deferred income taxes on the unremitted earnings of these subsidiaries. The foreign earnings are computed under U.S. federal tax earnings and profits (“E&P”) principles. In general, to the extent the financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided, as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. The Company does provide for deferred income taxes on the undistributed earnings of foreign operations that are not deemed to be indefinitely invested. The Company will continue to evaluate the permanent investment assertion taking into consideration all relevant and current tax laws.
Refer to the Application of Critical Accounting Policies and Estimates section and Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional discussions of the Company's tax positions.

Net Income and Operating Income
Operating income decreased 61 percent in 2019 compared with 2018, which included a three percentage-point negative translation impact on the comparison from changes in foreign currency exchange rates. Net income decreased $143.5 million on a reported basis, including a $13.0 million negative translation impact from changes in foreign exchange rates. The decrease in local currency net income reflected:

•	decreased segment profit in Asia Pacific, primarily in China and Indonesia

•	decreased segment profit for North America, primarily at Fuller Mexico and in the United States and Canada

•	decreased segment profit in South America, primarily from Brazil

•	impairment charges related to intangible assets, mainly related to Fuller Mexico goodwill and Fuller tradename

•	CEO transition costs

•	increased re-engineering costs across all segments
These decreases were partially offset by the benefit from the reclassification due to the change in hedge accounting.
International operations accounted for 93 percent of sales in 2019 and 92 percent in 2018. They accounted for 98 percent and 97 percent of segment profit in 2019 and 2018, respectively.
Segment Results 2019 vs. 2018

(Dollars in millions)	2019	2018	Change			Change excluding the translation impact of foreign exchange		Translation foreign exchange impact		Percent of total
			Dollar	Percent						2019	2018
Net Sales
Europe	$475.2	$525.6	$(50.4)	(10)%		(4)%		$(32.9)		26%	25%
Asia Pacific	590.5	682.0	(91.5)	(13)		(11)		(17.5)		33	33
North America	453.5	515.1	(61.6)	(12)		(12)		(0.9)		25	25
South America	278.7	347.0	(68.3)	(20)		(9)		(40.3)		16	17
Total net sales	$1,797.9	$2,069.7	$(271.8)	(13)%		(9)%		$(91.6)		100%	100%
Segment profit
Europe	$38.0	$46.3	$(8.3)	(18)%		(11)%		$(3.5)		15%	13%
Asia Pacific	124.3	172.5	(48.2)	(28)		(26)		(5.5)		51	47
North America	40.2	76.3	(36.1)	(47)		(47)		—		16	21
South America	43.8	68.3	(24.5)	(36)		(29)		(6.8)		18	19
Segment profit as a percent of sales
Europe	8.0%	8.8%	na	(0.8	)pp	(0.7	)pp	(0.1	)pp	na	na
Asia Pacific	21.0	25.3	na	(4.3)		(4.1)		(0.2)		na	na
North America	8.9	14.8	na	(5.9)		(5.9)		—		na	na
South America	15.7	19.7	na	(4.0)		(4.4)		0.4		na	na
____________________
pp    percentage points
na    not applicable

Europe
Reported sales decreased ten percent in 2019 compared with 2018. Excluding the translation impact of foreign currency exchange rates, sales decreased by four percent, primarily reflecting reduced volume of products sold. On average, 2019 prices were even with 2018.

The net decrease in local currency sales was driven by:

•	a decrease in Germany sales, excluding business-to-business, mainly due to a smaller, less active sales force

•	a decrease in Italy sales, excluding business-to-business, mainly from a less productive sales force

•	partially offset by higher net business-to-business sales in the year
Segment profit decreased $8.3 million or 18 percent in 2019 compared with 2018. Segment profit as a percentage of sales was 8.0 percent in 2019 compared with 8.8 percent in 2018. Excluding the translation impact of foreign currency exchange rates, segment profit decreased 11 percent compared with 2018 primarily due to lower sales.
The Euro and South African rand were the main currencies that impacted the year-over-year sales comparison while the South African rand had a meaningful impact on the profit comparison.
Asia Pacific
Reported sales in Asia Pacific in 2019 decreased 13 percent compared with 2018. Excluding the translation impact of foreign currency exchange rates, the segment's sales decreased 11 percent. On average, the impact of lower prices was one percent compared with 2018, primarily related to more aggressive promotional pricing.
The main drivers for the decrease in local currency sales were:

•	China, from a reduction in outlet openings and a shift in mix to mid-priced products from premium priced products due to lower consumer spending trends

•	India, from a smaller and less active sales force in addition to the recent shift to the studio and digital model in response to changing regulations around direct sellers in the country

•	Indonesia, from a less active sales force

•	Malaysia and Singapore, due to a less active sales force in addition to lower consumer spending
Total segment profit decreased $48.2 million or 28 percent in 2019. Excluding the translation impact of foreign currency exchange rates, segment profit decrease 26 percent compared with 2018. Segment profit as a percentage of sales was 21.0 percent in 2019 compared with 25.3 percent in 2018. The decreased segment profit primarily reflected:

•
the impact from lower sales volume and shift in product mix in China, in addition to lower margins from an increase in selling expenses driven by higher headcount to support the projected outlet expansion

•	lower sales volumes and higher investments to drive the new compensation program in Indonesia

•	an increase in Philippine excise tax

The Chinese renminbi had the most meaningful impact on the year-over-year sales and profit comparisons.
North America
Reported and restated sales decreased 12 percent in 2019 compared with 2018. The average price increase in this segment was three percent.
The decrease in sales was associated to:

•	Fuller Mexico, due to a less active and less productive sales force mainly from lower consumer spending resulting from unfavorable economic and geopolitical trends

•	the United States and Canada, reflecting poor response to promotional programs, resulting in a reduction in activity and productivity
Segment profit decreased $36.1 million or 47 percent in 2019 compared with 2018. Segment profit as a percentage of sales at 8.9 percent was 5.9 percentage points lower than 2018, related to:

•	Fuller Mexico, due to lower sales volume and an increase in bad debt costs, distribution expenses and obsolescence charges

•	the United States and Canada, from lower sales volume

In February 2020, the Company, with the help of external legal and accounting resources, conducted an investigation into its Fuller Mexico business primarily regarding the accounting for accounts payable and accrued liabilities. The Company has completed this investigation and the financial impact of the out of period adjustments in 2019 and 2018, for the annual and interim periods, was immaterial.
South America
Reported sales for this segment decreased 20 percent in 2019 compared with 2018. Excluding the translation impact of changes in foreign currency exchange rates, sales decreased nine percent, reflecting lower sales force activity and recruiting in Brazil due to increased competition, the need for digitization to attract and retain the sales force, and unfavorable macroeconomic trends, including lower consumer spending. This was partially offset by Argentina from higher prices due to inflation. The average price increase in this segment was six percent.
Segment profit decreased $24.5 million or 36 percent in 2019 compared with 2018, including a negative $6.8 million impact from changes in foreign currency exchange rates. Segment profit as a percentage of sales, at 15.7 percent, was 4.0 percentage points lower than in 2018, primarily reflecting the impact from lower sales volume and higher distribution expenses and bad debt costs in Brazil.
The Argentine peso and Brazilian real were the main currencies with significant negative translation impacts on the year-over-year comparison for sales while the Brazilian real had the greatest impact on the profit comparison.
Financial Condition
Liquidity and Capital Resources
The Company's net working capital position decreased by $11.9 million at the end of 2019 compared with the end of 2018. Excluding the impact of changes in foreign currency exchange rates, net working capital decreased $12.1 million, primarily reflecting:

•	a $32.9 million decrease in accounts receivable driven by lower sales at year-end and increased collection activity

•	a $14.9 million increase in short-term borrowings, net of cash and cash equivalents

•	a $7.9 million increase in payables related to the net amounts on the balance sheet for hedging activities

•	a $9.3 million decrease in inventory mainly related to improved inventory management

•
partially offset by a $50.7 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, as well as payments during the year under the Company's restructuring programs.

On February 28, 2020, the Company amended the Credit Agreement (the “Amendment”) in order to modify certain provisions, including the required Consolidated Leverage Ratio. Previously, the Company had to maintain at specified measurement periods a Consolidated Leverage Ratio that was not greater than or equal to 3.75 to 1.00. Had the Credit Agreement not been amended, the Company may have exceeded the Consolidated Leverage Ratio for the four fiscal quarters ending in March 2020. This would have constituted an Event of Default, potentially resulting in a cross default under cross-default provisions with respect to other of our debt obligations, giving the lenders the ability to terminate the revolving commitments, accelerate outstanding amounts under the Credit Agreement, exercise certain remedies relating to the collateral securing the Credit Agreement, and require the Company to post cash collateral for all outstanding letters of credit. In addition to the relief provided in the Amendment, the Company has reduced certain operating expenses beginning in 2020 and could use available cash to make debt repayments to lower its Consolidated Leverage Ratio. Following the Amendment, the Company is required to maintain at the last day of each quarterly measurement period a Consolidated Leverage Ratio not greater than or equal to the ratio as set forth below opposite the period that includes such day (or, if such day does not end on the last day of the calendar quarter, that includes the last day of the calendar quarter that is nearest to such day):

Period	Consolidated Leverage Ratio
From the Amendment No. 2 effective date to and including June 27, 2020	5.75 to 1.00
September 26, 2020	5.25 to 1.00
December 26, 2020	4.50 to 1.00
March 27, 2021	4.00 to 1.00
June 26, 2021 and thereafter	3.75 to 1.00

The Amendment also eliminated the requirement that a Non-Investment Grade Ratings Event must occur before the Company is required to cause the Additional Guarantee and Collateral Requirement to be satisfied, each term, as defined in the Amendment. As a result, the Company is now required to cause certain of its domestic subsidiaries to become guarantors and the Company and certain of its domestic subsidiaries are required to pledge additional collateral.
See the Company’s Form 8-K with a filing date of March 2, 2020 for more information.
As of December 28, 2019, the Company had total borrowings of $272.0 million outstanding under the Credit Agreement, with $174.9 million of that amount denominated in Euro. As of December 28, 2019, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate of 2.1 percent on London interbank offered rate (“LIBOR”)-based borrowings under the Credit Agreement. As of December 28, 2019, and currently, the Company was in compliance with the financial covenants in the Credit Agreement.
At December 28, 2019, the Company had $458.5 million of unused lines of credit, including $376.6 million under the committed, secured Credit Agreement, and $81.9 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200 million subject to certain conditions.
The Company has outstanding approximately $600 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes become due on June 1, 2021. The Notes were issued under an indenture (the “Indenture”) between the Company and its 100 percent subsidiary, Dart Industries Inc. (the “Guarantor”) and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor has granted a security interest in those certain “Tupperware” trademarks and service marks, as well. The Indenture includes, among others, covenants that limit the ability of the Company to raise indebtedness or equity capital under certain circumstances.
Whether the Company will be able to repay or refinance the Senior Notes will depend on market conditions and the Company’s financial performance at the time. Any refinancing, if at all, of the Senior Notes could be at a higher interest rate and may require the Company to comply with more covenants, which could further restrict the Company's business operations. If the Company is unable to repay or refinance the Senior Notes, the holders of the Seniors Notes may pursue certain remedies relating to the collateral securing the guaranty of the Senior Notes or pursue other remedies, in each case in accordance with the Indenture and the documents relating to such collateral, all of which could have a material adverse effect on the Company.
See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Report for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes its year-end 2019 cash and cash equivalents balance of $123.2 million, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents (“cash”) totaled $123.2 million as of December 28, 2019. Of this amount, $122.4 million was held by foreign subsidiaries. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than deferred tax liability of $8.8 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no U.S. federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.
The Company’s most significant foreign currency exposures include:

•	Brazilian real

•	Chinese renminbi

•	Euro

•	Indonesian rupiah

•	Malaysian ringgit

•	Mexican peso

•	South African rand
Business units in which the Company generated at least $100 million of sales in 2019 included:

•	Brazil

•	China

•	Fuller Mexico

•	Tupperware Mexico

•	the United States and Canada
Of these units, sales by Brazil and China exceeded $200 million.
A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the additions, retention and activity of the Company’s independent sales force or the success of new products, promotional programs and/or possibly changes in sales force compensation programs. See Item 1A under “Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events” for more information regarding COVID-19 and how it could affect the Company's business, financial condition, or results of operations.
Operating Activities
Net cash provided by operating activities in 2019 was $87.4 million, compared with $132.0 million in 2018. The net unfavorable comparison was primarily due to:

•	an unfavorable impact from lower segment profit

•	partially offset by a reduction in inventory due to more effective inventory management and a reduction in accounts receivable driven by lower sales and increased collection activity
Investing Activities
During 2019, the Company had $61.0 million of capital expenditures invested in:

•	$22.8 million related to global information technology projects

•	$20.2 million related to molds used in the manufacturing of products

•	$15.9 million related to buildings and improvements, and other machinery and equipment

•	$2.1 million primarily related to land development near the Company's Orlando, Florida headquarters

In 2018, the Company had $75.4 million of capital expenditures consisting of:

•	$26.3 million related to molds used in the manufacturing of products

•	$20.2 million on various global information technology projects

•	$12.4 million consisting primarily of marketing office expenses, vehicles, and other miscellaneous items

•	$9.2 million corresponding to the land development near the Company's Orlando, Florida headquarters

•	$7.3 million related to supply chain capabilities, excluding molds

Partially offsetting capital spending were proceeds from the sale of long-term assets of $34.0 million and $40.7 million in 2019 and 2018, respectively. These proceeds primarily reflected transactions associated with land near the Company's Orlando, Florida headquarters in both years as well as the transaction related to the sale of the French marketing office in 2019 and transactions associated with the sale of the distribution facility in Japan and Beauticontrol headquarters in Texas during 2018.
Financing Activities
In 2019 and 2018, the Company had net outflow of $6.2 million and an inflow of $162.1 million for changes in borrowings under its revolving credit agreements, respectively. In addition, the Company made scheduled lease payments of $1.6 million and $1.9 million in each of those respective periods.
Dividends
During 2019 and 2018, the Company declared dividends of $0.81 and $2.72 per share of common stock totaling $74.3 million and $137.8 million, respectively.
Stock Repurchases
Open market share repurchases by the Company were permitted under an authorization that ran through February 1, 2020 and allowed up to $2.0 billion to be spent and was not extended. Under this program, there were no share repurchases in 2019. During 2018, there were 2.6 million shares repurchased for $100.2 million. Since 2007, the Company has spent $1.39 billion to repurchase 23.8 million shares under this program.
Employees are also allowed to use shares to pay withholding taxes, up to the minimum statutory amount, related to activity under all of the Company's stock incentive plans. For 2019 and 2018, the value of shares used for withholding taxes was $0.9 million and $1.5 million, respectively, which is included as stock repurchases in the Consolidated Statements of Cash Flows.
Contractual Obligations
The following summarizes the Company’s contractual obligations at December 28, 2019 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$875.4	$273.2	$602.2	$—	$—
Interest payments on long term obligations	57.7	29.1	28.6	—	—
Pension benefits	129.9	16.0	24.0	25.3	64.6
Post-employment medical benefits	12.6	1.3	2.3	2.1	6.9
Capital commitments (a)	1.6	1.6	—	—	—
Lease obligations	98.3	34.2	38.0	13.1	13.0
Total contractual obligations (b)	$1,175.5	$355.4	$695.1	$40.5	$84.5
____________________

(a)	Capital commitments represent signed agreements as of December 28, 2019 on several capital projects in process at the Company’s various units.

(b)
The table excludes information on recurring purchases of inventory as these are made under non-binding purchase orders, are generally consistent from year to year, and are short-term in nature. The table does not include future anticipated income tax settlements. See Note 13 to the Consolidated Financial Statements for additional information.

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
Allowance for Doubtful Accounts.
The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed by business unit and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for doubtful accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers as past due any receivable balance not collected within its contractual terms.
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
Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company follows very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provides necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company has not made any material changes in the methodologies used to determine the tax valuation allowances during the past three fiscal years.

The Company's Consolidated Balance Sheet as of December 28, 2019 included deferred tax assets of $531.1 million and deferred tax liabilities of $32.6 million. This compares with deferred tax assets of $513.3 million and deferred tax liabilities of $19.0 million as of December 29, 2018. For all jurisdictions for which the Company has net deferred tax assets, the Company expects that the existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. The valuation allowance related to deferred income taxes, which is reflected in the Consolidated Balance Sheet, was $315.6 million as of December 28, 2019 and $284.6 million as of December 29, 2018. Although the Company makes reasonable efforts to ensure the accuracy of the deferred tax assets, if the Company continues to operate at a loss in certain jurisdictions or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, the Company could be required to increase the valuation allowance against all or a significant portion of the deferred tax assets resulting in a substantial increase in the effective tax rate and a material adverse impact on the operating results.
The Company accounts for Uncertain Tax Positions in accordance with FASB, ASC Topic 740, income taxes or ASC 740, which provides guidance on the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured on the largest benefit that has a greater than fifty percent likelihood of being recognized.
Refer to Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional discussions of the Company's tax positions.
Promotional Accruals
The Company frequently makes promotional offers to its independent sales force to encourage them to meet specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical activities. The awards offered are in the form of product awards, special prizes or trips. The cost of these awards is recorded during the period over which the sales force qualifies for the award. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. The Company makes these estimates on a market by market and program by program basis. It considers the historical success of similar programs, current market trends and perceived enthusiasm of the sales force when the program is launched. During the promotion's qualification period, actual results are monitored and appropriate changes to the original estimates are made when known.
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

Any fair value test necessary is done using either the income approach or a combination of the income and market approaches, with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to estimate the fair value of each reporting unit. These include assumptions regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements, along with an appropriate discount rate to be used. The most sensitive estimate in the fair value test is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model uses a forecast period of ten years and a terminal value. The growth rates are determined by reviewing historical results of the operating unit and the historical results of the Company’s similar business units, along with the expected contribution from growth strategies being implemented. The market approach relies on an analysis of publicly-traded companies similar to Tupperware Brands and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct selling distribution method. The resulting multiples are then applied to the reporting unit to determine fair value.
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
Refer to Note 1 and Note 7 of the Consolidated Financial Statements in Part II, Item 8 of this Report regarding the annual process for evaluating goodwill and intangible assets.
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

Discount Rate	2019	2018
U.S. Plans	4.3%	3.3%
Foreign Plans	1.9	2.6
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

Expected rate of return	2019	2018
U.S. Plans	7.0%	7.0%
Foreign Plans	2.6	3.0

The following table highlights the potential impact on the Company’s annual pension expense due to changes in certain key assumptions with respect to the Company’s plans, based on assets and liabilities as of December 28, 2019:

(In millions)	Increase	Decrease
Discount rate change by 50 basis points	$(1.5)	$1.5
Expected rate of return on plan assets change by 50 basis points	(0.5)	0.5
Other Post-Retirement Benefits
The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate, to value benefit obligations. The Company determines the discount rate primarily by reference to rates of return on high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post-retirement benefit expense were 4.3 percent for 2019, and 3.5 percent for 2018. A change in discount rate of 50 basis points would not materially change the annual expense associated with the plan.
Revenue Recognition
On December 31, 2017, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method. The new guidance was applied to all contracts at the date of initial application.
Under the new guidance, the contract is defined as the order received from the Company's customer who, in most cases, is one of the Company's independent distributors or a member of its independent sales force. Revenue is recognized when control of the product passes to the customer, which is upon shipment, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts and net of expected returns which is estimated using historical return patterns and current expectation of future returns. The Company elected to account for shipping and handling activities that occur after the customer has obtained control of the product as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Generally, payment is either received in advance or in a relatively short period of time following shipment. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations that are not yet met. These obligations generally relate to product awards to be subsequently fulfilled. When that is the case, revenue is deferred until each performance obligation is met.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
The Company may be impacted by interest rate changes on its borrowings. The Company accesses the short-term and long-term markets to obtain financing. Access to, and the availability of acceptable terms and conditions of, such financing are impacted by many factors, including: the credit ratings; the liquidity and volatility of the overall capital markets; and the current state of the economy. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.
Interest Rate Risk
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of four different base rates, plus an applicable spread. The Company generally selects LIBOR as its base rate. Although the Company’s euro EURIBOR base rate was below zero throughout 2019, the base rate cannot be below zero under the Credit Agreement. As of December 28, 2019, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR/EURIBOR-based borrowings under the Credit Agreement of 2.10 percent.
On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase-out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates. The Company cannot predict the effect of the potential changes to LIBOR or the establishment of alternative rates or benchmarks. The Credit Agreement allows for the use of select alternative rates and benchmarks and based on the assessment of such rates and benchmarks, the Company does not expect a material impact from the phase-out of LIBOR.
As of December 28, 2019, the Company had total borrowings of $272.0 million outstanding under its Credit Agreement, with $174.9 million denominated in Euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant income and cash flow exposures are to the Brazilian real, Chinese renminbi, Euro, Indonesian rupiah, Malaysian ringgit, Mexican peso and South African rand.

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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges was an outflow of $2.3 million and inflows of $2.9 million and $0.1 million in 2019, 2018 and 2017, respectively.
The U.S. dollar equivalent of the Company's most significant net open forward contracts as of December 28, 2019 were to buy U.S. dollars worth $72.5 million and euros worth $56.6 million, and to sell Swiss Francs worth $50.3 million and Mexican pesos worth $31.9 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of December 28, 2019, the Company was in a net payable position of $3.8 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts. Through the end of 2018, the Company recorded the impact of forward points in net interest expense and the same income statement line item that is used to present the earnings effect of the hedged item starting in 2019.
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

Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2020 cost of sales will include approximately $95 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $10 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.
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

•	the impact of natural disasters, terrorist activities and epidemic or pandemic disease outbreaks, including the coronavirus outbreak;

•
the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications, particularly from Brazil, China, India, Indonesia, Malaysia, Mexico and South Africa;

•	the ability to obtain all government approvals on, and to control the cost of infrastructure obligations associated with, property, plant and equipment;

•	the ability to timely and effectively implement, transition, maintain and protect necessary information technology systems and infrastructure;

•	cyberattacks and ransomware demands that could cause the Company to not be able to operate its systems and/or access or control its data, including private data;

•	the ability to attract and retain certain executive officers and key management personnel and the success of transitions or changes in leadership or key management personnel;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining required government approvals and financing;

•
the Company's access to, and the costs of, financing and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company's credit arrangements and senior notes due in mid-2021; the Company’s ability to comply with, or further amend, financial covenants under its credit agreements;

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

•
the impact of changes, changes in interpretation of or challenges to positions taken by the Company with respect to U.S. federal, state and foreign tax or other laws, including with respect to the Tax Act in the United States and non-income taxes issues in Brazil, India, Indonesia and Mexico;

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

Item 8.	Financial Statements and Supplementary Data.
Tupperware Brands Corporation
Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$1,797.9	$2,069.7	$2,255.8
Cost of products sold	610.8	692.2	744.3
Gross margin	1,187.1	1,377.5	1,511.5
Delivery, sales and administrative expense	999.4	1,060.5	1,159.2
Re-engineering and impairment charges	34.7	15.9	66.0
Impairment of goodwill and intangible assets	40.0	—	62.9
Gain on disposal of assets	12.9	18.7	9.1
Operating income	125.9	319.8	232.5
Interest income	2.2	2.8	2.9
Interest expense	41.5	46.5	46.1
Other (income) expense	(16.8)	(0.1)	4.2
Income before income taxes	103.4	276.2	185.1
Provision for income taxes	91.0	120.3	450.5
Net income (loss)	$12.4	$155.9	$(265.4)
Basic earnings (loss) per common share	$0.26	$3.12	$(5.22)
Diluted earnings (loss) per common share	$0.25	$3.11	$(5.22)

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions)	December 28, 2019	December 29, 2018	December 30, 2017
Net income (loss)	$12.4	$155.9	$(265.4)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17.3)	(53.0)	42.4
Deferred (loss) gain on cash flow hedges, net of tax benefit of $0.4, $0.1, and $0.8, respectively	(2.9)	0.1	(3.3)
Pension and other post-retirement (costs) benefit, net of tax benefit (provision) of $3.4, ($0.5), and ($1.2), respectively	(11.0)	4.4	3.0
Other comprehensive (loss) income	(31.2)	(48.5)	42.1
Total comprehensive (loss) income	$(18.8)	$107.4	$(223.3)

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Balance Sheets

(In millions, except share amounts)	December 28, 2019	December 29, 2018
ASSETS
Cash and cash equivalents	$123.2	$149.0
Accounts receivable, less allowances of $63.6 and $45.3, respectively	110.7	144.7
Inventories	245.2	257.7
Non-trade amounts receivable, net	39.1	49.9
Prepaid expenses and other current assets	20.3	19.3
Total current assets	538.5	620.6
Deferred income tax benefits, net	186.1	217.0
Property, plant and equipment, net	267.5	276.0
Operating lease assets	84.1	—
Long-term receivables, less allowances of $13.9 and $16.0, respectively	15.0	18.7
Trademarks and tradenames, net	24.6	52.9
Goodwill	59.5	76.1
Other assets, net	87.1	47.5
Total assets	$1,262.4	$1,308.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$125.4	$129.2
Short-term borrowings and current portion of long-term debt and finance lease obligations	273.2	285.5
Accrued liabilities	290.3	344.4
Total current liabilities	688.9	759.1
Long-term debt and finance lease obligations	602.2	603.4
Operating lease liabilities	56.0	—
Other liabilities	192.3	181.5
Shareholders' deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	215.0	219.3
Retained earnings	1,067.3	1,086.8
Treasury stock, 14,678,742 and 14,940,286 shares, respectively, at cost	(921.6)	(939.8)
Accumulated other comprehensive loss	(638.3)	(602.1)
Total shareholders' deficit	(277.0)	(235.2)
Total liabilities and shareholders' deficit	$1,262.4	$1,308.8

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Shareholders' Equity

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 31, 2016	63.6	$0.6	13.0	$(880.2)	$208.6	$1,455.3	$(571.5)	$212.8
Net loss						(265.4)		(265.4)
Other comprehensive income							42.1	42.1
Cash dividends declared ($2.72 per share)						(140.2)		(140.2)
Stock and options issued for incentive plans			(0.4)	28.7	9.2	(6.6)		31.3
December 30, 2017	63.6	$0.6	12.6	$(851.5)	$217.8	$1,043.1	$(529.4)	$(119.4)
Net income						155.9		155.9
Cumulative effect of change in accounting principle						24.2	(24.2)	—
Other comprehensive loss							(48.5)	(48.5)
Cash dividends declared ($2.72 per share)						(136.1)		(136.1)
Repurchase of common stock			2.6	(100.2)				(100.2)
Stock and options issued for incentive plans			(0.2)	11.9	1.5	(0.3)		13.1
December 29, 2018	63.6	$0.6	15.0	$(939.8)	$219.3	$1,086.8	$(602.1)	$(235.2)
Net income						12.4		12.4
Cumulative effect of change in accounting principle						12.1	(5.0)	7.1
Other comprehensive loss							(31.2)	(31.2)
Cash dividends declared ($0.81 per share)						(39.4)		(39.4)
Stock and options issued for incentive plans			(0.3)	18.2	(4.3)	(4.6)		9.3
December 28, 2019	63.6	$0.6	14.7	$(921.6)	$215.0	$1,067.3	$(638.3)	$(277.0)

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Cash Flow

	Year Ended
(In millions)	December 28, 2019	December 29, 2018	December 30, 2017
Operating Activities:
Net income (loss)	$12.4	$155.9	$(265.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55.2	58.2	60.5
Equity compensation	10.4	14.5	22.6
Unrealized foreign exchange loss	(0.5)	(0.6)	(0.2)
Amortization of deferred debt costs	0.7	0.6	0.6
Net gains on disposal of assets, including insurance proceeds	(13.4)	(18.8)	(8.7)
Provision for bad debts	28.6	20.4	16.8
Write-down of inventories	12.4	7.5	8.3
Non-cash impact of re-engineering and impairment costs	40.0	1.3	69.1
Net change in deferred income taxes	19.1	59.8	307.7
Changes in assets and liabilities:
Accounts and notes receivable	9.3	(33.8)	(33.7)
Inventories	(1.6)	(25.8)	(18.8)
Non-trade amounts receivable	(3.4)	1.0	(0.8)
Prepaid expenses	(0.5)	1.1	2.5
Other assets	(7.6)	1.1	(4.7)
Accounts payable and accrued liabilities	(28.6)	(43.8)	44.1
Income taxes payable	(34.8)	(69.1)	14.3
Other liabilities	(8.2)	(0.4)	3.1
Net cash impact from hedging activity	(2.3)	2.9	0.1
Other	0.2	—	—
Net cash provided by operating activities	87.4	132.0	217.4
Investing Activities:
Capital expenditures	(61.0)	(75.4)	(72.3)
Proceeds from disposal of property, plant and equipment	34.0	40.7	14.7
Net cash used in investing activities	(27.0)	(34.7)	(57.6)
Financing Activities:
Dividend payments to shareholders	(74.3)	(137.8)	(139.5)
Proceeds from exercise of stock options	—	0.3	11.8
Repurchase of common stock	(0.9)	(101.7)	(2.5)
Repayment of long-term debt and finance lease obligations	(1.6)	(1.9)	(2.0)
Net change in short-term debt	(6.2)	162.1	15.6
Debt issuance costs	(2.3)	—	—
Net cash used in financing activities	(85.3)	(79.0)	(116.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.9)	(13.6)	8.0
Net change in cash, cash equivalents and restricted cash	(25.8)	4.7	51.2
Cash, cash equivalents and restricted cash at beginning of year	151.9	147.2	96.0
Cash, cash equivalents and restricted cash at end of period	$126.1	$151.9	$147.2

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. The Company’s fiscal year ends on the last Saturday of December and included 52 weeks during 2019, 2018 and 2017.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 28, 2019 and December 29, 2018, $8.2 million and $7.8 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit or similar instruments.
Allowance for Doubtful Accounts. The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed by business unit and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for doubtful accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers as past due any receivable balance not collected within its contractual terms.
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
Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized costs of such amounts included in property, plant and equipment were $59.9 million and $39.4 million at December 28, 2019 and December 29, 2018, respectively. Amortization cost related to internal use software development costs totaled $6.1 million, $5.8 million and $5.4 million in 2019, 2018 and 2017, respectively.

Property, Plant and Equipment. Property, plant and equipment is initially stated at cost. Depreciation is recorded on a straight-line basis over the following estimated useful lives of the assets:

Years
Building and improvements	10 - 40
Molds	4 - 10
Production equipment	10
Distribution equipment	5 - 10
Computer/telecom equipment	3 - 5
Capitalized software	3 - 5

Depreciation expense was $41.0 million, $44.8 million and $45.6 million in 2019, 2018 and 2017, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Upon the sale or retirement of property, plant and equipment, a gain or loss, if any, is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or delivery, sales and administrative (DS&A) expense, depending on the asset to which the expenditure relates.
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
Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $84.1 million and $85.2 million, respectively, as of December 28, 2019 related to the Company's operating leases. The standard did not materially impact the Company's consolidated net earnings or cash flows. Refer to Note 5 to the Consolidated Financial Statements for further information.
Goodwill. The Company's recorded goodwill relates primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation. The Company does not amortize its goodwill. Instead, the Company performs an annual assessment during the third quarter of each year to evaluate the assets in each of its reporting units for impairment, or more frequently if events or changes in circumstances indicate that a triggering event for an impairment evaluation has occurred. During 2017, the Company early adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update 2017-04: Simplifying the Test for Goodwill Impairment.
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

Any fair value test necessary is done by using either the income approach or a combination of the income and market approaches, with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to estimate the fair value of each reporting unit. These include assumptions regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements, along with an appropriate discount rate to be used. The most sensitive estimate in the fair value test is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model uses a forecast period of 10 years and a terminal value. The growth rates are determined by reviewing historical results of the operating unit and the historical results of the Company’s similar business units, along with the expected contribution from growth strategies being implemented. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct selling distribution method. The resulting multiples are then applied to the reporting unit to determine fair value. Goodwill is further discussed in Note 7 to the Consolidated Financial Statements.
Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition and definite-lived intangibles are amortized over their estimated useful lives. The intangible assets included in the Company's Consolidated Financial Statements at December 28, 2019 and December 29, 2018 were related to the acquisition of the Sara Lee direct selling businesses in December 2005. The weighted average estimated useful lives of the Company's intangible assets were as follows:

Weighted Average Estimated Useful Life
Indefinite-lived tradenames	Indefinite
Definite-lived tradename	10 years

The Company's indefinite-lived tradename intangible assets are evaluated for impairment annually during the third quarter of each year similarly to goodwill beginning with a qualitative assessment. The annual process for assessing the carrying value of indefinite-lived tradename intangible assets begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is appropriate, the quantitative impairment evaluation for the Company's indefinite-lived tradenames involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The fair value of these assets is estimated using the relief from royalty method, which is a form of the income approach. Under this method, the value of the asset is calculated by selecting a royalty rate, which estimates the amount a company would be willing to pay for the use of the asset. This rate is applied to the reporting unit's projected revenue, tax affected and discounted to present value.
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

Programs are generally designed to recognize sales force members for achieving a primary objective. An example is holding a certain number of product demonstrations. In this situation, the Company offers a prize to sales force members that achieve the targeted number of product demonstrations over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded, in that meeting one level may result in receiving a piece of jewelry, with higher achievement resulting in more valuable prizes such as a television or a trip. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded, and they would take on additional responsibilities for adding new sales force members and providing training and motivation to new and existing sales force members. Other business drivers, such as scheduling product demonstrations, increasing the number of sales force members, holding product demonstrations or increasing end consumer attendance at product demonstrations, may also be the focus of a program.
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
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $275.1 million, $313.3 million and $356.2 million in 2019, 2018 and 2017, respectively.
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
Under the new guidance, the contract is defined as the order received from the Company's customer who, in most cases, is one of the Company's independent distributors or a member of its independent sales force. Revenue is recognized when control of the product passes to the customer, which is upon shipment, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts and net of expected returns which is estimated using historical return patterns and current expectation of future returns. The Company elected to account for shipping and handling activities that occur after the customer has obtained control of the product as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Generally, payment is either received in advance or in a relatively short period of time following shipment. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations that are not yet met. These obligations generally relate to product awards to be subsequently fulfilled. When that is the case, revenue is deferred until each performance obligation is met. The impact as of the end of 2018 from deferred revenue was not material.
The Company's financial position and results of operations as of December 28, 2019 and December 29, 2018, and for the years then ended, were not materially impacted by the adoption of the new guidance.

Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense in 2019, 2018 and 2017 were $127.8 million, $138.4 million and $142.2 million, respectively.
Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $4.7 million, $6.7 million and $9.3 million in 2019, 2018 and 2017, respectively. Research and development costs totaled $15.1 million, $15.0 million and $16.7 million, in 2019, 2018 and 2017, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.
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
The elements of the earnings per share computations were as follows:

(In millions, except per share amounts)	2019	2018	2017
Net income (loss)	$12.4	$155.9	$(265.4)
Weighted average shares of common stock outstanding	48.8	49.9	50.8
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.2	0.3	—
Weighted average common and common equivalent shares outstanding	49.0	50.2	50.8
Basic earnings (loss) per share	$0.26	$3.12	$(5.22)
Diluted earnings (loss) per share	$0.25	$3.11	$(5.22)
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	3.9	3.0	3.1

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
On December 30, 2018, the Company adopted new guidance on hedge accounting, which required a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income of $5.0 million, net of taxes. As part of the adoption, the Company elected to include forward points in the assessment of hedge effectiveness for net equity and cash flow hedges and exclude forward points in the assessment for fair value hedges. In addition, the Company now records the entire change in fair value of hedging instruments in the same income statement line item as the earnings effect of the hedged item. Prior to adoption, the impact from forward points was recorded as interest expense. Refer to Note 9 to the Consolidated Financial Statements for further discussion on impact from new hedge accounting guidance.

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
In 2019, 2018 and 2017, the net expense in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared with when it was sold, and in 2017 the write-down of inventory in Venezuela, was $1.6 million, $2.1 million and $7.4 million, respectively. The amounts related to remeasurement are included in other expense. In 2017, there was also a fixed asset impairment charge for Venezuela of $2.3 million, recorded in re-engineering and impairments caption.

As of the end of 2019, the net monetary assets, which were of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar were immaterial. In addition, there was $25.5 million in cumulative foreign currency translation losses related to Venezuela included in equity within the Consolidated Balance Sheets.
Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.
New Accounting Pronouncements. In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements, including accounting policies and processes.
In August 2018, the FASB issued an amendment to existing guidance on the accounting for implementation, setup, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor that is a service contract. Under the amendment, the requirement for capitalizing implementation costs incurred in a hosting environment that is a service contract is aligned with the requirements for capitalizing implementation costs incurred for an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company estimates the amount of cloud computing implementation costs capitalized during 2020 to be immaterial.
In August 2018, the FASB issued an amendment to existing guidance on disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Under the amendment, the entity is required to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures that no longer are considered cost beneficial. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company has evaluated the impact of adoption of this amendment and does not expect any impact on its Consolidated Financial Statements.
In August 2018, the FASB issued an amendment to existing guidance on disclosure requirements on fair value measurement as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to the financial statements. Under this amendment, certain disclosure requirements for fair value measurement were eliminated, modified and added. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has evaluated the impact of adoption of this amendment and does not expect any impact on its Consolidated Financial Statements.
In June 2016, the FASB issued an amendment to existing guidance for the measurement of credit losses on financial instruments and subsequent updates to that amendment. This guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when recording credit loss estimates. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. The Company has evaluated the impact of adoption of this amendment and does not expect a material impact on its Consolidated Financial Statements.
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

Note 2:	Re-engineering Costs
The Company recorded $34.7 million, $15.9 million and $63.7 million in re-engineering charges during 2019, 2018 and 2017, respectively. These re-engineering costs were mainly related to the July 2017 revitalization program ("2017 program") and the transformation program announced in January 2019 ("2019 program"). The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance.
In relation to the 2017 program, the Company incurred $4.5 million, $15.9 million and $63.7 million of charges in 2019, 2018 and 2017, respectively, primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures. Under this program, the Company has incurred $84.1 million of pretax costs starting in the second quarter of 2017 through 2019. In addition to the costs outlined below, the Company recorded $0.9 million and $3.6 million in cost of sales for inventory obsolescence in connection with the 2017 program in 2018 and 2017, respectively.
Pretax costs incurred related to the 2017 program by category were as follows:

(In millions)	2019	2018	2017
Severance	$4.4	$3.6	$48.1
Other	0.1	12.3	15.6
Total re-engineering charges	$4.5	$15.9	$63.7

The re-engineering charges related to the 2017 program by segment were as follows:

(In millions)	2019	2018	2017
Europe	$2.7	$10.2	$47.9
Asia Pacific	0.6	0.5	4.8
North America	1.2	3.8	11.0
South America	—	1.4	—
Total re-engineering charges	$4.5	$15.9	$63.7
The balances included in accrued liabilities related to re-engineering and impairment charges as of December 28, 2019, December 29, 2018, and December 30, 2017 were as follows:

(In millions)	2019	2018	2017
Beginning balance	$23.3	$45.4	$1.6
Provision	4.5	15.9	63.7
Adjustments and other charges	(0.3)	3.0	(0.4)
Cash expenditures:
Severance	(20.3)	(27.1)	(12.7)
Other	(3.6)	(12.8)	(6.8)
Currency translation adjustment	(0.5)	(1.1)	—
Ending balance	$3.1	$23.3	$45.4

The accrual balance as of December 28, 2019, related primarily to severance payments to be made during 2020.
During 2019, the Company incurred $26.4 million of costs related to the 2019 program, primarily related to severance costs, outside consulting services, project team expenses, and distributor support. In addition to the costs outlined below, the Company recorded $0.9 million and $0.4 million in cost of sales for inventory obsolescence and DS&A for bad debt expense, respectively, in connection with the 2019 program.

Pretax costs incurred related to the 2019 program by category were as follows:

(In millions)	2019
Severance	$13.1
Other	13.3
Total re-engineering charges	$26.4
The re-engineering charges related to the 2019 program by segment during 2019 were as follows:

(In millions)	2019
Europe	$12.4
Asia Pacific	11.1
Other	2.9
Total re-engineering charges	$26.4

The balances included in accrued liabilities related to the 2019 program as of December 28, 2019 were as follows:

(In millions)	2019
Beginning balance	$—
Provision	26.4
Adjustments and other charges	(1.7)
Cash expenditures:
Severance	(0.9)
Other	(10.9)
Ending balance	$12.9

The accrual balance as of December 28, 2019, primarily related to severance payments to be made during 2020.
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

Note 3:	Inventories

(In millions)	2019	2018
Finished goods	$197.1	$203.9
Work in process	22.4	25.0
Raw materials and supplies	25.7	28.8
Total inventories	$245.2	$257.7

Note 4:	Property, Plant and Equipment

(In millions)	2019	2018
Land	$29.4	$43.3
Buildings and improvements	171.2	175.6
Molds	687.6	681.0
Production equipment	268.7	262.2
Distribution equipment	38.9	39.4
Computer/telecom equipment	43.2	43.6
Furniture and fixtures	29.2	28.4
Capitalized software	115.1	89.0
Construction in progress	16.6	23.9
Total property, plant and equipment	1,399.9	1,386.4
Less accumulated depreciation	(1,132.4)	(1,110.4)
Property, plant and equipment, net	$267.5	$276.0

Note 5:	Leases
The Company leases certain equipment, vehicles, office space, and manufacturing and distribution facilities, and recognizes the associated lease expense on a straight-line basis over the lease term.
Some leases include one or more options to renew, with renewal terms that can extend the lease term from one year to five years, or more. The exercise of lease renewal options is at the Company's discretion and renewal options that are reasonably certain to be exercised have been included in the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Certain lease agreements held by the Company include rental payments adjusted periodically for inflation. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense for 2019 were as follows:

(In millions)	2019
Operating lease cost (a) (c)	$51.7
Finance lease cost
Amortization of right-of-use assets (a)	0.9
Interest on lease liabilities (b)	0.2
Total finance lease cost	$1.1
____________________

(a)	Included in DS&A and cost of products sold.

(b)	Included in interest expense.

(c)	Includes $3.8 million and $1.4 million related to short-term rent expense and variable rent expense, respectively.

Supplemental cash flow information related to leases is as follows:

(In millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(50.1)
Operating cash flows from finance leases	(0.2)
Financing cash flows from finance leases	(1.8)
Leased assets obtained in exchange for new operating lease liabilities	$8.4

Supplemental balance sheet information related to leases is as follows:

(In millions, except lease term and discount rate)	2019
Operating Leases
Operating lease right-of-use assets	$84.1

Accrued liabilities	$29.2
Operating lease liabilities	56.0
Total Operating lease liabilities	$85.2

Finance Leases
Property, plant and equipment, at cost	$17.9
Accumulated amortization	10.3
Property, plant and equipment, net	$7.6

Current portion of finance lease obligations	$1.3
Long-term finance lease obligations	2.3
Total Finance lease liabilities	$3.6

Weighted Average Remaining Lease Term
Operating Leases	4.5 years
Finance Leases	2.8 years
Weighted Average Discount Rate (a)
Operating Leases	5.2%
Finance Leases	5.1%
_________________________

(a)	Calculated using Company's incremental borrowing rate.

Maturities of lease liabilities as of December 28, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases
2020	$32.8	$1.4
2021	22.6	1.4
2022	13.0	1.0
2023	7.5	—
2024	5.6	—
Thereafter	13.0	—
Total lease payments	94.5	3.8
Less imputed interest	9.3	0.2
Total	$85.2	$3.6

Maturities of lease liabilities as of December 29, 2018 were as follows:

(In millions)	Operating Leases	Finance Leases
2019	$28.3	$1.6
2020	19.2	1.3
2021	15.8	1.4
2022	8.3	1.0
2023	6.3	—
Thereafter	25.3	—
Total	$103.2	$5.3

Rental expense for operating leases totaled $32.2 million and gross payments of financing leases totaled $2.5 million in fiscal year 2018.
As of December 28, 2019, the Company had $2.3 million of operating leases not yet commenced but are expected to commence in 2020 with a term of one year to four years.

Note 6:	Accrued and Other Liabilities
Accrued Liabilities

(In millions)	2019	2018
Income taxes payable	$25.1	$46.6
Compensation and employee benefits	51.5	56.0
Advertising, promotion and returns	42.4	41.3
Taxes other than income taxes	23.7	21.7
Pensions	2.5	11.8
Post-retirement benefits	1.2	1.3
Operating lease liability	29.2	—
Dividends payable	—	33.1
Foreign currency contracts	19.6	22.6
Re-engineering	17.1	23.3
Other	78.0	86.7
Total accrued liabilities	$290.3	$344.4

Other Liabilities

(In millions)	2019	2018
Post-retirement benefits	$11.4	$11.3
Pensions	118.2	105.7
Income taxes	9.7	15.1
Deferred income tax	3.3	7.3
Other	49.7	42.1
Total other liabilities	$192.3	$181.5

Note 7:	Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation. Refer to Note 1 for the annual process for evaluating goodwill and intangible assets for impairment.

In the third quarters of 2019 and 2018, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding $19.7 million impairment existed as of the third quarter 2019, mainly for the impairment of goodwill associated with the Fuller Mexico beauty and personal care products business in the amount of $17.5 million. This was a triggering event to assess the recoverability of the Fuller tradename, which concluded no impairment as of the third quarter of 2019 based on actual and forecasted results of the units which support the Fuller tradename value.
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
In the fourth quarter of 2019, as part of the on-going assessment of goodwill and intangible assets, the Company noted that the financial performance of the units selling Fuller products had fallen below their previous trend lines and it concluded that they would fall significantly short of previous expectations. Sales further declined in the fourth quarter of 2019 and margins significantly declined from third to fourth quarter resulting in an approximate 30 percent decrease in margins in the forecasted period. This significant impact to margins also impacted the royalty rate which was reduced from the rate utilized in the third quarter of 2019. These declines in the financial performance were deemed to be a triggering event and a test for recoverability and impairment was performed over the definite-lived intangible asset which included comparing the sum of the estimated undiscounted future cash flows attributable to the Fuller tradename to its carrying value. The result of the impairment test was to record a $20.3 million impairment to the Fuller tradename included in the impairment of goodwill and intangible assets caption of the Company's Consolidated Statements of Income. As the units that sell Fuller products are in different geographical areas, impairments of $6.0 million, $13.6 million and $0.7 million were recorded for the Asia Pacific, North America and South America segments, respectively. The Fuller tradename carrying value was $6.5 million as of December 28, 2019.
Amortization expense related to all intangible assets, most significantly at Fuller Mexico, was $7.2 million, $7.6 million and $7.9 million in 2019, 2018 and 2017, respectively. The estimated annual amortization expense associated with intangibles is $1.8 million annually in 2020 through 2022 and $1.2 million in 2023.
The following table reflects gross goodwill and accumulated impairments allocated to each reporting segment at December 28, 2019, December 29, 2018 and December 30, 2017:

(In millions)	Europe	Asia Pacific	North America	South America	Total
Gross goodwill balance at December 30, 2017	$29.9	$78.1	$134.9	$3.6	$246.5
Effect of changes in exchange rates	(0.7)	(1.1)	(0.5)	(0.5)	(2.8)
Gross goodwill balance at December 29, 2018	29.2	77.0	134.4	3.1	243.7
Effect of changes in exchange rates	0.1	0.1	1.0	(0.3)	0.9
Gross goodwill balance at December 28, 2019	$29.3	$77.1	$135.4	$2.8	$244.6

(In millions)	Europe	Asia Pacific	North America	South America	Total
Cumulative impairments as of December 30, 2017	$24.5	$41.3	$101.8	$—	$167.6
Goodwill impairment	—	—	—	—	—
Cumulative impairments as of December 29, 2018	24.5	41.3	101.8	—	167.6
Goodwill impairment	—	—	17.5	—	17.5
Cumulative impairments as of December 28, 2019	$24.5	$41.3	$119.3	$—	$185.1

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, were as follows:

	December 28, 2019
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived tradenames	$18.2	$—	$18.2
Definite-lived tradename	53.3	46.9	6.4
Total intangible assets	$71.5	$46.9	$24.6

	December 29, 2018
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived tradenames	$20.3	$—	$20.3
Definite-lived tradename	70.5	37.9	32.6
Total intangible assets	$90.8	$37.9	$52.9

A summary of the identifiable intangible asset account activity is as follows:

	Year Ended
(In millions)	December 28, 2019	December 29, 2018
Beginning balance	$90.8	$94.2
Impairment of intangible assets	(22.5)	—
Effect of changes in exchange rates	3.2	(3.4)
Ending balance	$71.5	$90.8

Note 8:	Financing Obligations
Debt Obligations
Debt obligations consisted of the following:

(In millions)	2019	2018
Fixed rate Senior Notes due 2021	$599.8	$599.7
Five-year Revolving Credit Agreement	272.0	283.9
Belgium facilities capital leases	3.6	5.3
Total debt obligations	875.4	888.9
Less current portion	(273.2)	(285.5)
Long-term debt and capital lease obligations	$602.2	$603.4

(Dollars in millions)	2019	2018
Total short-term borrowings at year-end	$272.0	$283.9
Weighted average interest rate at year-end	2.1%	2.3%
Average short-term borrowings during the year	$422.8	$364.6
Weighted average interest rate for the year	2.7%	2.6%
Maximum short-term borrowings during the year	$548.9	$509.9

Senior Notes
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.75% Senior Notes due June 1, 2021 under an indenture. The notes sold in June 2011 were sold at a discount. Whether the Company will be able to repay or refinance, if at all, the Senior Notes will depend on market conditions and the Company’s financial performance.
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
Prior to March 1, 2021, the Company may redeem the Senior Notes, at its option, at a redemption price equal to accrued and unpaid interest and the greater of i) 100 percent of the principal amount to be redeemed; and ii) the present value of the remaining scheduled payments of principal and interest. In determining the present value of the remaining scheduled payments, such payments shall be discounted to the redemption date using a discount rate equal to the Treasury Rate (as defined in the Indenture) plus 30 basis points. On or after March 1, 2021, the redemption price will equal 100 percent of the principal amount of the Senior Notes redeemed, plus accrued interest to the redemption date.
The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness secured by liens on real property, (ii) enter into certain sale and leaseback transactions, (iii) consolidate or merge with another entity, or sell or transfer all or substantially all of their properties and assets, and (iv) sell the capital stock of the Guarantor. In addition, upon a change of control, as defined in the Indenture, the Company may be required to make an offer to repurchase the Senior Notes at 101 percent of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default. These restrictions are not expected to impact the Company's operations. As of December 28, 2019, the Company was in compliance with all of its covenants.

Credit Agreement
On March 29, 2019, the Company and its wholly owned subsidiaries Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated its multicurrency Credit Agreement, amended by Amendment No. 1 dated August 28, 2019 (so as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the credit agreement dated September 11, 2013 and as amended (the “Old Credit Agreement”) and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of December 28, 2019, the Company had total borrowings of $272.0 million outstanding under its Credit Agreement, with $174.9 million of that amount denominated in Euro. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to temporarily reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.
Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the London interbank offered rate ("LIBOR") or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in U.S. Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of December 28, 2019, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR-based borrowings of 2.10 percent on borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.
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

On February 28, 2020, the Company amended the Credit Agreement (the “Amendment”) in order to modify certain provisions, including the required Consolidated Leverage Ratio. Previously, the Company had to maintain at specified measurement periods a Consolidated Leverage Ratio that was not greater than or equal to 3.75 to 1.00. Following the Amendment, the Company is required to maintain at the last day of each quarterly measurement period a Consolidated Leverage Ratio not greater than or equal to the ratio as set forth below opposite the period that includes such day (or, if such day does not end on the last day of the calendar quarter, that includes the last day of the calendar quarter that is nearest to such day):

Period	Consolidated Leverage Ratio
From the Amendment No. 2 effective date to and including June 27, 2020	5.75 to 1.00
September 26, 2020	5.25 to 1.00
December 26, 2020	4.50 to 1.00
March 27, 2021	4.00 to 1.00
June 26, 2021 and thereafter	3.75 to 1.00

The Amendment also eliminated the requirement that a Non-Investment Grade Ratings Event must occur before the Company is required to cause the Additional Guarantee and Collateral Requirement to be satisfied, each term, as defined in the Amendment. As a result, the Company is now required to cause certain of its domestic subsidiaries to become guarantors and the Company and certain of its domestic subsidiaries are required to pledge additional collateral.
For purposes of the Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. As of December 28, 2019, and currently, the Company was in compliance with the financial covenants in the Credit Agreement. Had the Credit Agreement not been amended, the Company may have exceeded the Consolidated Leverage Ratio for the four fiscal quarters ending in March 2020. This would have constituted an Event of Default, potentially resulting in a cross default under cross-default provisions with respect to other of our debt obligations, giving the lenders the ability to terminate the revolving commitments, accelerate outstanding amounts under the Credit Agreement, exercise certain remedies relating to the collateral securing the Credit Agreement and require the Company to post cash collateral for all outstanding letters of credit. In addition to the relief provided in the Amendment, the Company has reduced certain operating expenses beginning in 2020 and could use available cash to make debt repayments to lower its Consolidated Leverage Ratio.
Under the Credit Agreement and consistent with the Old Credit Agreement, the Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrowers relating to the Credit Agreement, supported by a security interest in certain "Tupperware" trademarks and service marks. The Amendment eliminated the requirement that a Non-Investment Grade Ratings Event, as defined therein, must occur before the Company is required to cause the Additional Guarantee and Collateral Requirement to be satisfied, each term, defined in the Amendment. Pursuant to the Amendment, the Company is required to cause certain of its domestic subsidiaries to become guarantors and the Company and certain of its domestic subsidiaries to pledge additional collateral.
At December 28, 2019, the Company had $458.5 million of unused lines of credit, including $376.6 million under the committed, secured Credit Agreement, and $81.9 million available under various uncommitted lines around the world. Interest paid on total debt in 2019, 2018 and 2017 was $40.7 million, $45.2 million and $47.6 million, respectively. The 2018 and 2017 payments included forward points on foreign currency contracts.
Contractual Maturities
Contractual maturities for debt obligations at December 28, 2019 are summarized by year as follows (in millions):

Year ending:	Amount
December 26, 2020	$273.2
December 25, 2021	601.2
December 31, 2022	1.0
Total	$875.4

Finance Leases
In 2007, the Company completed construction of a manufacturing facility in Belgium. Costs related to the new facility and equipment totaled $24.0 million and were financed through a sale lease-back transaction under two separate leases. The two leases are being accounted for as finance leases and have initial terms of 10 years and 15 years and interest rates of 5.1 percent. In 2010, the Company extended a lease on an additional building in Belgium that was previously accounted for as an operating lease. As a result of renegotiating the terms of the agreement, the lease is now classified as finance and had an initial value of $3.8 million with an initial term of 10 years and an interest rate of 2.9 percent.
Following is a summary of significant finance lease obligations at December 28, 2019 and December 29, 2018:

(In millions)	December 28, 2019	December 29, 2018
Gross payments	$3.8	$5.8
Less imputed interest	0.2	0.5
Total finance lease obligation	3.6	5.3
Less current maturity	1.3	1.6
Finance lease obligation - long-term portion	$2.3	$3.7

Note 9:	Derivative Financial Instruments
The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company's local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as a fair value, cash flow or net equity hedge as described in Note 1 to the Consolidated Financial Statements.
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, as of the beginning of 2019, the Company made the accounting policy election in accordance with ASU 2017-12 to exclude forward points and record their impact in the same income statement line item that is used to present the earnings effect of the hedged item for 2019, Other (income) expense. Prior to 2019, the forward points had been included as a component of interest expense. The forward points on fair value hedges resulted in pretax income of $17.5 million, $19.8 million and $22.6 million for 2019, 2018 and 2017, respectively.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases. At initiation, the Company's cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The effective portion of the gain or loss on the open hedging instrument is recorded in other comprehensive income and is reclassified into earnings when settled through the same line item as the transaction being hedged. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company made an accounting policy change as of December 30, 2018 to include forward points in the assessment of effectiveness for cash flow hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense incurred for open cash flow hedges as of December 30, 2018, the Company recorded an adjustment of $1.2 million, net of taxes, to accumulated comprehensive income and retained earnings to reflect this accounting policy change. There was an immaterial impact from forward points recorded in other comprehensive income for activity related to 2019. The Company recognized $4.1 million of negative manufacturing variances that will be capitalized and amortized over actual months of inventory turns related to the forward point impact from the settlement of cash flow hedges in 2019. The balance in accumulated other comprehensive (loss), net of tax, resulting from open foreign currency hedges designated as cash flow hedges was a deferred loss of $2.4 million, and a deferred gain of $1.7 million and $1.6 million as of December 28, 2019, December 29, 2018 and December 30, 2017, respectively. In 2019, 2018 and 2017, the Company recorded in other comprehensive (loss), net of tax, a net loss of $2.9 million, a net gain of $0.1 million and a net loss of $3.3 million, respectively, which represents the net change to accumulated other comprehensive income on the Company's balance sheet related to this type of hedges.
The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net loss of $22.5 million, gain of $23.7 million and loss of $21.2 million associated with these hedges in 2019, 2018 and 2017, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company made an accounting policy change as of December 30, 2018 to include forward points in the assessment of effectiveness for net equity hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. The impact of forward points is being recorded in other comprehensive income, and will remain there indefinitely since that is where the gains and losses on hedges of net equity are recorded. Based on the interest expense associated with forward points incurred for open net equity hedges as of December 30, 2018, the Company recorded an adjustment of $3.8 million, net of taxes, to accumulated comprehensive income and retained earnings to reflect this accounting policy change. The impact related to forward points on hedges of net equity recorded as a component of other comprehensive income in 2019 were losses of $18.3 million.
The net cash flow impact from hedging activity for 2019, 2018 and 2017 was outflow of $2.3 million and inflows of $2.9 million and $0.1 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of December 28, 2019 and December 29, 2018, the notional amounts of outstanding forward contracts to purchase currencies were $137.7 million and $186.8 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $143.5 million and $184.6 million, respectively. As of December 28, 2019, the notional values of the largest positions outstanding were to purchase $72.5 million of U.S. dollars and $56.6 million of euros and to sell $50.3 million of Swiss francs and $31.9 million of Mexican pesos.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of December 28, 2019 and December 29, 2018. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	2019	2018	Balance sheet location	2019	2018
Foreign exchange contracts	Non-trade amounts receivable	$16.0	$26.7	Accrued liabilities	$19.8	$22.6

The following table summarizes the impact on the results of operations for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives			Location of (loss) or gain recognized in income on related hedged items	Amount of (loss) or gain recognized in income on related hedged items
		2019	2018	2017		2019	2018	2017
Foreign exchange contracts	Other expense	$9.6	$(21.9)	$17.2	Other expense	($9.6)	$21.6	($17.1)
The following table summarizes the impact of Company's hedging activities on comprehensive income for the years ended December 28, 2019, December 29, 2018 and December 30, 2017:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of (loss) or gain recognized in OCI on derivatives (effective portion)			Location of (loss) or gain reclassified from accumulated OCI into income (effective portion)	Amount of (loss) or gain reclassified from accumulated OCI into income (effective portion)			Location of loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in income on derivatives (ineffective portion and amounts excluded from effectiveness testing)
Cash flow hedging relationships	2019	2018	2017		2019	2018	2017		2019	2018	2017
Foreign exchange contracts	$(6.3)	$6.9	$(2.7)	Cost of products sold	$(3.1)	$6.9	$1.4	Interest expense	$—	$(4.1)	$(4.8)
Net equity hedging relationships
Foreign exchange contracts	(30.9)	26.5	(21.6)					Interest expense	—	(21.2)	(26.0)
Euro denominated debt	2.6	3.8	(11.5)

The Company's theoretical credit risk for each foreign exchange contract is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be fully offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued loss was $3.8 million and gain was $4.1 million and $2.6 million at December 28, 2019, December 29, 2018 and December 30, 2017, respectively, and was recorded either in non-trade amounts receivable or accrued liabilities, depending upon the net position of the individual contracts. The notional amounts shown above change based upon the Company's outstanding exposure to fair value fluctuations.

Note 10:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 28, 2019 and December 29, 2018. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $605.8 million at December 28, 2019, compared with the carrying value of $599.8 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market-related conditions. See Note 9 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 11:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
December 31, 2016	$(544.3)	$4.9	$(32.1)	$(571.5)
Other comprehensive income (loss) before reclassifications	42.4	(2.5)	1.8	41.7
Amounts reclassified from accumulated other comprehensive loss	—	(0.8)	1.2	0.4
Net other comprehensive income (loss)	42.4	(3.3)	3.0	42.1
December 30, 2017	$(501.9)	$1.6	$(29.1)	$(529.4)
Cumulative effect of change in Accounting Principle	(24.2)	—	—	(24.2)
Other comprehensive income (loss) before reclassifications	(53.0)	5.4	3.6	(44.0)
Amounts reclassified from accumulated other comprehensive loss	—	(5.3)	0.8	(4.5)
Net other comprehensive income (loss)	(53.0)	0.1	4.4	(48.5)
December 29, 2018	$(579.1)	$1.7	$(24.7)	$(602.1)
Cumulative effect of change in Accounting Principle	(3.8)	(1.2)	—	(5.0)
Other comprehensive loss before reclassifications	(17.3)	(5.1)	(10.7)	(33.1)
Amounts reclassified from accumulated other comprehensive loss	—	2.2	(0.3)	1.9
Net other comprehensive loss	(17.3)	(2.9)	(11.0)	(31.2)
December 28, 2019	$(600.2)	$(2.4)	$(35.7)	$(638.3)

Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net loss of $3.1 million and gains of $6.9 million and $1.4 million in 2019, 2018 and 2017, respectively. Associated with these items were a tax benefit of $0.9 million and tax provisions of $1.6 million and $0.6 million in 2019, 2018 and 2017, respectively. See Note 9 for further discussion of derivatives.
In 2019, 2018 and 2017, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $1.3 million, $0.7 million and $1.3 million, respectively, and pension settlement costs of $0.7 million, $1.3 million and $1.0 million, respectively, and actuarial losses of $0.3 million, $0.2 million and $2.0 million, respectively. Associated with these items was a tax benefit of $0.5 million in 2017. There was no tax amount associated with these items in 2019 and 2018. See Note 14 for further discussion of pension and other post-retirement benefit costs.

Note 12:	Statements of Cash Flows Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes in certain jurisdictions. In 2019, 2018 and 2017, 44,131, 32,445 and 40,777 shares, respectively, were retained to fund withholding taxes, with values totaling $0.9 million, $1.5 million and $2.5 million, respectively, which were included as stock repurchases in the Consolidated Statements of Cash Flows.
Restricted cash is not material and is recorded in either prepaid and other current assets or in long-term other assets.

Note 13:	Income Taxes
For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2019	2018	2017
Domestic	$(44.9)	$(54.2)	$(76.2)
Foreign	148.3	330.4	261.3
Total	$103.4	$276.2	$185.1

The domestic and foreign components of income (loss) before taxes reflect adjustments as required under certain advanced pricing agreements and exclude repatriation of foreign earnings to the United States.
The provisions for current and deferred income taxes are summarized as follows:

(In millions)	2019	2018	2017
Current:
United States	$6.8	$13.2	$25.6
International	71.7	80.8	136.9
State and local	0.9	(1.0)	2.1
	79.4	93.0	164.6
Deferred:
United States	(7.9)	26.1	312.9
International	18.4	1.7	(25.6)
State and local	1.1	(0.5)	(1.4)
	11.6	27.3	285.9
Total	$91.0	$120.3	$450.5

A reconciliation of the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:

(In millions)	2019	2018	2017
Amount computed using statutory rate	$21.7	$58.0	$64.8
Increase (reduction) in taxes resulting from:
Foreign direct taxes in excess of credits	8.2	(10.1)	(5.8)
Foreign rate differential	30.4	(8.3)	14.3
Foreign-derived intangible income, benefit	(1.7)	—	—
GILTI, net of credits	9.8	10.9	—
Impact of changes in U.S. tax legislation	(22.2)	39.6	375.0
Other changes in valuation allowances for deferred tax assets	45.6	36.2	5.3
Impact of equity based compensation	2.8	0.6	—
Foreign and domestic tax audit settlement and adjustments	—	—	(2.5)
Other	(3.6)	(6.6)	(0.6)
Total	$91.0	$120.3	$450.5

The effective tax rates for 2019, 2018 and 2017 were 87.9 percent, 43.6 percent and 243.4 percent, respectively. In 2019, the effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was higher than the U.S. statutory rate due to continued negative impacts from the tax reform provisions such as GILTI inclusions, interest deduction limitations, a jurisdictional mix of offshore earnings in countries with statutory tax rates higher than the U.S. and certain valuation allowances that were booked against existing deferred tax assets in 2019. The effective tax rates for 2018 and 2017 are higher than the U.S. statutory rate which reflect the various impacts of the Tax Cuts and Jobs Act of 2017 (“the Tax Act”).
In accordance with U.S. GAAP, the Company made the accounting policy election to treat GILTI as a current period expense starting in fiscal year 2018. Therefore, the Company has not provided any deferred tax impacts of GILTI in the Consolidated Financial Statements. The Company recognized $16.9 million and $10.9 million of tax cost associated with GILTI ( before credits) for the years ended December 28, 2019 and December 29, 2018, respectively. The expense recorded in 2018 did not significantly change due to the U.S. Treasury issuance of final regulations.
The Company also completed a comprehensive analysis of the foreign-derived intangible income (“FDII”) based on additional guidance provided in the proposed regulations issued by the U.S. Treasury Department in 2018. FDII activity for the year ended December 28, 2019 resulted in a benefit of $1.7 million.

The components of deferred income tax assets (liabilities) were as follows:

(In millions)	2019	2018
Purchased intangibles	$(9.1)	$(17.4)
Lease Liabilities	(22.7)	—
Other	(0.8)	(1.6)
Gross deferred tax liabilities	(32.6)	(19.0)
Credit and net operating loss carry forwards (net of unrecognized tax benefits)	296.3	314.2
Employee benefits accruals	45.5	45.5
Deferred costs	39.5	35.1
Fixed assets basis differences	19.9	18.6
Capitalized intangibles	21.7	19.1
Other accruals	56.6	62.0
Accounts receivable	14.5	1.3
Post-retirement benefits	3.3	3.4
Depreciation	5.5	9.4
Lease Assets	22.7	—
Inventory	5.6	4.7
Gross deferred tax assets	531.1	513.3
Valuation allowances	(315.6)	(284.6)
Net deferred tax assets	$182.9	$209.7

At December 28, 2019, the Company had gross federal, state, and international tax operating losses of $0 million, $10.8 million and $440.8 million, respectively. These tax loss carryforwards have expiration dates ranging between one year and no expiration in certain instances. The estimated gross foreign tax credit carryforwards for 2019 and 2018 are $189.5 million and $193.5 million, respectively. These credit carryforwards have expirations ranging from one to ten years.
At December 28, 2019 and December 29, 2018, the Company had valuation allowances against certain deferred tax assets, including the tax loss and credit carryforwards mentioned above, totaling $315.6 million and $284.6 million, respectively. The increase in valuation allowance was primarily associated with booking a full reserve against the foreign tax credits, the interest expense carryforwards created by the Tax Act, and net operating losses. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns.
As of December 28, 2019 the Company has approximately $2.0 billion of cumulative undistributed earnings of its non-U.S. subsidiaries. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. The Company generally does not provide for taxes related to our undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. If in the foreseeable future, the Company can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized. As of December 28, 2019, the Company has recorded a deferred tax liability of $8.8 million on $178.3 million of earnings it has deemed to not be permanently reinvested. A determination of the amount of the unrecognized deferred tax liability related to other undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.

As of December 28, 2019 and December 29, 2018, the Company's accrual for uncertain tax positions was $13.5 million and $15.1 million, respectively. The Company estimates that approximately $13.2 million of that amount, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of accrual for uncertain tax positions is as follows:

(In millions)	2019	2018	2017
Balance, beginning of year	$15.1	$19.8	$20.7
Additions based on tax positions related to the current year	1.1	2.2	3.6
Additions for tax positions of prior year	3.0	0.5	2.2
Reduction for tax positions of prior years	(2.4)	(3.4)	(3.0)
Settlements	(3.0)	—	(1.2)
Reductions for lapse in statute of limitations	(0.3)	(3.6)	(3.7)
Impact of foreign currency rate changes versus the U.S. dollar	—	(0.4)	1.2
Balance, end of year	$13.5	$15.1	$19.8

In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments and the impact of tax audit settlements on future periods.
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. The Company had accrued $4.0 million for the potential payment of interest and penalties as of December 28, 2019 and $4.0 million of this total could favorably impact future tax rates. The Company had accrued $5.5 million for the potential payment of interest and penalties as of December 29, 2018 and $5.5 million of this total could favorably impact future tax rates if recognized and released.
The Company operates globally and files income tax returns in the United States with federal and various state agencies, and in foreign jurisdictions. The Company paid income taxes in 2019, 2018 and 2017 of $98.9 million, $124.5 million and $123.3 million, respectively. The Company has a foreign subsidiary which receives a tax holiday that expires in 2020. The net benefit of this and other previous tax holidays was $0.1 million, $0.3 million and $0.7 million in 2019, 2018 and 2017, respectively.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2004 through 2018. It is reasonably possible that there could be a significant decrease or increase to the unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which the Company does business and the number of open tax periods.

Note 14:	Retirement Benefit Plans
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

The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company's plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Post-retirement benefits		Pension benefits
(In millions)	2019	2018	2019	2018	2019	2018
Change in benefit obligations:
Beginning balance	$45.5	$50.7	$12.6	$15.2	$178.3	$194.9
Service cost	—	—	0.1	0.1	7.3	8.4
Interest cost	1.6	1.6	0.5	0.5	4.4	3.8
Actuarial (gain) loss	4.6	(3.7)	0.8	(1.7)	17.5	(6.8)
Benefits paid	(0.9)	(0.8)	(1.4)	(1.4)	(4.5)	(7.5)
Impact of exchange rates	—	—	—	(0.1)	(1.2)	(4.8)
Plan participant contributions	—	—	—	—	1.0	0.9
Settlements/Curtailments (a)	(11.8)	(2.3)	—	—	(10.1)	(10.6)
Ending balance	$39.0	$45.5	$12.6	$12.6	$192.7	$178.3
Change in plan assets at fair value:
Beginning balance	$24.4	$29.0	$—	$—	$81.9	$87.7
Actual return on plan assets	6.4	(1.8)	—	—	5.8	(3.1)
Company contributions	10.9	0.7	1.4	1.4	8.8	11.2
Plan participant contributions	—	—	—	—	1.0	0.9
Benefits and expenses paid	(1.3)	(1.2)	(1.4)	(1.4)	(4.5)	(7.5)
Impact of exchange rates	—	—	—	—	(0.3)	(1.7)
Settlements	(11.8)	(2.3)	—	—	(10.1)	(5.6)
Ending balance	$28.6	$24.4	$—	$—	$82.6	$81.9
Funded status of plans	$(10.4)	$(21.1)	$(12.6)	$(12.6)	$(110.1)	$(96.4)

(a)
Includes $5.0 million pension obligations replaced by severance obligations to be paid as part of the 2018 closure of the supply chain facility in France. See Note 2 for discussion of re-engineering charges.

Amounts recognized in the balance sheet consisted of:

(In millions)	December 28, 2019	December 29, 2018
Accrued benefit liability	$(133.1)	$(130.1)
Accumulated other comprehensive loss (pretax)	49.8	35.3

Items not yet recognized as a component of pension expense as of December 28, 2019 and December 29, 2018 consisted of:

	2019		2018
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Transition obligation	$2.0	$—	$2.4	$—
Prior service cost (benefit)	2.0	(3.4)	2.1	(4.7)
Net actuarial loss (gain)	50.3	(1.1)	37.4	(1.9)
Accumulated other comprehensive loss (income) pretax	$54.3	$(4.5)	$41.9	$(6.6)

Components of other comprehensive loss (income) for the years ended December 28, 2019 and December 29, 2018 consisted of the following:

	2019		2018
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Net prior service cost	$(0.1)	$1.3	$0.9	$1.3
Net actuarial loss (gain)	12.9	0.8	(4.9)	(1.7)
Impact of exchange rates	(0.4)	—	(0.4)	—
Other comprehensive loss (income)	$12.4	$2.1	$(4.4)	$(0.4)

In 2020, the Company expects to recognize a prior service benefit of $1.5 million and a net actuarial loss of $3.0 million as components of pension and post-retirement expense.
The accumulated benefit obligation for all defined benefit pension plans at December 28, 2019 and December 29, 2018 was $206.4 million and $201.9 million, respectively. At December 28, 2019 and December 29, 2018, the accumulated benefit obligations of certain pension plans exceeded those respective plans' assets. For those plans, the accumulated benefit obligations were $177.9 million and $199.9 million, and the fair value of their assets was $82.4 million and $104.2 million as of December 28, 2019 and December 29, 2018, respectively. At December 28, 2019 and December 29, 2018, the benefit obligations of the Company's significant pension plans exceeded those respective plans' assets. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.
The costs associated with all of the Company's plans were as follows:

	Pension benefits			Post-retirement benefits
(Dollars in millions)	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost and expenses	$7.3	$8.4	$10.4	$0.1	$0.1	$0.1
Interest cost	6.0	5.4	5.6	0.5	0.5	0.7
Return on plan assets	(4.1)	(4.4)	(4.4)	—	—	—
Settlement/Curtailment	0.7	1.3	1.0	—	—	—
Employee contributions	(0.2)	(0.2)	(0.2)	—	—	—
Net deferral	0.3	0.8	2.0	(1.3)	(1.3)	(1.3)
Net periodic benefit cost (income)	$10.0	$11.3	$14.4	$(0.7)	$(0.7)	$(0.5)
Weighted average assumptions:
U.S. plans
Discount rate, net periodic benefit cost	4.3%	3.3%	3.8%	4.3%	3.5%	4.0%
Discount rate, benefit obligations	3.3	4.0	3.3	3.3	4.2	3.5
Return on plan assets	7.0	7.0	7.3	na	na	na
Salary growth rate, net periodic benefit cost	—	—	—	na	na	na
Salary growth rate, benefit obligations	—	—	—	na	na	na
Foreign plans
Discount rate	1.9%	2.6%	2.2%	na	na	na
Return on plan assets	2.6	3.0	3.1	na	na	na
Salary growth rate	2.8	2.8	2.7	na	na	na

____________________
na    Not applicable

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and/or manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its U.S. and foreign plans for 2019 was 7.0 percent and 2.6 percent, respectively, and 7.0 percent and 3.0 percent for 2018, respectively.
The Company determines the discount rate primarily by reference to rates on high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the various plans. The weighted average discount rates used to determine the benefit obligation for its U.S. and foreign plans for 2019 was 3.3 percent and 1.9 percent, respectively, and 4.0 percent and 2.6 percent for 2018, respectively.
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
The Company's weighted average asset allocations at December 28, 2019 and December 29, 2018, by asset category, were as follows:

	2019		2018
Asset category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	64%	29%	61%	25%
Fixed income securities	36	18	39	17
Cash and money market investments	—	6	—	7
Guaranteed contracts	—	45	—	50
Other	—	2	—	1
Total	100%	100%	100%	100%

The fair value of the Company's pension plan assets at December 28, 2019 by asset category was as follows:

Description of assets (in millions)		December 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$28.7	$—	$28.7	$—
Foreign plans:
Australia	Investment fund (b)	2.1	—	2.1	—
Switzerland	Guaranteed insurance contract (c)	28.3	—	—	28.3
Germany	Guaranteed insurance contract (c)	5.4	—	—	5.4
Belgium	Mutual fund (d)	26.7	26.7	—	—
Austria	Guaranteed insurance contract (c)	0.3	—	—	0.3
Korea	Guaranteed insurance contract (c)	3.7	—	—	3.7
Japan	Common/collective trust (e)	12.6	—	12.6	—
Philippines	Fixed income securities (f)	1.4	1.4	—	—
	Equity fund (f)	2.1	2.1	—	—
Total		$111.3	$30.2	$43.4	$37.7
The fair value of the Company's pension plan assets at December 29, 2018 by asset category was as follows:

Description of assets (in millions)		December 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$24.4	$—	$24.4	$—
Foreign plans:
Australia	Investment fund (b)	2.1	—	2.1	—
Switzerland	Guaranteed insurance contract (c)	32.0	—	—	32.0
Germany	Guaranteed insurance contract (c)	5.5	—	—	5.5
Belgium	Mutual funds (d)	23.4	23.4	—	—
Austria	Guaranteed insurance contract (c)	0.4	—	—	0.4
Korea	Guaranteed insurance contract (c)	4.1	—	—	4.1
Japan	Common/collective trust (e)	11.2	—	11.2	—
Philippines	Fixed income securities (f)	1.4	1.4	—	—
	Equity fund (f)	1.8	1.8	—	—
Total		$106.3	$26.6	$37.7	$42.0
____________________

(a)
The investment strategy of the U.S. pension plan for each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. As of the years ended December 28, 2019 and December 29, 2018, the common trusts held 64 percent and 61 percent of its assets in equity securities and 36 percent and 39 percent in fixed income securities, respectively. The percentage of funds invested in equity securities at the end of 2019 and 2018, included: ten percent in international stocks in each year, 33 percent and 31 percent in large U.S. stocks and 21 percent and 20 percent in small U.S. stocks, respectively. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.

(b)
The strategy of this fund was to achieve a 10-year long-term net return of at least 3.5 percent, above inflation based on the Australian consumer price index. The investment strategy is to invest mainly in equities and property, which are expected to earn relatively higher returns over the long term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 28, 2019 and December 29, 2018, the percentage of funds held in investments included: Australian equities of 13 percent and 14 percent, other equities of listed companies outside of Australia of 49 percent and 42 percent, government and corporate bonds of 19 percent and 21 percent and cash of 12 percent and 15 percent and real estate of seven percent and eight percent, respectively.

(c)
The strategy of the Company's plans in Austria, Germany, Korea and Switzerland was to seek to ensure the future benefit payments of their participants and manage market risk. This is achieved by funding the pension obligations through guaranteed insurance contracts. The plan assets operate similar to investment contracts whereby the interest rate, as well as the surrender value, is guaranteed. The fair value is determined as the contract value, using a guaranteed rate of return which will increase if the market performance exceeds that return.

(d)
The strategy of the Belgian plan in each period presented was to seek to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 62 percent in equity securities, 37 percent in fixed income securities and one percent cash. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. As of December 28, 2019 and December 29, 2018, the percentage of funds held in various asset classes included: large-cap equities of European companies of 25 percent and 22 percent, small-cap equities of European companies of 18 percent and 16 percent, and money market fund of 14 percent and 21 percent, bonds, primarily from European and U.S. governments, of 31 percent and 29 percent, respectively, and equities outside of Europe, mainly in the U.S. and emerging markets, 12 percent each year.

(e)
The Company's strategy was to invest approximately 50 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 50 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 51 percent equities in Japanese listed securities, seven percent in equities outside of Japan, four percent in cash and other short-term investments and 38 percent in domestic Japanese bonds. This strategy has been achieved through a collective trust that held 100 percent of total funded assets as of December 28, 2019 and December 29, 2018. As of the end of December 28, 2019 and December 29, 2018, the allocation of funds within the common collective trust included: 50 percent and 47 percent in Japanese equities, 38 percent and 42 percent in Japanese bonds, eight percent and seven percent in equities of companies based outside of Japan, respectively, and four percent in cash and other short-term investments in each year. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets.

(f)
In both years, the investment strategy in the Philippines was to achieve an appropriate balance between risk and return, from a diversified portfolio of Philippine peso denominated bonds and equities. The target asset class allocations is 57 percent in equity securities, 38 percent fixed income securities and five percent in cash and deposits. The fixed income securities at year end included assets valued using a weighted average of completed deals on similarly termed government securities, as well as balances invested in short-term deposit accounts. The equity index fund was valued at the closing price of the active market in which it was traded.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Year Ending
(In millions)	December 28, 2019	December 29, 2018
Beginning balance	$42.0	$42.9
Realized gains	0.7	0.1
Purchases, sales and settlements, net	(5.1)	(0.5)
Impact of exchange rates	0.1	(0.5)
Ending balance	$37.7	$42.0

The Company expects to contribute $11.3 million to its U.S. and foreign pension plans and $1.3 million to its other U.S. post-retirement benefit plan in 2020.
The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $6.7 million in 2019 and $6.5 million each year of 2018 and 2017.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Company's U.S. and foreign plans (in millions):

Years	Pension benefits	Post-retirement benefits	Total
2020	$16.0	$1.3	$17.3
2021	11.4	1.2	12.6
2022	12.6	1.1	13.7
2023	12.6	1.1	13.7
2024	12.7	1.0	13.7
2025-2029	64.6	3.9	68.5

In addition to the Company's health and insurance benefits, the Company also offers select employees a deferred compensation plan. The Tupperware Deferred Compensation Plan is an unfunded, non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and for directors that allows participants to defer a portion of their compensation. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. The Tupperware Deferred Compensation Plan offers a variety of investment options and is accounted for as a plan that permits diversification but does not include Company stock as an investment option. All distributions from the Tupperware Deferred Compensation Plan must be made in cash and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is adjusted, with a charge or a credit to compensation cost, to reflect changes in the fair value of the obligation. The assets and liabilities are included in Other assets, net and Other liabilities of the Consolidated Balance Sheets. As of December 28, 2019 and December 29, 2018, the fair value of the investments held in trust and the related liability was $12.1 million and $16.7 million, respectively. All assets held in the trust are Level 1 Fidelity mutual funds and the fair value of the funds are calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. Changes in the fair value of the assets held in the rabbi trust are recorded through compensation expense included in DS&A and investment gains/losses in Other (income) expense within the Consolidated Statements of Income. During 2019, 2018 and 2017, the change in fair value of the underlying assets was an increase of $3.3 million, decrease of $1.1 million and increase of $2.3 million, respectively.

Note 15:	Incentive Compensation Plans
On May 22, 2019, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2019 Incentive Plan (the “2019 Incentive Plan”). The 2019 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors and certain non-employee participants. Stock-based awards may be in the form of stock options, restricted stock, restricted stock units, performance vesting and market vesting awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. When the 2019 Incentive Plan was approved, the number of shares of the Company's common stock available for stock-based awards under the plan totaled 850,000, plus remaining shares available for issuance under the Tupperware Brands Corporation 2016 Incentive Plan, the Tupperware Brands Corporation 2010 Incentive Plan and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under the plans adopted before 2019. The total number of shares available for grant under the 2019 Incentive Plan as of December 28, 2019 was 2,975,253.
Under the 2019 Incentive Plan, non-employee directors receive approximately 60 percent of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash.

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

	2019	2018	2017
Dividend yield	na	5.7%	4.4%
Expected volatility	na	29%	29%
Risk-free interest rate	na	3.1%	2.2%
Expected life	na	7 years	7 years

____________________
na    Not applicable. During 2019, there were no stock options granted.

Stock option activity for 2019, under all of the Company's incentive plans, is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2018	3,630,684	$55.66
Expired/Forfeited	(289,945)	48.48
Outstanding at December 28, 2019	3,340,739	$56.28	$—
Exercisable at December 28, 2019	2,913,631	$57.81	$—

The intrinsic value of options exercised during 2018 and 2017 totaled $0.4 million and $6.2 million, respectively, and there were no stock options exercised during 2019. The average remaining contractual life on outstanding and exercisable options was 4.8 and 4.4, respectively, at the end of 2019. The weighted average estimated grant-date fair value of 2018 and 2017 option grants was $6.01 and $10.48 per share, respectively.
Performance Awards, Restricted Stock and Restricted Stock Units
The Company also grants restricted stock, restricted stock units, performance-vested awards and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one year to three years.
The incentive program for the performance and market-vested awards are based upon a target number of share units, although the actual number of performance and market-vested shares ultimately earned can vary from zero to 150 percent of target depending on the Company's achievement under the performance criteria of the grants. The payouts, if earned, are settled in Tupperware common stock after the end of the three years performance period.
The Company's performance-vested awards provide incentive opportunity based on the overall success of the Company over a three years performance period, as reflected through a measure of diluted earnings per share.
The Company's market-vested awards provide incentive opportunity based on the relative total shareholder return ("rTSR") of the Company's common stock against a group of companies composed of the S&P 400 Mid-cap Consumer Discretionary Index and the Company's Compensation Peer Group (collectively, the "Comparative Group") over a three years performance period. The fair value per share of rTSR grants in 2019, 2018 and 2017 was $27.12, $63.48 and $61.29, respectively. The fair value was determined using a Monte-Carlo simulation, which estimated the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to the Comparative Group, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and that of the Comparative Group.
In 2019, as a result of the Company's performance, the estimated number of shares expected to vest decreased by 68,761 shares for the three performance share plans running during 2019.

Restricted stock, restricted stock units, performance-vested and market-vested share award activity for 2019 under all of the Company's incentive plans is summarized in the following table:

	Non-vested Shares outstanding	Weighted average grant date per share fair value
Outstanding at December 29, 2018	684,184	$47.68
Time-vested shares granted	271,528	14.55
Market-vested shares granted	42,365	27.12
Performance shares granted	111,536	30.90
Performance share adjustments	(68,761)	40.74
Vested	(289,487)	48.67
Forfeited	(223,076)	40.58
Outstanding at December 28, 2019	528,289	$28.82

The vesting date fair value of restricted stock, restricted stock units and performance-vested awards that vested in 2019, 2018 and 2017 was $5.2 million, $8.5 million and $12.8 million, respectively. The weighted average grant-date fair value per share of these types of awards in 2019, 2018 and 2017 was $29.86, $42.26 and $60.32, respectively.
For awards that are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares outstanding and is included as a liability on the Consolidated Balance Sheets. Shares outstanding under cash settled awards totaled 10,449, 21,391 and 17,525 shares as of the end of 2019, 2018 and 2017, respectively. These outstanding cash settled awards had a fair value of $0.1 million, $0.7 million and $1.1 million as of the end of 2019, 2018 and 2017, respectively.
Compensation expense associated with all stock-based compensation was $10.4 million, $14.5 million and $22.6 million in 2019, 2018 and 2017, respectively. The estimated tax benefit associated with this compensation expense was $2.4 million, $3.2 million and $8.1 million in 2019, 2018 and 2017, respectively. As of December 28, 2019, total unrecognized stock-based compensation expense related to all stock-based awards was $11.1 million, which is expected to be recognized over a weighted average period of 15 months.
Expense related to earned cash performance awards of $1.0 million, $3.1 million and $11.0 million was included in the Consolidated Statements of Income for 2019, 2018 and 2017, respectively.
The Company's Board of Directors has authorized up to $2.0 billion of open market share repurchases under a program that began in 2007, expired on February 1, 2020 and was not extended. Under this program, the Company repurchased 2.6 million shares for $100.2 million in 2018. There were no share repurchases under this program in 2019 and 2017. Since inception of the program in May 2007, and through December 29, 2018, the Company has repurchased 23.8 million shares at an aggregate cost of $1.39 billion.

Note 16:	Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales force members. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.
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
Worldwide sales of beauty and personal care products totaled $247.7 million, $291.7 million and $331.7 million in 2019, 2018 and 2017, respectively.

(In millions)	2019	2018	2017
Net sales:
Europe	$475.2	$525.6	$550.4
Asia Pacific	590.5	682.0	734.8
North America	453.5	515.1	541.5
South America	278.7	347.0	429.1
Total net sales	$1,797.9	$2,069.7	$2,255.8
Segment profit:
Europe	$38.0	$46.3	$54.5
Asia Pacific	124.3	172.5	189.3
North America	40.2	76.3	69.7
South America	43.8	68.3	98.7
Total segment profit	$246.3	$363.4	$412.2
Unallocated expenses	$(41.8)	$(46.3)	$(64.1)
Re-engineering and impairment charges (a)	(34.7)	(15.9)	(66.0)
Impairment of goodwill and intangibles (b)	(40.0)	—	(62.9)
Gains on disposal of assets (c)	12.9	18.7	9.1
Interest expense, net	(39.3)	(43.7)	(43.2)
Income before taxes	$103.4	$276.2	$185.1

(In millions)	2019	2018	2017
Depreciation and amortization:
Europe	$14.4	$16.3	$16.7
Asia Pacific	14.5	14.7	14.9
North America	11.5	11.8	12.3
South America	5.5	5.6	5.9
Corporate	9.3	9.8	10.7
Total depreciation and amortization	$55.2	$58.2	$60.5
Capital expenditures:
Europe	$16.5	$22.3	$18.7
Asia Pacific	7.3	10.1	10.7
North America	15.0	13.3	15.9
South America	5.5	3.9	12.1
Corporate	16.7	25.8	14.9
Total capital expenditures	$61.0	$75.4	$72.3
Identifiable assets:
Europe	$269.7	$291.0	$308.5
Asia Pacific	300.3	281.2	297.2
North America	235.9	250.9	266.3
South America	125.2	125.0	138.6
Corporate	331.3	360.7	377.4
Total identifiable assets	$1,262.4	$1,308.8	$1,388.0
____________________

(a)	See Note 2 for discussion of re-engineering and impairment charges.

(b)	See Note 7 for discussion of goodwill impairment charges.

(c)
Gains on disposal of assets in 2019, 2018 and 2017 include $8.8 million, $7.1 million and $8.8 million from transactions related to land near the Orlando, FL headquarters. Included in 2019 was a $5.8 million gain from the sale of the French marketing office and included in 2018 was a $9.5 million gain from a transaction associated with a distribution facility in Japan, and $2.1 million from the Beauticontrol headquarters in Texas.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment transactions eliminated. Sales generated by product line, except beauty and personal care, as opposed to Tupperware®, are not captured in the financial statements, and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. In 2019, 2018 and 2017 sales of Tupperware® and beauty products to customers in Mexico were $261.7 million, $285.8 million and $279.7 million, respectively, while sales in Brazil were $208.5 million, $265.4 million and $316.3 million, respectively, and sales in China were $216.2 million, $247.4 million and $216.0 million, respectively. There was no other foreign country in which sales were individually material to the Company's total sales. Sales of Tupperware® and beauty products to customers in the United States were $132.7 million, $163.2 million and $191.8 million in 2019, 2018 and 2017, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.
Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2019, 2018 and 2017, long-lived assets in the United States were $108.6 million, $108.7 million and $91.6 million, respectively.
As of December 28, 2019 and December 29, 2018, the Company's net investment in international operations was $474.2 million and $479.1 million, respectively. The Company is subject to the usual economic, business and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company's operations.

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
Leases. Rental expense for operating leases and approximate minimum rental commitments under non-cancelable operating leases in effect at December 28, 2019 are disclosed in Note 5 to the Consolidated Financial Statements. Leases including the minimum rental commitments for 2020 and 2021, primarily are for automobiles, that generally have a lease term of one year to four years with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight-line basis over the minimum lease terms. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 18:	Allowance for Long-Term Receivables
As of December 28, 2019, $13.9 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of December 28, 2019 was as follows:

(In millions)
Balance at December 29, 2018	$16.0
Write-offs	(6.8)
Provision (a)	4.6
Recoveries	0.4
Currency translation adjustment	(0.3)
Balance at December 28, 2019	$13.9
____________________
(a)    Provision includes $2.3 million of reclassifications from current receivables.

Note 19:	Guarantor Information
The Company's payment obligations under the Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 8 to the Consolidated Financial Statements. In addition, under the Credit Agreement and consistent with the Old Credit Agreement, the Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrowers relating to the Credit Agreement, supported by a security interest in those certain "Tupperware" trademarks and service marks as well.
Condensed consolidated financial information as of December 28, 2019 and December 29, 2018 and for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 for Tupperware Brands Corporation (the "Parent"), Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors’ classification which the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor from obtaining adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.
Consolidating Statement of Income

	Year ended December 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,803.9	$(6.0)	$1,797.9
Other revenue	—	107.0	8.9	(115.9)	—
Cost of products sold	—	9.0	721.0	(119.2)	610.8
Gross margin	—	98.0	1,091.8	(2.7)	1,187.1
Delivery, sales and administrative expense	10.9	83.2	908.0	(2.7)	999.4
Re-engineering and impairment charges	—	1.5	33.2	—	34.7
Impairment of goodwill and intangible assets	—	—	40.0	—	40.0
Gain on disposal of assets	—	—	12.9	—	12.9
Operating (loss) income	(10.9)	13.3	123.5	—	125.9
Interest income	19.9	2.2	36.4	(56.3)	2.2
Interest expense	39.3	48.3	10.2	(56.3)	41.5
Income from equity investments in subsidiaries	25.3	29.2	—	(54.5)	—
Other income	(2.0)	(2.3)	(12.5)	—	(16.8)
(Loss) income before income taxes	(3.0)	(1.3)	162.2	(54.5)	103.4
(Benefit) provision for income taxes	(15.4)	(15.5)	121.9	—	91.0
Net income	$12.4	$14.2	$40.3	$(54.5)	$12.4
Comprehensive (loss) income	$(18.8)	$(18.2)	$33.0	$(14.8)	$(18.8)

Consolidating Statement of Income

	Year ended December 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,076.1	$(6.4)	$2,069.7
Other revenue	—	111.8	15.2	(127.0)	—
Cost of products sold	—	15.3	808.4	(131.5)	692.2
Gross margin	—	96.5	1,282.9	(1.9)	1,377.5
Delivery, sales and administrative expense	15.5	71.4	975.5	(1.9)	1,060.5
Re-engineering and impairment charges	—	2.0	13.9	—	15.9
Gain on disposal of assets	—	—	18.7	—	18.7
Operating (loss) income	(15.5)	23.1	312.2	—	319.8
Interest income	20.6	1.9	43.2	(62.9)	2.8
Interest expense	38.2	62.7	8.5	(62.9)	46.5
Income from equity investments in subsidiaries	179.2	227.2	—	(406.4)	—
Other (income) expense	(1.5)	2.2	(0.8)	—	(0.1)
Income before income taxes	147.6	187.3	347.7	(406.4)	276.2
(Benefit) provision for income taxes	(8.3)	22.0	106.6	—	120.3
Net income	$155.9	$165.3	$241.1	$(406.4)	$155.9
Comprehensive income	$107.4	$117.9	$169.6	$(287.5)	$107.4
Consolidating Statement of Income

	Year ended December 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,263.3	$(7.5)	$2,255.8
Other revenue	—	132.2	30.7	(162.9)	—
Cost of products sold	—	30.6	875.0	(161.3)	744.3
Gross margin	—	101.6	1,419.0	(9.1)	1,511.5
Delivery, sales and administrative expense	20.5	85.9	1,061.9	(9.1)	1,159.2
Re-engineering and impairment charges	—	2.3	63.7	—	66.0
Impairment of goodwill and intangible assets	—	—	62.9	—	62.9
Gain on disposal of assets	—	—	9.1	—	9.1
Operating (loss) income	(20.5)	13.4	239.6	—	232.5
Interest income	20.4	1.9	39.6	(59.0)	2.9
Interest expense	37.4	59.6	8.1	(59.0)	46.1
(Loss) income from equity investments in subsidiaries	(231.8)	17.4	—	214.4	—
Other expense (income)	0.3	6.8	(2.9)	—	4.2
(Loss) income before income taxes	(269.6)	(33.7)	274.0	214.4	185.1
(Benefit) provision for income taxes	(4.2)	198.9	255.8	—	450.5
Net (loss) income	$(265.4)	$(232.6)	$18.2	$214.4	$(265.4)
Comprehensive (loss) income	$(223.3)	$(182.6)	$65.7	$116.9	$(223.3)

Condensed Consolidating Balance Sheet

	December 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$122.9	$—	$123.2
Accounts receivable, net	—	—	110.7	—	110.7
Inventories	—	—	245.2	—	245.2
Non-trade amounts receivable, net	—	166.2	84.9	(212.0)	39.1
Intercompany receivables	325.9	1,546.3	209.9	(2,082.1)	—
Prepaid expenses and other current assets	1.2	16.0	41.1	(38.0)	20.3
Total current assets	327.1	1,728.8	814.7	(2,332.1)	538.5
Deferred income tax benefits, net	41.7	42.2	105.6	(3.4)	186.1
Operating lease assets	—	4.7	79.4	—	84.1
Property, plant and equipment, net	—	85.7	181.8	—	267.5
Long-term receivables, net	—	0.1	14.9	—	15.0
Trademarks and tradenames, net	—	—	24.6	—	24.6
Goodwill	—	2.9	56.6	—	59.5
Investments in subsidiaries	1,305.2	1,208.8	—	(2,514.0)	—
Intercompany notes receivable	514.8	95.7	1,046.1	(1,656.6)	—
Other assets, net	1.9	12.7	150.0	(77.5)	87.1
Total assets	$2,190.7	$3,181.6	$2,473.7	$(6,583.6)	$1,262.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$8.3	$117.1	$—	$125.4
Short-term borrowings and current portion of long-term debt and finance lease obligations	186.8	—	86.4	—	273.2
Intercompany payables	1,440.8	406.2	235.1	(2,082.1)	—
Accrued liabilities	239.1	65.6	235.6	(250.0)	290.3
Total current liabilities	1,866.7	480.1	674.2	(2,332.1)	688.9
Long-term debt and finance lease obligations	599.8	—	2.4	—	602.2
Intercompany notes payable	—	1,362.2	294.4	(1,656.6)	—
Operating lease liabilities	—	4.0	52.0	—	56.0
Other liabilities	1.2	110.7	161.3	(80.9)	192.3
Shareholders' (deficit) equity	(277.0)	1,224.6	1,289.4	(2,514.0)	(277.0)
Total liabilities and shareholders' equity	$2,190.7	$3,181.6	$2,473.7	$(6,583.6)	$1,262.4

Condensed Consolidating Balance Sheet

	December 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$148.7	$—	$149.0
Accounts receivable, net	—	—	144.7	—	144.7
Inventories	—	—	257.7	—	257.7
Non-trade amounts receivable, net	—	169.0	71.0	(190.1)	49.9
Intercompany receivables	309.2	1,430.1	230.5	(1,969.8)	—
Prepaid expenses and other current assets	1.1	3.7	48.2	(33.7)	19.3
Total current assets	310.3	1,603.1	900.8	(2,193.6)	620.6
Deferred income tax benefits, net	41.7	42.2	133.1	—	217.0
Property, plant and equipment, net	—	71.3	204.7	—	276.0
Long-term receivables, net	—	0.1	18.6	—	18.7
Trademarks and tradenames, net	—	—	52.9	—	52.9
Goodwill	—	2.9	73.2	—	76.1
Investment in subsidiaries	1,305.3	1,346.8	—	(2,652.1)	—
Intercompany notes receivable	515.3	95.4	1,069.4	(1,680.1)	—
Other assets, net	0.3	0.5	75.3	(28.6)	47.5
Total assets	$2,172.9	$3,162.3	$2,528.0	$(6,554.4)	$1,308.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$5.7	$123.5	$—	$129.2
Short-term borrowings and current portion of long-term debt and capital lease obligations	189.4	—	96.1	—	285.5
Intercompany payables	1,330.9	436.3	202.6	(1,969.8)	—
Accrued liabilities	278.6	69.2	220.4	(223.8)	344.4
Total current liabilities	1,798.9	511.2	642.6	(2,193.6)	759.1
Long-term debt and capital lease obligations	599.7	—	3.7	—	603.4
Intercompany notes payable	6.6	1,366.7	306.8	(1,680.1)	—
Other liabilities	2.9	48.1	159.1	(28.6)	181.5
Shareholders' (deficit) equity	(235.2)	1,236.3	1,415.8	(2,652.1)	(235.2)
Total liabilities and shareholders' equity	$2,172.9	$3,162.3	$2,528.0	$(6,554.4)	$1,308.8

Condensed Consolidating Statement of Cash Flows

	Year ended December 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(26.3)	$150.7	$187.9	$(224.9)	$87.4
Investing Activities:
Capital expenditures	—	(30.4)	(30.6)	—	(61.0)
Proceeds from disposal of property, plant and equipment	—	—	34.0	—	34.0
Net intercompany loans	(6.1)	(108.9)	31.5	83.5	—
Net cash (used in) provided by investing activities	(6.1)	(139.3)	34.9	83.5	(27.0)
Financing Activities:
Dividend payments to shareholders	(74.3)	—	—	—	(74.3)
Dividend payments to parent	—	—	(228.2)	228.2	—
Repurchase of common stock	(0.9)	—	—	—	(0.9)
Repayment of long-term debt and finance lease obligations	—	—	(1.6)	—	(1.6)
Net change in short-term debt	—	—	(6.2)	—	(6.2)
Debt issuance costs	(2.3)	—	—	—	(2.3)
Net intercompany borrowings	109.9	(11.1)	(12.0)	(86.8)	—
Net cash provided by (used in) financing activities	32.4	(11.1)	(248.0)	141.4	(85.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.3)	(0.6)	—	(0.9)
Net change in cash, cash equivalents and restricted cash	—	—	(25.8)	—	(25.8)
Cash, cash equivalents and restricted cash at beginning of year	—	0.3	151.6	—	151.9
Cash, cash equivalents and restricted cash at end of year	$—	$0.3	$125.8	$—	$126.1

Condensed Consolidating Statement of Cash Flows

	Year ended December 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(41.6)	$152.4	$319.1	$(297.9)	$132.0
Investing Activities:
Capital expenditures	—	(29.1)	(46.3)	—	(75.4)
Proceeds from disposal of property, plant and equipment	—	—	40.7	—	40.7
Net intercompany loans	(98.8)	(315.6)	(190.4)	604.8	—
Net cash used in investing activities	(98.8)	(344.7)	(196.0)	604.8	(34.7)
Financing Activities:
Dividend payments to shareholders	(137.8)	—	—	—	(137.8)
Dividend payments to parent	—	—	(288.3)	288.3	—
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Repurchase of common stock	(101.7)	—	—	—	(101.7)
Repayment of long-term debt and capital lease obligations	—	—	(1.9)	—	(1.9)
Net change in short-term debt	62.1	—	100.0	—	162.1
Net intercompany borrowings	317.5	192.5	85.2	(595.2)	—
Net cash provided by (used in) financing activities	140.4	192.5	(105.0)	(306.9)	(79.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(13.6)	—	(13.6)
Net change in cash, cash equivalents and restricted cash	—	0.2	4.5	—	4.7
Cash, cash equivalents and restricted cash at beginning of year	—	0.1	147.1	—	147.2
Cash, cash equivalents and restricted cash at end of year	$—	$0.3	$151.6	$—	$151.9

Condensed Consolidating Statement of Cash Flows

	Year ended December 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(32.7)	$(40.1)	$311.1	$(20.9)	$217.4
Investing Activities:
Capital expenditures	—	(18.1)	(54.2)	—	(72.3)
Proceeds from disposal of property, plant and equipment	—	—	14.7	—	14.7
Net intercompany loans	(7.5)	(174.1)	(226.4)	408.0	—
Net cash used in investing activities	(7.5)	(192.2)	(265.9)	408.0	(57.6)
Financing Activities:
Dividend payments to shareholders	(139.5)	—	—	—	(139.5)
Dividend payments to parent	—	—	(21.0)	21.0	—
Proceeds from exercise of stock options	11.8	—	—	—	11.8
Repurchase of common stock	(2.5)	—	—	—	(2.5)
Repayment of long-term debt and capital lease obligations	—	—	(2.0)	—	(2.0)
Net change in short-term debt	15.8	—	(0.2)	—	15.6
Net intercompany borrowings	154.6	231.9	21.6	(408.1)	—
Net cash provided by (used in) financing activities	40.2	231.9	(1.6)	(387.1)	(116.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	8.0	—	8.0
Net change in cash, cash equivalents and restricted cash	—	(0.4)	51.6	—	51.2
Cash, cash equivalents and restricted cash at beginning of year	—	0.5	95.5	—	96.0
Cash, cash equivalents and restricted cash at end of year	$—	$0.1	$147.1	$—	$147.2

Note 20:	Quarterly Financial Summary (Unaudited)
Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 28, 2019 and December 29, 2018.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 28, 2019
Net sales	$487.3	$475.3	$418.1	$417.2
Gross margin	326.1	320.7	276.6	263.7
Net income (loss)	36.9	39.4	7.8	(71.7)
Basic earnings (loss) per share	0.76	0.81	0.16	(1.47)
Diluted earnings (loss) per share	0.76	0.81	0.16	(1.47)
Dividends declared per share	0.27	0.27	0.27	—
Year ended December 29, 2018
Net sales	$542.6	$535.4	$485.8	$505.9
Gross margin	363.6	361.9	321.7	330.3
Net income	35.7	63.8	39.1	17.3
Basic earnings per share	0.70	1.26	0.79	0.36
Diluted earnings per share	0.70	1.26	0.79	0.35
Dividends declared per share	0.68	0.68	0.68	0.68

Certain items impacting quarterly comparability for 2019 and 2018 were as follows:

•
Pretax re-engineering costs of $4.3 million, $4.1 million, $7.5 million and $18.8 million were recorded in the first through fourth quarters of 2019, respectively. Pretax re-engineering costs of $7.6 million, $2.1 million, $3.0 million and $3.2 million were recorded in the first through fourth quarters of 2018, respectively. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

•
In the third quarter of 2019, the Company recorded a $17.5 million impairment charge related to goodwill of Fuller Mexico and a $2.2 million impairment charge related to the Nutrimetics tradename. In the fourth quarter of 2019, the Company recorded a $20.3 million impairment charge related to the Fuller tradename.

•
In Argentina and Venezuela for all quarters in 2019 and 2018, in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared to when it was sold, the Company recorded charges of $0.3 million, $0.1 million, $0.7 million and $0.5 million in the first, second, third and fourth quarters of 2019, respectively, and charges of $0.2 million, $0.1 million, $0.8 million and $1.0 million in the same quarters of 2018. See Note 1 of the Consolidated Financial Statements.

•
Pretax losses on disposal of assets were $0.9 million and $0.2 million for the first and second quarters of 2019, respectively, and pretax gains on the disposal of assets were $12.2 million and $1.8 million in the third and fourth quarters of 2019, respectively. The gains in 2018 were $2.2 million, $12.4 million, $1.5 million and $2.6 million in the first through fourth quarters, respectively. These gains were primarily related to transactions associated with land near the Company's Orlando, Florida headquarters along with transactions associated with the sale of the French marketing office in the third quarter of 2019, the sale and leaseback of a distribution facility in Japan in the second quarter of 2018 and the Beauticontrol headquarters in Texas in the first quarter of 2018.

Note 21:	Subsequent Events
In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida.  The complaints allege that statements in public filings between January 30, 2019 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934.  The plaintiffs seek to represent a class of stockholders who purchased the Company’s shares during the potential class period and demand unspecified monetary damages. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the actions. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.
On February 26, 2020, S&P downgraded the Company’s credit rating from BB+ to B and placed all of its ratings on CreditWatch with negative implication. On February 27, 2020 Moody’s downgraded the Company’s credit rating from Baa3 to B1. Although each downgrade exceeded the threshold for additional guarantee and collateral requirements of the Credit Agreement, at the time of the downgrade the Company had already received the approvals it required from its bank group for the amendment (the “Amendment”) of its Credit Agreement in order to provide relief regarding the financial covenant that requires the Company to maintain a specified ratio of (i) Consolidated Funded Indebtedness to (ii) Consolidated EBITDA (the “Consolidated Leverage Ratio”). In addition, the Amendment removed the requirement that a Non-Investment Grade Ratings Event must occur before the Company is required to cause the Additional Guarantee and Collateral Requirement (as defined in the Credit Agreement) to be satisfied. As a result, the Company is required to cause certain of its domestic subsidiaries to become guarantors on the Credit Agreement and the Company and certain of its domestic subsidiaries are required to pledge additional collateral. The Amendment to the Credit Agreement was executed on February 28, 2020.
On March 11, 2020, the Company’s Board of Directors appointed Miguel Fernandez as President and Chief Executive Officer, effective April 6, 2020 and Richard Goudis as Executive Vice Chairman, effective March 12, 2020. Mr. Fernandez and Mr. Goudis have also been appointed to serve as directors of the Company, expanding the Board to twelve members upon their commencement of employment.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tupperware Brands Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tupperware Brands Corporation and its subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 28, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) and included after Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and derivative financial instruments in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Gross Deferred Tax Assets and Related Valuation Allowances
As described in Notes 1 and 13 to the consolidated financial statements, the Company’s consolidated gross deferred tax asset balance was $531.1 million and related valuation allowances were $315.6 million as of December 28, 2019. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income in the years in which the temporary differences are expected to reverse and credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made on an ongoing basis based upon the Company’s business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible.
The principal considerations for our determination that performing procedures relating to gross deferred tax assets and related valuation allowances is a critical audit matter are there was significant judgment by management when developing the estimates as to future operating results. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures as a result of the size and complexity of the legal entity structure, data utilized in the calculation of temporary differences and the realizability of net operating loss and credit carryforwards, and the assessment of the appropriateness of the application of tax law. Also, the evaluation of audit evidence available to support the assessment of whether or not a valuation allowance is required is complex and involved significant auditor effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to gross deferred tax assets and related valuation allowances. These procedures also included, among others (i) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis, (ii) evaluating assumptions related to tax planning strategies, the future operating results and related expected utilization for net operating loss and credit carryforwards, (iii) testing the underlying data and mathematical accuracy of temporary differences and the data utilized in the assessment of the realizability of net operating loss and credit carryforwards, and (iv) testing the appropriateness of the tax rates used when temporary differences reverse.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 12, 2020

We have served as the Company’s auditor since 1995.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected.
As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 28, 2019.
Management's Report on Internal Control Over Financial Reporting
The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting was effective as of December 28, 2019. The effectiveness of the Company's internal control over financial reporting as of December 28, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in its report which is included herein.
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
Item 9B.Other Information.
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance.
Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2020 Annual Meeting of Shareholders to be held on May 20, 2020 and is incorporated herein by reference.
The information as to the executive officers of the Registrant is included in Part I, Item 1 of this Report under the caption “Information About Our Executive Officers” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on May 20, 2020 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on May 20, 2020 sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors during 2019, as set forth by Item 407(c)(3) of Regulation S-K.
The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on May 20, 2020 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee, including the members of the Committee and the financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.
Item 11.Executive Compensation.
The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the 2020 Annual Meeting of Shareholders to be held on May 20, 2020, and the information in such Proxy Statement relating to executive officers' and directors' compensation is incorporated herein by reference.
The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the 2020 Annual Meeting of Shareholders to be held on May 20, 2020 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2020 Annual Meeting of Shareholders to be held on May 20, 2020, is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on May 20, 2020 is incorporated herein by reference.
Item 14.Principal Accounting Fees and Services.
The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the 2020 Annual Meeting of Shareholders to be held on May 20, 2020 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Part II, Item 8:
Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows - Years ended December 28, 2019, December 29, 2018 and December 30, 2017;
Consolidated Balance Sheets - December 28, 2019 and December 29, 2018;
Notes to the Consolidated Financial Statements; and
Report of Independent Registered Certified Public Accounting Firm.
(a) (2) List of Financial Statement Schedules
The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:
Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 28, 2019.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Registrant as amended November 1, 2018 (Attached as Exhibit 3.2 to Form 10-Q, filed with the Commission on November 2, 2018 and incorporated herein by reference).
4	Indenture dated June 2, 2011 (Attached as Exhibit 4.1 to Form 8-K, filed with the Commission on June 7, 2011 and incorporated herein by reference).
4.1**	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
*10.1	2006 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.12 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.2	Directors' Stock Plan as amended through January 26, 2009 (Attached as Exhibit 10.2 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.3	2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.4	2016 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on May 26, 2016 and incorporated herein by reference).
*10.5	Amendment No. 1 to 2016 Incentive Plan (Attached as Exhibit 10.1 to Form 10-Q, filed with the Commission on August 01, 2017 and incorporated herein by reference).
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

*10.9
2016 Incentive Plan Restricted Stock Unit Agreement, used with grants beginning November 2018 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 26, 2019 and incorporated herein by reference).

*10.10
2016 Incentive Plan Non-Qualified Stock Option Grant Agreement, used with grants through October 2018 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 28, 2017 and incorporated herein by reference).

*10.11
2016 Incentive Plan Non-Qualified Stock Option Grant Agreement, used with grants beginning November 2018 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 26, 2019 and incorporated herein by reference).

*10.12	Tupperware Brands Corporation 2019 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K filed May 23, 2019 and incorporated herein by reference).
*10.13	Form of Change of Control Employment Agreement (Attached as Exhibit 10.3 for Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.14	Form of Change of Control Employment Agreement, amended May 24, 2017 (Attached as Exhibit 10.1 to Form 10-K, filed with the Commission on February 27, 2018 and incorporated herein by reference).
*10.15
Supplemental Executive Retirement Plan, amended and restated effective February 2, 2010 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

*10.16
Amendment to Supplemental Executive Retirement Plan, dated February 21, 2018 (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on February 21, 2018 and incorporated herein by reference).

*10.17	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

Exhibit Number	Description
*10.18
Separation Agreement and Release of All Claims, dated November 11, 2019, by and between the Registrant and Patricia A. Stitzel (Attached as Exhibit 10.2 to Form 8-K, filed with the Commission on November 14, 2019 and incorporated herein by reference).

*10.19
Consulting Agreement, dated November 11, 2019, by and between the Registrant and Patricia A. Stitzel (Attached as Exhibit 10.3 to Form 8-K, filed with the Commission on November 14, 2019 and incorporated herein by reference).

*10.20
Interim CEO Agreement, dated November 12, 2019, by and between the Registrant and Christopher D. O’Leary (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on November 14, 2019 and incorporated herein by reference).

10.21
Securities and Asset Purchase Agreement between the Registrant and Sara Lee Corporation (now known as Hillshire Brands Co.) dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K/A, filed with the Commission on August 15, 2005 and incorporated herein by reference).

10.22
Amended and Restated Credit Agreement, dated September 11, 2013, by and between the Registrant, Tupperware International Holdings B.V., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.1 to Form 10-Q, filed with the Commission on August 5, 2014 and incorporated herein by reference).

10.23
Amendment 1 to Amended and Restated Credit Agreement, dated as of June 2, 2014, by and between by and between the Registrant, Tupperware International Holdings B.V., the financial institutions listed on the signature page thereof and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.2 to Form 10-Q, filed with the Commission on August 5, 2014 and incorporated herein by reference).

10.24
Amendment 2 to Amended and Restated Credit Agreement, dated as of June 9, 2015, by and between the Registrant, Tupperware International Holdings B.V., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on June 12, 2015 and incorporated herein by reference).

10.25
Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among the Registrant, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V. and Tupperware Brands Asia Pacific Pte. Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.1 to Form 8-K filed April 4, 2019 and incorporated herein by reference).

10.26
Amendment No. 1 dated as of August 28, 2019, among the Registrant, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V. and Tupperware Brands Asia Pacific Pte. Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.2 to Form 10-Q filed November 6, 2019 and incorporated herein by reference).

10.27
Amendment No. 2, dated as of February 28, 2020, to Credit Agreement, dated as of March 29, 2019, among Tupperware Brands Corporation, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V. and Tupperware Brands Asia Pacific Pte. Ltd, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Attached as Exhibit 10.1 to Form 8-K filed February 28, 2020 and incorporated herein by reference).

21**	Subsidiaries of Tupperware Brands Corporation as of March 12, 2020.
23**	Consent of Independent Registered Certified Public Accounting Firm.
24**	Powers of Attorney.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1***	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.
32.2***	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

Exhibit Number	Description
101**
The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K for the year ended December 28, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, tagged in detail, and (vii) Schedule II. Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

Item 16.	Form 10-K Summary.

None.

TUPPERWARE BRANDS CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 28, 2019
(In millions)

Col. A	Col. B	Col. C	Col. D		Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 28, 2019	$62.5	$28.6	$(12.4)	/F1	$78.6
			(0.1)	/F2
Year ended December 29, 2018	55.9	20.4	(10.1)	/F1	62.5
			(3.7)	/F2
Year ended December 30, 2017	44.9	16.8	(9.0)	/F1	55.9
			3.2	/F2
Valuation allowance for deferred tax assets:
Year ended December 28, 2019	$284.6	$62.3	$(31.3)	/F2	$315.6
Year ended December 29, 2018	235.5	51.8	(2.7)	/F2	284.6
Year ended December 30, 2017	24.8	209.8	0.9	/F2	235.5
____________________

F1	Represents write-offs, less recoveries.

F2	Foreign currency translation adjustment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION
(Registrant)

By:	/S/ CHRISTOPHER D. O'LEARY
Christopher D. O'Leary
Interim Chief Executive Officer
March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Christopher D. O'Leary	Interim Chief Executive Officer (Principal Executive Officer)
Christopher D. O'Leary

/s/ Cassandra Harris	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Cassandra Harris

/s/ Madeline Otero	Vice President and Controller (Principal Accounting Officer)
Madeline Otero

*	Non-Executive Chairman and Director
Susan M. Cameron

*	Director
Catherine A. Bertini

*	Director
Kriss Cloninger III

*	Director
Meg Crofton

*	Director
Aedhmar Hynes

*	Director
Angel R. Martinez

*	Director
Richard T. Riley

*	Director
Joyce M. Roché

*	Director
M. Anne Szostak

By:	/s/ KAREN M. SHEEHAN
Karen M. Sheehan
Attorney-in-fact
March 12, 2020