Form 10-Q
period 2020-03-28
TUPPERWARE BRANDS CORP
filed 2020-04-29
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended March 28, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of April 24, 2020, 49,013,959 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
(In millions, except per share amounts)	March 28, 2020	March 30, 2019
Net sales	$375.9	$487.3
Cost of products sold	129.7	161.2
Gross margin	246.2	326.1

Delivery, sales and administrative expense	242.9	262.7
Re-engineering charges	3.9	4.3
Loss on disposal of assets	(0.1)	(0.9)
Operating income (loss)	(0.7)	58.2

Interest income	0.5	0.6
Interest expense	10.2	10.2
Other income, net	(2.1)	(3.3)
Income (Loss) before income taxes	(8.3)	51.9

Provision (Benefit) for income taxes	(0.5)	15.0
Net income (loss)	$(7.8)	$36.9

Earnings (Loss) per share:
Basic	$(0.16)	$0.76
Diluted	(0.16)	0.76

Weighted-average shares outstanding:
Basic	48.9	48.7
Diluted	48.9	48.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
(In millions)	March 28, 2020	March 30, 2019
Net income (loss)	$(7.8)	$36.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	(93.6)	20.7
Deferred gain (loss) on cash flow hedges, net of tax benefit (provision) of $0 and $0.6, respectively	10.1	(1.8)
Pension and other post-retirement benefit, net of tax provision of $0.8 and $0.1, respectively	2.0	0.1
Other comprehensive income (loss)	(81.5)	19.0
Total comprehensive income (loss)	$(89.3)	$55.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 28, 2020	December 28, 2019
ASSETS
Cash and cash equivalents	$174.5	$123.2
Accounts receivable, less allowances of $61.3 and $63.6, respectively	97.5	110.7
Inventories	226.0	245.2
Non-trade amounts receivable, net	118.9	39.1
Prepaid expenses and other current assets	20.7	20.3
Total current assets	637.6	538.5
Deferred income tax benefits, net	169.2	186.1
Property, plant and equipment, net	241.6	267.5
Operating lease assets	80.4	84.1
Long-term receivables, less allowances of $10.3 and $13.9, respectively	13.1	15.0
Trademarks and tradenames, net	21.5	24.6
Goodwill	53.6	59.5
Other assets, net	78.2	87.1
Total assets	$1,295.2	$1,262.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$80.4	$125.4
Short-term borrowings and current portion of long-term debt and finance lease obligations	389.7	273.2
Accrued liabilities	359.8	290.3
Total current liabilities	829.9	688.9
Long-term debt and finance lease obligations	601.8	602.2
Operating lease liabilities	53.7	56.0
Other liabilities	173.8	192.3
Shareholders' deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	216.9	215.0
Retained earnings	1,054.7	1,067.3
Treasury stock, 14,597,007 and 14,678,742 shares, respectively, at cost	(916.4)	(921.6)
Accumulated other comprehensive loss	(719.8)	(638.3)
Total shareholders' deficit	(364.0)	(277.0)
Total liabilities and shareholders' deficit	$1,295.2	$1,262.4

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 28, 2019	63.6	$0.6	14.7	$(921.6)	$215.0	$1,067.3	$(638.3)	$(277.0)
Net loss						(7.8)		(7.8)
Other comprehensive loss							(81.5)	(81.5)
Stock and options issued for incentive plans			(0.1)	5.2	1.9	(4.8)		2.3
March 28, 2020	63.6	$0.6	14.6	$(916.4)	$216.9	$1,054.7	$(719.8)	$(364.0)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity (Deficit)
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 29, 2018	63.6	$0.6	15.0	$(939.8)	$219.3	$1,086.8	$(602.1)	$(235.2)
Net income						36.9		36.9
Cumulative effect of change in accounting principles						12.1	(5.0)	7.1
Other comprehensive income							19.0	19.0
Cash dividends declared ($0.27 per share)						(12.9)		(12.9)
Stock and options issued for incentive plans			(0.1)	5.0	(2.8)	(1.1)		1.1
March 30, 2019	63.6	$0.6	14.9	$(934.8)	$216.5	$1,121.8	$(588.1)	$(184.0)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(In millions)	March 28, 2020	March 30, 2019
Operating Activities:
Net income (loss)	$(7.8)	$36.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11.7	14.1
Unrealized foreign exchange loss	0.1	—
Equity compensation	2.2	1.9
Amortization of deferred debt costs	0.4	0.2
Net loss on disposal of assets, including insurance proceeds	—	0.8
Provision for bad debts	7.0	5.0
Write-down of inventories	2.9	2.7
Net change in deferred income taxes	(14.3)	(4.5)
Changes in assets and liabilities:
Accounts and notes receivable	(6.5)	(25.0)
Inventories	(10.5)	(11.5)
Non-trade amounts receivable	(3.2)	(11.5)
Prepaid expenses	(1.2)	(0.5)
Other assets	(1.2)	(0.1)
Accounts payable and accrued liabilities	(19.2)	(32.5)
Income taxes payable	(0.3)	(14.5)
Other liabilities	(4.9)	(2.5)
Net cash impact from hedging activity	(1.9)	0.8
Other	(0.3)	0.1
Net cash used in operating activities	(47.0)	(40.1)
Investing Activities:
Capital expenditures	(8.2)	(12.9)
Proceeds from disposal of property, plant and equipment	0.5	0.6
Net cash used in investing activities	(7.7)	(12.3)
Financing Activities:
Dividend payments to shareholders	—	(33.9)
Repurchase of common stock	—	(0.7)
Repayment of finance lease obligations	(0.3)	(0.3)
Net increase in short-term debt	121.0	84.1
Debt issuance costs	(1.7)	(1.3)
Net cash provided by financing activities	119.0	47.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.4)	3.1
Net change in cash, cash equivalents and restricted cash	51.9	(1.4)
Cash, cash equivalents and restricted cash at beginning of year	126.1	151.9
Cash, cash equivalents and restricted cash at end of period	$178.0	$150.5

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These consolidated financial statements are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary for a fair statement of the results for the interim periods.
Certain information and note disclosures normally included in the balance sheet, statements of income, comprehensive income, statements of shareholder’s equity and cash flows prepared in conformity with accounting principles generally accepted in the United States of America for complete financial statements have been condensed or omitted as permitted by such rules and regulations. As such, these consolidated financial statements and related notes should be read in conjunction with the audited 2019 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 2019. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.
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
Liquidity and Impact of COVID-19: The global spread of the novel coronavirus (COVID-19), which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time. During the first quarter of 2020, the impact of COVID-19 on the Company’s business was most pronounced in Europe and Asia Pacific where the Company experienced partial or country-wide lockdowns of operations in various markets, including China, France, Italy, and the Philippines. The first quarter impact of COVID-19 largely affected March revenues, financial results and liquidity, specifically in the second half of the month.  While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the second quarter of 2020 will have the most significant impact of the effects of COVID-19, and that subsequent periods will also be negatively impacted. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
A top priority for the Company as it navigates through the global COVID-19 pandemic is the safety of its employees and their families, sales force and consumers, and to mitigate the impact on its operations and financial results. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees, sales force and consumers. In order to ensure safety and protect the health of the employees, and to comply with applicable government directives, the Company has modified its business practices to allow its employees to work remotely from home wherever possible, incorporate virtual meetings and restrict all employee travel.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has taken, and plans to continue to take, certain measures, to enhance its liquidity position and provide additional financial flexibility, including in response to the impact of COVID-19, including reductions in discretionary spending, revisiting investment strategies, the potential sale of land, and reducing payroll costs, including through organizational redesign, employee furloughs and permanent reductions in employee headcount. As of March 28, 2020, the Company is in compliance with its financial covenants under its Credit Agreement. The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the measures noted above. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s compliance with its financial covenants which could have a material adverse effect on the Company. See Note 10 to the Consolidated Financial Statements for further discussion of the impact of an Event of Default.
Additionally, during the beginning of the second quarter of 2020, on March 30, 2020, the Company drew $225.0 million of revolving loans under its Credit Agreement, $175.0 million of which was drawn as a proactive measure given the uncertain environment resulting from the COVID-19 pandemic and to provide the Company with further financial flexibility. See Note 10 to the Consolidated Financial Statements for further discussion of our debt and borrowing capacity.

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expenses ("DS&A"). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A were $29.1 million and $32.8 million for the first quarters of 2020 and 2019, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for other activities, ancillary to the Company's business, but considered separate and distinct services from sales, which are measured by defined group/team sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $58.5 million and $78.6 million for the first quarters of 2020 and 2019, respectively.

Note 4:	Inventories

(In millions)	March 28, 2020	December 28, 2019
Finished goods	$178.4	$197.1
Work in process	22.3	22.4
Raw materials and supplies	25.3	25.7
Total inventories	$226.0	$245.2

Note 5:	Net Income (Loss) Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The elements of the earnings per share computations were as follows:

	13 weeks ended
(In millions, except per share amounts)	March 28, 2020	March 30, 2019
Net income (loss)	$(7.8)	$36.9
Weighted-average shares of common stock outstanding	48.9	48.7
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	—	0.1
Weighted-average common and common equivalent shares outstanding	48.9	48.8
Basic earnings per share	$(0.16)	$0.76
Diluted earnings per share	$(0.16)	$0.76
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	4.2	3.9

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 28, 2019	$(600.2)	$(2.4)	$(35.7)	$(638.3)
Other comprehensive income (loss) before reclassifications	(93.6)	10.5	1.7	(81.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	0.3	(0.1)
Net current-period other comprehensive income (loss)	(93.6)	10.1	2.0	(81.5)
Balance at March 28, 2020	$(693.8)	$7.7	$(33.7)	$(719.8)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 29, 2018	$(579.1)	$1.7	$(24.7)	$(602.1)
Cumulative effect of change in accounting principle	(3.8)	(1.2)	—	(5.0)
Other comprehensive income (loss) before reclassifications	20.7	(2.1)	0.2	18.8
Amounts reclassified from accumulated other comprehensive loss	—	0.3	(0.1)	0.2
Net current-period other comprehensive income (loss)	20.7	(1.8)	0.1	19.0
Balance at March 30, 2019	$(562.2)	$(1.3)	$(24.6)	$(588.1)

Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gain of $0.5 million and a loss of $0.5 million in the first quarters of 2020 and 2019, respectively. Associated with these items was a tax provision of $0.1 million and a benefit of $0.2 million, respectively. See Note 11 for further discussion of derivatives.
For the first quarters of 2020 and 2019, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.1 million and $0.3 million, and in 2020, an actuarial loss of $0.5 million. Associated with these items was a tax benefit of $0.1 million and a provision of $0.2 million in 2020 and 2019, respectively. See Note 13 to the Consolidated Financial Statements for further discussion of pension and other post-retirement benefit costs.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7:	Re-engineering Costs
The Company recorded $3.9 million and $4.3 million in re-engineering charges during the first quarters of 2020 and 2019, respectively. These re-engineering costs were mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the "Turnaround Plan") and the July 2017 revitalization program ("2017 program"). The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance.
In relation to the turnaround plan, the Company incurred $3.3 million and $1.2 million of charges in the first quarters of 2020 and 2019, respectively, primarily related to severance costs, outside consulting services, project team expenses, and distributor support.
The re-engineering charges related to the turnaround plan by segment during the first quarters of 2020 and 2019 were as follows:

	13 weeks ended
(In millions)	March 28, 2020	March 30, 2019
Europe	$—	$1.2
Asia Pacific	0.4	—
South America	0.2	—
Corporate	2.7	—
Total re-engineering charges	$3.3	$1.2

The balances included in accrued liabilities related to re-engineering charges for the turnaround plan as of March 28, 2020 and December 28, 2019 were as follows:

(In millions)	March 28, 2020	December 28, 2019
Beginning of the year balance	$12.9	$—
Provision	3.3	26.4
Adjustments and other charges	1.7	(1.7)
Cash expenditures:
Severance	(2.9)	(0.9)
Other	(1.0)	(10.9)
Currency translation adjustment	0.2	—
End of period balance	$14.2	$12.9

In relation to the 2017 program, the Company incurred $0.6 million and $3.1 million of charges in the first quarters of 2020 and 2019, respectively.
The re-engineering charges related to the 2017 program by segment during the first quarters of 2020 and 2019 were as follows:

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	13 weeks ended
(In millions)	March 28, 2020	March 30, 2019
Europe	$0.3	$1.3
Asia Pacific	—	0.9
North America	0.3	0.5
South America	—	0.4
Total re-engineering charges	$0.6	$3.1

The balances included in accrued liabilities related to re-engineering charges for the 2017 program as of March 28, 2020 and December 28, 2019 were as follows:

(In millions)	March 28, 2020	December 28, 2019
Beginning of the year balance	$3.1	$23.3
Provision	0.6	4.5
Adjustments and other charges	(0.9)	(0.3)
Cash expenditures:
Severance	(1.3)	(20.3)
Other	(0.4)	(3.6)
Currency translation adjustment	—	(0.5)
End of period balance	$1.1	$3.1

The accrual balance as of March 28, 2020, related primarily to payments to be made during 2020.

Note 8:	Leases
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
The components of lease expense in the first quarters of 2020 and 2019 were as follows:

	13 weeks ended
(In millions)	March 28, 2020	March 30, 2019
Operating lease cost (a) (c)	$11.8	$13.0
Finance lease cost
Amortization of right-of-use assets (a)	0.2	0.2
Interest on lease liabilities (b)	—	0.1
Total finance lease cost	$0.2	$0.3
____________________

(a)	Included in DS&A and cost of products sold.

(b)	Included in interest expense.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(c)	Includes immaterial amounts related to short-term rent expense and variable rent expense.

Supplemental cash flow information related to leases is as follows:

	13 weeks ended
(In millions)	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(11.7)	$(12.6)
Operating cash flows from finance leases	—	(0.1)
Financing cash flows from finance leases	(0.3)	(0.3)
Leased assets obtained in exchange for new operating lease liabilities	$7.5	$7.7

Supplemental balance sheet information related to leases is as follows:

(In millions, except lease term and discount rate)	March 28, 2020	December 28, 2019
Operating Leases
Operating lease right-of-use assets	$80.4	$84.1

Accrued liabilities	$27.8	$29.2
Operating lease liabilities	53.7	56.0
Total Operating lease liabilities	$81.5	$85.2

Finance Leases
Property, plant and equipment, at cost	$17.5	$17.9
Accumulated amortization	(10.3)	(10.3)
Property, plant and equipment, net	$7.2	$7.6

Current portion of finance lease obligations	$1.3	$1.3
Long-term finance lease obligations	2.0	2.3
Total Finance lease liabilities	$3.3	$3.6

Weighted Average Remaining Lease Term
Operating Leases	4.3 years	4.5 years
Finance Leases	2.4 years	2.8 years
Weighted Average Discount Rate (a)
Operating Leases	4.9%	5.2%
Finance Leases	5.1%	5.1%
_________________________
(a) Calculated using Company's incremental borrowing rate.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities as of March 28, 2020 and December 28, 2019 were as follows:

	March 28, 2020		December 28, 2019
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020	$24.5	$1.1	$32.8	$1.4
2021	24.0	1.4	22.6	1.4
2022	14.0	1.0	13.0	1.0
2023	8.6	—	7.5	—
2024	5.8	—	5.6	—
Thereafter	12.8	—	13.0	—
Total lease payments	$89.7	$3.5	$94.5	$3.8
Less imputed interest	8.2	0.2	9.3	0.2
Total	$81.5	$3.3	$85.2	$3.6
As of March 28, 2020, the Company had an immaterial amount of operating leases that had not yet commenced.

Note 9:	Segment Information
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
Worldwide sales of beauty and personal care products totaled $53.6 million and $66.1 million in the first quarters of 2020 and 2019, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	13 weeks ended
(In millions)	March 28, 2020	March 30, 2019
Net sales:
Europe	$105.7	$138.6
Asia Pacific	120.4	156.1
North America	101.3	119.6
South America	48.5	73.0
Total net sales	$375.9	$487.3
Segment profit:
Europe	$2.5	$17.7
Asia Pacific	17.3	30.0
North America	6.5	17.4
South America	3.0	8.9
Total segment profit	$29.3	$74.0

Unallocated expenses	(23.9)	(7.3)
Re-engineering charges (a)	(3.9)	(4.3)
Loss on disposal of assets	(0.1)	(0.9)
Interest expense, net	(9.7)	(9.6)
Income (Loss) before taxes	$(8.3)	$51.9

(In millions)	March 28, 2020	December 28, 2019
Identifiable assets:
Europe	$264.7	$269.7
Asia Pacific	276.7	300.3
North America	198.5	235.9
South America	105.9	125.2
Corporate	449.4	331.3
Total identifiable assets	$1,295.2	$1,262.4
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering charges.

Note 10:	Debt
Debt Obligations

(In millions)	March 28, 2020	December 28, 2019
Fixed rate senior notes due 2021	$599.8	$599.8
Revolving Credit Agreement (a)	388.1	272.0
Finance lease	3.3	3.6
Other	0.3	—
Total debt obligations	$991.5	$875.4

____________________

(a)	$245.1 million and $174.9 million denominated in Euro as of March 28, 2020 and December 28, 2019, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Agreement
On March 29, 2019, the Company and its wholly owned subsidiaries Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated its multicurrency Credit Agreement, amended by Amendment No. 1 dated August 28, 2019 (so as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the credit agreement dated September 11, 2013 and as amended (the “Old Credit Agreement”) and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed credit facility in an aggregate amount of $650.0 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50.0 million of the Facility Amount, and (iii) a swingline facility, available up to $100.0 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325.0 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million), subject to certain conditions. As of March 28, 2020, the Company had total borrowings of $388.1 million outstanding under its Credit Agreement, with $245.1 million of that amount denominated in Euro.
Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the London interbank offered rate ("LIBOR") or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in U.S. Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of March 28, 2020, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 150 basis points on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.
Similar to the Old Credit Agreement, the Credit Agreement contains customary covenants that, among other things, limit the ability of the Company's subsidiaries to incur indebtedness and limit the ability of the Company and its subsidiaries to create liens on and sell assets, engage in certain liquidations or dissolutions, engage in certain mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications.
On February 28, 2020, the Company amended the Credit Agreement (the “Amendment”) in order to modify certain provisions, including the financial covenant. Previously, the Company had to maintain at specified measurement periods a Consolidated Leverage Ratio that was not greater than or equal to 3.75 to 1.00. Following the Amendment, the Company is required to maintain at the last day of each quarterly measurement period a Consolidated Leverage Ratio not greater than or equal to the ratio as set forth below opposite the period that includes such day (or, if such day does not end on the last day of the calendar quarter, that includes the last day of the calendar quarter that is nearest to such day):

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Period	Consolidated Leverage Ratio
From the Amendment effective date to and including June 27, 2020	5.75 to 1.00
September 26, 2020	5.25 to 1.00
December 26, 2020	4.50 to 1.00
March 27, 2021	4.00 to 1.00
June 26, 2021 and thereafter	3.75 to 1.00

Under the Credit Agreement and consistent with the Old Credit Agreement, Dart Industries Inc. (the “Guarantor”) unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrowers relating to the Credit Agreement, supported by a security interest in certain "Tupperware" trademarks and service marks. The Amendment eliminated the requirement that a Non-Investment Grade Ratings Event, as defined in the Credit Agreement, must occur before the Company is required to cause the Additional Guarantee and Collateral Requirement, as defined in the Credit Agreement, to be satisfied. Pursuant to the Amendment, the Company is required to cause certain of its domestic subsidiaries to become guarantors and the Company and certain of its domestic subsidiaries are required to pledge additional collateral (the “Additional Guarantee and Collateral”).
For purposes of the Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. As of March 28, 2020, and currently, the Company was in compliance with the financial covenants in the Credit Agreement. The Credit Agreement was amended to prevent the Company from exceeding the Consolidated Leverage Ratio for the four fiscal quarters ending in March 2020. If the Company had exceeded the Consolidated Leverage Ratio, this could have constituted an Event of Default, potentially resulting in a cross default under cross-default provisions with respect to other of the Company's debt obligations, giving the lenders the ability to terminate the revolving commitments, accelerate outstanding amounts under the Credit Agreement, exercise certain remedies relating to the collateral securing the Credit Agreement and require the Company to post cash collateral for all outstanding letters of credit. In addition to the relief provided in the Amendment, the Company has reduced certain operating expenses beginning in 2020 and could use available cash, including repatriating cash held outside of the United States, to make debt repayments to lower its Consolidated Leverage Ratio.
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
At March 28, 2020, the Company had $318.4 million of unused lines of credit, including $260.6 million under the committed, secured Credit Agreement, and $57.8 million available under various uncommitted lines around the world.
Senior Notes
The Company has outstanding approximately $600.0 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2021. The Notes were issued under an indenture (the “Indenture”), by and among the Company, the “Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor has granted a security interest in those certain “Tupperware” trademarks and service marks as well. The Indenture includes, among others, covenants that limit the ability of the Company and its subsidiaries to (i) incur indebtedness secured by liens on certain real property, (ii) enter into certain sale and leaseback transactions, (iii) with respect to the Company only, consolidate or merge with another entity, or sell or transfer all or substantially all of its properties and assets and (iv) sell the capital stock of the Guarantor or sell or transfer all or substantially all of its assets or properties. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 28, 2019 for further details regarding the Senior Notes.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Whether the Company will be able to repay or refinance the Senior Notes will depend on economic, financial, competitive and other factors that may be beyond its control, including the COVID-19 pandemic, and on the Company’s financial performance at the time. The COVID-19 pandemic and measures implemented to slow the spread of COVID-19 may negatively impact the Company's ability to repay or refinance the Senior Notes. The extent to which the COVID-19 pandemic ultimately impacts the Company’s ability to repay or refinance the Senior Notes will depend on future developments, which are highly uncertain and cannot be predicted with certainty. Any refinancing of the Senior Notes may be at a higher interest rate and may require the Company to comply with additional covenants and obligations, which could further restrict the Company's business operations. If the Company is unable to repay or refinance the Senior Notes, the holders of the Seniors Notes may pursue certain remedies relating to the collateral securing the guaranty of the Senior Notes or pursue other remedies, in each case in accordance with the Indenture and the documents relating to such collateral, all of which could have a material adverse effect on the Company.

Note 11:	Derivative Instruments and Hedging Activities
The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company's local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as a fair value, cash flow or net investment hedge.
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, as of the beginning of 2019, the Company made the accounting policy election in accordance with ASU 2017-12 to exclude forward points and record their impact in the same income statement line item that is used to present the earnings effect of the hedged item for 2019, Other income, net. The forward points on fair value hedges resulted in pretax income of $5.0 million and $3.7 million in the first quarters of 2020 and 2019, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases. At initiation, the Company's cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The effective portion of the gain or loss on the open hedging instrument is recorded in other comprehensive income and is reclassified into earnings when settled through the same line item as the transaction being hedged. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company made an accounting policy change as of the beginning of 2019 to include forward points in the assessment of effectiveness for cash flow hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense incurred for open cash flow hedges as of December 30, 2018, the Company recorded an adjustment of $1.2 million, net of taxes, to accumulated comprehensive income and retained earnings to reflect this accounting policy change. There was an immaterial impact from forward points recorded in other comprehensive income for activity related to the first quarters of 2020 and 2019. The Company recognized $0.8 million and $1.0 million of manufacturing variances that will be capitalized and amortized over actual months of inventory turns related to the forward point impact from the settlement of cash flow hedges in the first quarters of 2020 and 2019, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company also uses financial instruments, such as forward contracts and certain Euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net investment hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net gain of $56.2 million and a net loss of $13.1 million associated with these hedges in the first quarters of 2020 and 2019, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company made an accounting policy change as of the beginning of 2019 to include forward points in the assessment of effectiveness for net investment hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. The impact of forward points is being recorded in other comprehensive income and will remain there indefinitely since that is where the gains and losses on hedges of net equity are recorded. Based on the interest expense associated with forward points incurred for open net investment hedges as of December 30, 2018, the Company recorded an adjustment of $3.8 million, net of taxes, to accumulated comprehensive income to reflect this accounting policy change. The impact related to forward points on hedges of net equity investment recorded as a component of other comprehensive income in the first quarters of 2020 and 2019 was a loss of $6.3 million and a gain of $4.3 million, respectively.
The net cash flow impact from hedging activity for the first quarters of 2020 and 2019 was an outflow of $1.9 million and an inflow of $0.8 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of March 28, 2020 and December 28, 2019, the notional amounts of outstanding forward contracts to purchase currencies were $90.8 million and $137.7 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $82.5 million and $143.5 million, respectively. As of March 28, 2020, the notional values of the largest positions outstanding were to purchase $69.8 million of U.S. dollars and $12.2 million of euros, and to sell $19.6 million of Swiss francs and $16.3 million of Mexican pesos.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of March 28, 2020 and December 28, 2019. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Mar 28, 2020	Dec 28, 2019	Balance sheet location	Mar 28, 2020	Dec 28, 2019
Foreign exchange contracts	Non-trade amounts receivable	$95.5	$16.0	Accrued liabilities	$86.5	$19.8
The following table summarizes the impact on the results of operations for the first quarters of 2020 and 2019 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of (loss) gain recognized in income on derivatives	Amount of (loss) gain recognized in income on derivatives		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedged items
		2020	2019		2020	2019
Foreign exchange contracts	Other expense	$(75.3)	$17.3	Other expense	$75.3	$(17.3)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the first quarters of 2020 and 2019:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain (loss) recognized in OCI on derivatives (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)
Cash flow hedging relationships	2020	2019		2020	2019
Foreign exchange contracts	$10.6	(2.8)	Cost of products sold	$0.5	$(0.5)
Net investment hedging relationships
Foreign exchange contracts	70.7	(17.7)
Euro denominated debt	1.8	0.8

Note 12:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, leased assets and liabilities and short-term borrowings approximated their fair values at March 28, 2020 and December 28, 2019. The Company estimates that, based on current market conditions, the value of its Senior Notes was $386.9 million at March 28, 2020, compared with the carrying value of $599.8 million. The lower fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 11 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the first quarters ended March 28, 2020 and March 30, 2019 were as follows:

	First Quarter
	Pension benefits		Post-retirement benefits
(In millions)	2020	2019	2020	2019
Service cost	$2.1	$1.9	$—	$—
Interest cost	1.1	1.5	0.1	0.1
Expected return on plan assets	(1.0)	(1.1)	—	—
Net amortization	0.7	—	(0.3)	(0.3)
Net periodic benefit cost	$2.9	$2.3	$(0.2)	$(0.2)

During the first quarters of 2020 and 2019, approximately $0.4 million of pretax loss and $0.3 million of pretax gain were reclassified from other comprehensive income to a component of net periodic benefit cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $0.6 million and $0.2 million related to the components of net periodic benefit cost, excluding service cost, in other expense in the first quarters of 2020 and 2019, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14:	Income Taxes
The effective tax rate for the first quarter of 2020 was 5.4 percent compared with 28.9 percent for 2019. The decrease in the rate was primarily attributable to the overall decline in profitability for the quarter ended March 28, 2020 as compared to the same period last year and lower cash tax costs driven by lower profits.
As of March 28, 2020 and December 28, 2019, the Company's accrual for uncertain tax positions was $13.5 million. The Company estimates that as of March 28, 2020, approximately $13.2 million of the unrecognized tax benefits, if recognized, will impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $0.7 million and $4.0 million as of the periods ended March 28, 2020 and December 28, 2019, respectively.
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
The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law by the President of the U.S. on March 27th, 2020.  This legislation is aimed at providing relief for individuals and businesses impacted by the Coronavirus outbreak. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (NOL) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, suspend the excess business loss rules, accelerate refunds of previously generated corporate Alternative Minimum Tax credits, loosen the business interest limitation under section 163(j) from 30 percent to 50 percent, allow for deferral of payroll taxes and establish an employer retention credit. While the enactment period impacts to the Company are expected to be minimal to none to income taxes, the Company continues to assess other aspects of the CARES Act, such as employee retention credits, payroll tax deferrals and the alternative minimum tax acceleration, for applicability.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the first quarters of 2020 and 2019, 1,127 and 23,088 shares, respectively, were retained to fund withholding taxes, with values totaling $0.01 million and $0.70 million, respectively, which were included as stock repurchases in the Consolidated Statements of Cash Flows.
Restricted cash is recorded in prepaid and other current assets or in the long-term other assets balance sheet line items.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16:	Stock Based Compensation
Stock option activity for 2020 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 28, 2019	3,340,739	$56.28
Granted	1,000,000	2.61
Expired / Forfeited	(62,824)	50.01
Outstanding at March 28, 2020	4,277,915	$43.83	$—
Exercisable at March 28, 2020	2,875,945	$57.82	$—

The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2020 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 28, 2019	528,289	$28.82
Time-vested shares granted	1,461,510	5.90
Market-vested shares granted	900,053	1.82
Performance shares granted	265,046	5.90
Vested	(3,801)	52.62
Forfeited	(59,210)	46.70
March 28, 2020	3,091,887	$7.79

Compensation expense related to the Company's stock-based compensation for the first quarter ended March 28, 2020 and March 30, 2019 were as follows:

	First Quarter
(In millions)	2020	2019
Stock options	$0.3	$0.6
Time, performance and market vested share awards	1.9	1.3

As of March 28, 2020, total unrecognized stock-based compensation expense related to all stock-based awards was $19.6 million, which is expected to be recognized over a weighted average period of 2.3 years.

Note 17:	Allowance for Long-Term Receivables
As of March 28, 2020, $9.7 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of March 28, 2020 was as follows:

(In millions)
Balance at December 28, 2019	$13.9
Write-offs	(3.0)
Provision and reclassifications	0.4
Currency translation adjustment	(1.0)
Balance at March 28, 2020	$10.3

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18:	Guarantor Information
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
Condensed consolidated financial information as of March 28, 2020 and December 28, 2019, and for the quarter ended March 28, 2020 and March 30, 2019, for Tupperware Brands Corporation (the "Parent"), Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Income

	13 weeks ended March 28, 2020
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$376.7	$(0.8)	$375.9
Other revenue	—	19.6	6.2	(25.8)	—
Cost of products sold	—	6.2	150.0	(26.5)	129.7
Gross margin	—	13.4	232.9	(0.1)	246.2
Delivery, sales and administrative expense	1.8	32.4	208.8	(0.1)	242.9
Re-engineering charges	—	2.5	1.4	—	3.9
Loss on disposal of assets	—	—	(0.1)	—	(0.1)
Operating income (loss)	(1.8)	(21.5)	22.6	—	(0.7)
Interest income	4.7	0.5	7.0	(11.7)	0.5
Interest expense	9.5	10.0	2.4	(11.7)	10.2
(Loss) Income from equity investments in subsidiaries	(0.7)	0.8	—	(0.1)	—
Other expense (income)	—	(29.6)	27.5	—	(2.1)
Income (Loss) before income taxes	(7.3)	(0.6)	(0.3)	(0.1)	(8.3)
Provision (benefit) for income taxes	0.5	0.1	(1.1)	—	(0.5)
Net income (loss)	$(7.8)	$(0.7)	$0.8	$(0.1)	$(7.8)
Comprehensive loss	$(89.3)	$(82.9)	$(123.8)	$206.7	$(89.3)

Consolidating Statement of Income

	13 weeks ended March 30, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$488.3	$(1.0)	$487.3
Other revenue	—	19.9	9.5	(29.4)	—
Cost of products sold	—	9.6	182.0	(30.4)	161.2
Gross margin	—	10.3	315.8	—	326.1
Delivery, sales and administrative expense	1.5	18.9	242.3	—	262.7
Re-engineering charges	—	0.6	3.7	—	4.3
Loss on disposal of assets	—	—	(0.9)	—	(0.9)
Operating income (loss)	(1.5)	(9.2)	68.9	—	58.2
Interest income	5.5	0.7	10.1	(15.7)	0.6
Interest expense	9.5	13.2	3.2	(15.7)	10.2
Income from equity investments in subsidiaries	40.8	60.3	—	(101.1)	—
Other expense (income)	(0.5)	3.0	(5.8)	—	(3.3)
Income before income taxes	35.8	35.6	81.6	(101.1)	51.9
Provision (Benefit) for income taxes	(1.1)	(3.4)	19.5	—	15.0
Net income	$36.9	$39.0	$62.1	$(101.1)	$36.9
Comprehensive income	$55.9	$57.6	$93.0	$(150.6)	$55.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet

	March 28, 2020
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$3.9	$170.6	$—	$174.5
Accounts receivable, net	—	—	97.5	—	97.5
Inventories	—	—	226.0	—	226.0
Non-trade amounts receivable, net	—	214.7	118.0	(213.8)	118.9
Intercompany receivables	325.9	1,495.2	207.0	(2,028.1)	—
Prepaid expenses and other current assets	0.8	17.0	41.4	(38.5)	20.7
Total current assets	326.7	1,730.8	860.5	(2,280.4)	637.6
Deferred income tax benefits, net	41.7	42.2	89.0	(3.7)	169.2
Property, plant and equipment, net	—	84.8	156.8	—	241.6
Operating lease assets	—	4.5	75.9	—	80.4
Long-term receivables, net	—	0.1	13.0	—	13.1
Trademarks and tradenames, net	—	—	21.5	—	21.5
Goodwill	—	2.9	50.7	—	53.6
Investments in subsidiaries	1,221.8	1,083.8	—	(2,305.6)	—
Intercompany loan receivables	512.3	82.6	963.4	(1,558.3)	—
Other assets, net	3.3	10.5	142.0	(77.6)	78.2
Total assets	$2,105.8	$3,042.2	$2,372.8	$(6,225.6)	$1,295.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$3.5	$76.9	$—	$80.4
Short-term borrowings and current portion of long-term debt and finance lease obligations	230.8	—	158.9	—	389.7
Intercompany payables	1,391.6	403.3	233.2	(2,028.1)	—
Accrued liabilities	246.4	101.4	264.3	(252.3)	359.8
Total current liabilities	1,868.8	508.2	733.3	(2,280.4)	829.9
Long-term debt and finance lease obligations	599.8	—	2.0	—	601.8
Intercompany notes payable	—	1,282.5	275.8	(1,558.3)	—
Operating lease liabilities	—	3.8	49.9	—	53.7
Other liabilities	1.2	106.1	147.8	(81.3)	173.8
Shareholders' (deficit) equity	(364.0)	1,141.6	1,164.0	(2,305.6)	(364.0)
Total liabilities and shareholders' equity	$2,105.8	$3,042.2	$2,372.8	$(6,225.6)	$1,295.2

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet

	December 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$122.9	$—	$123.2
Accounts receivable, net	—	—	110.7	—	110.7
Inventories	—	—	245.2	—	245.2
Non-trade amounts receivable, net	—	166.2	84.9	(212.0)	39.1
Intercompany receivables	325.9	1,546.3	209.9	(2,082.1)	—
Prepaid expenses and other current assets	1.2	16.0	41.1	(38.0)	20.3
Total current assets	327.1	1,728.8	814.7	(2,332.1)	538.5
Deferred income tax benefits, net	41.7	42.2	105.6	(3.4)	186.1
Property, plant and equipment, net	—	85.7	181.8	—	267.5
Operating lease assets	—	4.7	79.4	—	84.1
Long-term receivables, net	—	0.1	14.9	—	15.0
Trademarks and tradenames, net	—	—	24.6	—	24.6
Goodwill	—	2.9	56.6	—	59.5
Investments in subsidiaries	1,305.2	1,208.8	—	(2,514.0)	—
Intercompany loan receivables	514.8	95.7	1,046.1	(1,656.6)	—
Other assets, net	1.9	12.7	150.0	(77.5)	87.1
Total assets	$2,190.7	$3,181.6	$2,473.7	$(6,583.6)	$1,262.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$8.3	$117.1	$—	$125.4
Short-term borrowings and current portion of long-term debt and finance lease obligations	186.8	—	86.4	—	273.2
Intercompany payables	1,440.8	406.2	235.1	(2,082.1)	—
Accrued liabilities	239.1	65.6	235.6	(250.0)	290.3
Total current liabilities	1,866.7	480.1	674.2	(2,332.1)	688.9
Long-term debt and finance lease obligations	599.8	—	2.4	—	602.2
Intercompany notes payable	—	1,362.2	294.4	(1,656.6)	—
Operating lease liabilities	—	4.0	52.0	—	56.0
Other liabilities	1.2	110.7	161.3	(80.9)	192.3
Shareholders' (deficit) equity	(277.0)	1,224.6	1,289.4	(2,514.0)	(277.0)
Total liabilities and shareholders' equity	$2,190.7	$3,181.6	$2,473.7	$(6,583.6)	$1,262.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 weeks ended March 28, 2020
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$2.9	$16.1	$(98.8)	$32.8	$(47.0)
Investing Activities:
Capital expenditures	—	(5.2)	(3.0)	—	(8.2)
Proceeds from disposal of property, plant and equipment	—	—	0.5	—	0.5
Net intercompany loans	2.5	67.0	83.9	(153.4)	—
Net cash provided by (used in) investing activities	2.5	61.8	81.4	(153.4)	(7.7)
Financing Activities:
Dividend payments to parent	—	—	(1.9)	1.9	—
Repayment of finance lease obligations	—	—	(0.3)	—	(0.3)
Net change in short-term debt	45.9	—	75.1	—	121.0
Debt issuance costs	(1.7)	—	—	—	(1.7)
Net intercompany borrowings	(49.6)	(74.3)	5.2	118.7	—
Net cash (used in) provided by financing activities	(5.4)	(74.3)	78.1	120.6	119.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(12.4)	—	(12.4)
Net change in cash, cash equivalents and restricted cash	—	3.6	48.3	—	51.9
Cash, cash equivalents and restricted cash at beginning of year	—	0.3	125.8	—	126.1
Cash, cash equivalents and restricted cash at end of period	$—	$3.9	$174.1	$—	$178.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 weeks ended March 30, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$3.8	$(115.4)	$74.4	$(2.9)	$(40.1)
Investing Activities:
Capital expenditures	—	(7.5)	(5.4)	—	(12.9)
Proceeds from disposal of property, plant and equipment	—	—	0.6	—	0.6
Net intercompany loans	22.2	53.6	(64.3)	(11.5)	—
Net cash provided by (used in) investing activities	22.2	46.1	(69.1)	(11.5)	(12.3)
Financing Activities:
Dividend payments to shareholders	(33.9)	—	—	—	(33.9)
Dividend payments to parent	—	—	(2.7)	2.7	—
Repurchase of common stock	(0.7)	—	—	—	(0.7)
Repayment of finance lease obligations	—	—	(0.3)	—	(0.3)
Net change in short-term debt	64.6	—	19.5	—	84.1
Debt issuance costs	(1.3)	—	—	—	(1.3)
Net intercompany borrowings	(54.7)	69.3	(26.3)	11.7	—
Net cash (used in) provided by financing activities	(26.0)	69.3	(9.8)	14.4	47.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	3.1	—	3.1
Net change in cash, cash equivalents and restricted cash	—	—	(1.4)	—	(1.4)
Cash, cash equivalents and restricted cash at beginning of year	—	0.3	151.6	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$0.3	$150.2	$—	$150.5

Note 19:	New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, an amendment to existing guidance on the accounting for implementation, setup, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor that is a service contract. Under the amendment, the requirement for capitalizing implementation costs incurred in a hosting environment that is a service contract is aligned with the requirements for capitalizing implementation costs incurred for an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance at the beginning of the first quarter of 2020 and the adoption did not have a material impact on its Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, an amendment to existing guidance on disclosure requirements on fair value measurement as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to the financial statements. Under this amendment, certain disclosure requirements for fair value measurement were eliminated, modified and added. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance at the beginning of the first quarter of 2020 and the adoption did not have any impact on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, an amendment to existing guidance for the measurement of credit losses on financial instruments and subsequent updates to that amendment. This guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when recording credit loss estimates. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. The Company adopted this guidance at the beginning of the first quarter of 2020 and the adoption did not have a material impact on its Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, an optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The amendments should be applied on a prospective basis. The Company is currently evaluating the impact of the potential adoption of this amendment on its Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements, including accounting policies and processes.
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans”, an amendment to existing guidance on disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Under the amendment, the entity is required to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures that no longer are considered cost beneficial. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company has evaluated the impact of adoption of this amendment and does not expect any impact on its Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 weeks ended March 28, 2020, compared with the 13 weeks ended March 30, 2019, and changes in financial condition during the 13 weeks ended March 28, 2020.
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
In 2020, the Company continued to sell directly and/or through its sales force as well as to end consumers via the Internet and through business-to-business transactions, in which it sells products to a partner company.
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
The global spread of the novel coronavirus (COVID-19), which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time. During the first quarter of 2020, the impact of COVID-19 on the Company’s business was most pronounced in Europe and Asia Pacific where the Company experienced partial or country-wide lockdowns of operations in various markets, including China, France, Italy, and the Philippines. The first quarter impact of COVID-19 largely affected March revenues, financial results and liquidity, specifically in the second half of the month.  While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the second quarter of 2020 will have the most significant impact of the effects of COVID-19, and that subsequent periods will also be negatively impacted. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding  the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
A top priority for the Company as it navigates through the global COVID-19 pandemic is the safety of its employees and their families, sales force and consumers, and to mitigate the impact on its operations and financial results. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees, sales force and consumers.

Results of Operations

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Mar 28, 2020	Mar 30, 2019
Net sales	$375.9	$487.3	(22.9)%		(17.4)%	$(32.2)
Gross margin as percent of sales	65.5%	66.9%	(1.4)	pp	n/a	n/a
DS&A as percent of sales	64.6%	53.9%	10.7	pp	n/a	n/a
Operating income (loss)	$(0.7)	$58.2	n/a		n/a	$(6.4)
Net income (loss)	$(7.8)	$36.9	n/a		n/a	$(4.7)
Net income (loss) per diluted share	$(0.16)	$0.76	n/a		n/a	$(0.10)
_________________________

n/a	not applicable
pp	percentage points
Net Sales
Reported sales decreased 22.9 percent in the first quarter of 2020 compared with the first quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales decreased 17.4 percent. The average impact of higher prices was about 3 percent.
The net decrease in local currency sales was mainly driven by decreases in:

•	Brazil, from lower sales force activity and recruiting mainly due to increased competition and lower consumer spending

•
China, from less outlet openings, a shift in product mix, and lower consumer spending. China had the earliest impact of COVID-19 beginning in January and extending throughout the quarter. China was able to partially mitigate the impact of this health crisis by leveraging e-commerce and social media capabilities and launching support programs to outlet owners.

•	France and Switzerland, mainly from lower business-to-business sales compared with 2019 and France, from government mandated lock down due to COVID-19

•	Indonesia, from a less active sales force

•	Tupperware Mexico, from a less active and less productive sales force

•	the United States and Canada, from a smaller, less active and less productive sales force
The estimated impact to net sales in the first quarter of 2020 as a result of COVID-19 is estimated at 5pp of the decline versus the first quarter of 2019. The Company continues to monitor the effects of COVID-19 on its reported sales and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic. The Company continues to provide digital tools and training to its sales force, where available, to enable them to connect with end consumers through social media and sell through the Internet.
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
Gross Margin
Gross margin as a percentage of sales was 65.5 percent and 66.9 percent in the first quarters of 2020 and 2019, respectively. The factors leading to the 1.4pp decrease primarily reflected increased negative manufacturing variances, mainly volume, related to Brazil, Mexico and United States and Canada, partially offset by lower resin costs.

As discussed in Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Operating Expenses
DS&A as a percentage of sales was 64.6 percent in the first quarter of 2020, compared with 53.9 percent in 2019. The 10.7 pp increase in comparison primarily reflected:

•
increased administration and other expenses mainly due to fees for professional services firms supporting business turnaround efforts, leadership transition costs, net reduction of long-term management incentive costs last year versus expense in 2020 and lower absorption of fixed costs (7.4 pp)

•
increased selling expenses mainly from higher bad debt expense, primarily in France, higher commissions in Indonesia reflecting the new compensation program and outlet support expenses in response to COVID-19 in China (3.6 pp)

•	increased distribution expenses mainly from lower fixed costs absorption predominantly impacting Brazil, Europe and the United States and Canada (1.6 pp)

•	Partially offset by decreased promotional expenses mainly in Indonesia reflecting the new compensation program, France, Germany and Mexico (1.9 pp)
The Company segregates corporate operating expenses into allocated and unallocated components based upon the estimated time spent managing segment operations. The allocated costs are then apportioned on a local currency basis to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses in the first quarter of 2020 increased $16.6 million compared with 2019, reflecting:

•	non-recurring fees for professional services firms supporting business turnaround efforts and leadership transition costs ( about $13.0 million)

•	management incentives from a net reduction of long-term incentives last year versus expense this year
Specific segment impacts are discussed in the segment results section in this Part I, Item 2.
Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this Report, for a discussion of re-engineering activities and accruals.
The multi-year decline in revenue led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency and otherwise turnaround its business. These actions often result in re-engineering costs related to headcount reductions and to facility downsizing and closure, other costs that may be necessary in light of the revised operating landscape including structural changes impacting how its sales force operates, as well as related asset write downs. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts.
The Company recorded $3.9 million and $4.3 million in re-engineering charges during the first quarters of 2020 and 2019, respectively. These re-engineering costs were mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the "Turnaround Plan") and the July 2017 revitalization program ("2017 program").
The turnaround plan was launched with the focus to drive innovation, sales force engagement and consumer experiences through a contemporized and streamlined service model. Since the inception of the turnaround plan, a reassessment of costs and priorities has occurred with a shift from a segment to a global focus with increased emphasis on procurement, sourcing and organizational realignment. This plan is expected to run through 2021 and incur approximately $50.0 million in pretax cost, with 100 percent paid in cash. The Company incurred $3.3 million and $1.2 million in the first quarters of 2020 and 2019, respectively, primarily related to severance costs, outside consulting services, project team expenses, and distributor support. Once fully executed, the plan is expected to enable annual local currency sales growth and to generate about $100.0 million in annualized savings.

In relation to the 2017 program, the Company incurred $0.6 million and $3.1 million of charges in the first quarters of 2020 and 2019, respectively. Under this program, the Company has incurred $84.7 million of pretax costs starting in the second quarter of 2017 through first quarter of 2020 and expects to incur an additional $2.0 million of pretax re-engineering costs in the remaining of 2020. The annualized benefit of these actions has been approximately $36.0 million. After reinvestment of a portion of the benefits, improved profitability is reflected most significantly through lower cost of products sold, but also through lower DS&A; however, overall profitability has not risen in light of lower sales and higher costs.
Net Interest Expense
Net interest expense was $9.7 million in the first quarter of 2020, an increase of $0.1 million compared to the first quarter of 2019. The increase in interest expense related to the impact of higher interest on borrowings.
Income Taxes
The effective tax rate for the first quarter of 2020 was 5.4 percent compared with 28.9 percent for 2019. The decrease in the rate was primarily attributable to the overall decline in profitability for the quarter ended March 28, 2020 as compared to the same period last year and lower cash tax costs driven by lower profits.
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
Net Income
Net income decreased $44.7 million in the first quarter of 2020 compared with 2019, which included a $4.7 million negative impact on the comparison from changes in foreign currency exchange rates.
The net decrease primarily reflected:

•	decreased segment profit in Asia Pacific, primarily in China

•	decreased segment profit for North America, primarily at Fuller Mexico and in the United States and Canada

•	decreased segment profit in Europe, primarily from lower business-to-business sales

•
increased unallocated expenses related to fees for professional services firms supporting business turnaround efforts, leadership transition costs and a net reduction of long-term management incentive costs last year versus expense in 2020

•	decreased segment profit, estimated at 25% of the total decline versus the first quarter of 2019, from the impact of COVID-19.
These decreases were partially offset by lower income taxes.
A more detailed discussion of the results by reporting segment is included in the segment results section below in this Part I, Item 2.
International operations generated 92.2 percent of sales in the first quarter of 2020, and 92.7 percent of sales in the first quarter 2019. These units generated 104.6 percent of net segment profit in the first quarter of 2020, and 97.7 percent of net segment profit in the first quarter of 2019.
The sale of beauty products generated 14.3 percent of sales in the first quarter of 2020, and 13.6 percent in the first quarter of 2019.

Segment Results
The Company did see an impact to sales and profit results by reporting segment in the first quarter of 2020 as a result of COVID-19. Also, the Company expects that its results of operations in the second quarter of 2020 will reflect the most severe impact of the effects of COVID-19, and subsequent periods may also be negatively impacted. The Company continues to monitor the effects of COVID-19 on its reported sales and profit and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic.
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 28, 2020	Mar 30, 2019					2020	2019
Net sales	$105.7	$138.6	(23.7)%		(19.4)%	$(7.4)	28	28
Segment profit	2.5	17.7	(85.9)		(85.0)	(1.0)	9	24
Segment profit as percent of sales	2.4%	12.8%	(10.4)	pp	n/a	n/a	n/a	n/a

_________________________

n/a	not applicable
pp	percentage points
Reported sales decreased 23.7 percent compared with the first quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales decreased 19.4 percent compared with the first quarter of 2019. On average, the impact of higher prices was about 2 percent in the first quarter compared with 2019.
The net decrease in local currency sales was mainly driven by:

•	France and Switzerland, mainly from lower business-to-business sales compared with 2019 and France, from government mandated lock down due to COVID-19

•
Italy, mainly from a less active and less productive sales force negatively impacted by social gathering restrictions starting at the end of February and a country-wide lockdown by mid-March as a result of COVID-19

•	partial or country-wide lockdowns in March due to COVID-19
Segment profit decreased $15.2 million in the first quarter of 2020 versus 2019. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased $14.2 million compared to the first quarter of 2019, primarily driven by:

•	decreased business-to-business sales mainly in France and Switzerland with higher than average profitability

•	increased distribution mainly from lower fixed costs absorption and selling expenses from higher bad debt expense

•	impact from COVID-19
The Euro and South African rand were the main currencies that impacted the first quarter sales comparisons while the South African rand had a meaningful impact on profit comparisons.

Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 28, 2020	Mar 30, 2019					2020	2019
Net sales	$120.4	$156.1	(22.9)%		(20.1)%	$(5.4)	32	32
Segment profit	17.3	30.0	(42.3)		(40.1)	(1.1)	59	41
Segment profit as percent of sales	14.4%	19.2%	(4.8)	pp	n/a	n/a	n/a	n/a

______________________

n/a	not applicable
pp	percentage points
Reported sales decreased 22.9 percent compared with the first quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales decreased 20.1 percent. On average, the impact of higher prices was about 4 percent in the first quarter compared with 2019, primarily related to less promotional pricing.
The main drivers for the decrease in local currency sales were:

•
China, from a reduction in outlet openings, lower productivity from a shift in mix to mid-priced products from premium priced products due to lower consumer spending trends and outlet activities disruption from COVID-19. China was able to partially mitigate the impact of this health crisis by leveraging e-commerce and social media capabilities and launching support programs to outlet owners.

•	Indonesia and the Philippines, mainly from a less active sales force and the Philippines, from mandated lock down due to COVID-19

•	Malaysia & Singapore, due to a less active sales force in addition to lower consumer spending

•	Partial or country-wide lockdowns due to COVID-19 negatively impacted all business units in this segment.
Segment profit decreased 42.3 percent compared with the first quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased 40.1 percent, primarily reflecting:

•
the impact from lower sales volume and shift in product mix in China, in addition to lower margins from an increase in selling expenses driven by higher headcount and fees for professional services firms supporting business turnaround efforts and an increase in outlet support expenses related to COVID-19

•	lower sales volumes in Indonesia and the Philippines

•	impact from COVID-19
The Chinese renminbi had the most meaningful impact on the first quarter sales and profit comparisons.
North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 28, 2020	Mar 30, 2019					2020	2019
Net sales	$101.3	$119.6	(15.4)%		(10.5)%	$(6.5)	27	25
Segment profit	6.5	17.4	(62.6)		(57.8)	(2.0)	22	23
Segment profit as percent of sales	6.4%	14.5%	(8.1)	pp	n/a	n/a	n/a	n/a

_________________________

n/a	not applicable
pp	percentage points

Reported sales in the first quarter of 2020 decreased 15.4 percent compared with the first quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales decreased 10.5 percent. The average impact of higher prices was about 1 percent.
The net decrease in local currency sales was mainly driven by:

•	Tupperware Mexico, due to a less active and less productive sales force mainly from lower recruiting, negatively impacted by COVID-19 starting in mid-March

•
the United States and Canada, reflecting a smaller sales force from lower recruiting mainly due to fewer sales force members at or above manager level, resulting in a reduction in activity and productivity

This segment, along with South America, were the last to start being affected by COVID-19 in the first quarter, with a greater impact expected in the second quarter.
Reported and local currency segment profit decreased 62.6 percent and 57.8 percent in the first quarter of 2020, respectively, related to:

•	Fuller Mexico, due to lower gross margin driven by product mix

•	the United States and Canada, from lower sales volume and lower gross margin driven by product mix

•	impact from COVID-19
The Mexican peso had the most meaningful impact on the first quarter sales and profit comparisons.
South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 28, 2020	Mar 30, 2019					2020	2019
Net sales	$48.5	$73.0	(33.5)%		(19.2)%	$(12.9)	13	15
Segment profit	3.0	8.9	(66.3)		(58.9)	(1.6)	10	12
Segment profit as percent of sales	6.2%	12.2%	(6.0)	pp	n/a	n/a	n/a	n/a

_________________________

n/a	not applicable
pp	percentage points
Reported sales for the segment decreased 33.5 percent in the first quarter of 2020. Excluding the impact of changes in foreign currency exchange rates, sales decreased 19.2 percent, reflecting lower sales force activity and recruiting in Brazil due to increased competition, the need for digitization to attract and retain the sales force, and unfavorable macroeconomic trends, including lower consumer spending. The average impact of higher prices was about 3 percent. This segment had the least impact from COVID-19 in the first quarter of 2020, with a greater impact expected in the second quarter.
Reported segment profit decreased $5.9 million or 66.3 percent in the first quarter of 2020. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased 58.9 percent, primarily reflecting the impact from lower sales volume and lower gross margin driven by unfavorable product mix and higher product costs in Brazil.
The Argentine peso and the Brazilian real were the main currencies that impacted the first quarter sales comparisons while the Brazilian real had a meaningful impact on profit comparisons.
Financial Condition
Liquidity and Capital Resources: The Company's net working capital position decreased by $41.9 million compared with the end of 2019. Excluding the impact of changes in foreign currency exchange rates, net working capital decreased $26.4 million, primarily reflecting:

•	a $57.5 million increase in short-term borrowings, net of cash and cash equivalents

•	a $1.4 million decrease in accounts receivable driven by lower sales at quarter-end, including from the impact of COVID-19
These were partially offset by favorable impacts from:

•
a $7.9 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, lower purchases and overall reduction in discretionary spending, partially offset by higher accruals for professional services in support of business turnaround efforts

•	a $12.1 million increase in receivables related to the net amounts on the balance sheet for hedging activities

•	a $7.7 million increase in inventory mainly related to lower than expected sales trends, including from the impact of COVID-19, and timing of sales and shipments

•	a $4.8 million increase in non-trade receivables and prepaid expenses driven by timing of payments

On March 20, 2020 Moody’s downgraded the Company’s credit rating from Ba3 to B3. On April 6, 2020, S&P downgraded the Company’s credit rating from B to CCC+. Although each downgrade exceeded the threshold for additional guarantee and collateral requirements to be triggered under the Credit Agreement, at the time of the downgrade the Company had already amended the Credit Agreement (the “Amendment”) on February 28, 2020. Among other things, the Amendment eliminated the requirement that a Non-Investment Grade Ratings Event, as defined in the Credit Agreement, must occur before the Company is required to cause the Additional Guarantee and Collateral Requirement, as defined in the Credit Agreement, to be satisfied. As a result, the Company is required to cause certain of its domestic subsidiaries to become guarantors and the Company and certain of its domestic subsidiaries are required to pledge additional collateral. The Amendment also modified the financial covenant. Previously, the Company had to maintain at specified measurement periods a Consolidated Leverage Ratio that was not greater than or equal to 3.75 to 1.00. The Credit Agreement was amended to prevent the Company from exceeding the Consolidated Leverage Ratio for the four fiscal quarters ending in March 2020. If the Company had exceeded the Consolidated Leverage Ratio, this could have constituted an Event of Default, potentially resulting in a cross default under cross-default provisions with respect to other of the Company's debt obligations, giving the lenders the ability to terminate the revolving commitments, accelerate outstanding amounts under the Credit Agreement, exercise certain remedies relating to the collateral securing the Credit Agreement, and require the Company to post cash collateral for all outstanding letters of credit. In addition to the relief provided in the Amendment, the Company has reduced certain operating expenses beginning in 2020 and could use available cash, including repatriating cash held outside of the United States, to make debt repayments to lower its Consolidated Leverage Ratio. Following the Amendment, the Company is required to maintain at the last day of each quarterly measurement period a Consolidated Leverage Ratio not greater than or equal to the ratio as set forth below opposite the period that includes such day (or, if such day does not end on the last day of the calendar quarter, that includes the last day of the calendar quarter that is nearest to such day):

Period	Consolidated Leverage Ratio
From the Amendment effective date to and including June 27, 2020	5.75 to 1.00
September 26, 2020	5.25 to 1.00
December 26, 2020	4.50 to 1.00
March 27, 2021	4.00 to 1.00
June 26, 2021 and thereafter	3.75 to 1.00

See the Company’s Form 8-K with a filing date of March 2, 2020 for more information.
As of March 28, 2020, the Company had total borrowings of $388.1 million outstanding under the Credit Agreement, with $245.1 million of that amount denominated in Euro. As of March 28, 2020, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 150 basis points on LIBOR-based borrowings under the Credit Agreement. As of March 28, 2020, and currently, the Company was in compliance with the financial covenants in the Credit Agreement.

At March 28, 2020, the Company had $318.4 million of unused lines of credit, including $260.6 million under the committed, secured Credit Agreement, and $57.8 million available under various uncommitted lines around the world. With the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million) subject to certain conditions.
The Company has outstanding approximately $600.0 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2021. The Notes were issued under an indenture (the “Indenture”), by and among the Company, its 100 percent subsidiary, the Guarantor, and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor has granted a security interest in those certain “Tupperware” trademarks and service marks as well. The Indenture includes, among others, covenants that limit the ability of the Company and its subsidiaries to (i) incur indebtedness secured by liens on certain real property, (ii) enter into certain sale and leaseback transactions, (iii) with respect to the Company only, consolidate or merge with another entity, or sell or transfer all or substantially all of its properties and assets and (iv) sell the capital stock of the Guarantor or sell or transfer all or substantially all of its assets or properties. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 28, 2019 filed with the SEC (the “2019 Form 10-K”) for further details regarding the Senior Notes.
Whether the Company will be able to repay or refinance the Senior Notes will depend on economic, financial, competitive and other factors that may be beyond its control, including the COVID-19 pandemic, and on the Company’s financial performance at the time. The COVID-19 pandemic and measures implemented to slow the spread of COVID-19 may negatively impact the Company's ability to repay or refinance the Senior Notes. The extent to which the COVID-19 pandemic ultimately impacts the Company’s ability to repay or refinance the Senior Notes will depend on future developments, which are highly uncertain and cannot be predicted with certainty. Any refinancing of the Senior Notes may be at a higher interest rate and may require the Company to comply with additional covenants and obligations, which could further restrict the Company's business operations. If the Company is unable to repay or refinance the Senior Notes, the holders of the Seniors Notes may pursue certain remedies relating to the collateral securing the guaranty of the Senior Notes or pursue other remedies, in each case in accordance with the Indenture and the documents relating to such collateral, all of which could have a material adverse effect on the Company.
Given the fast-moving nature of the COVID-19 pandemic and the resulting uncertainty on financial markets and the economy as a whole, the Company’s capital position and availability of capital to fund the Company’s liquidity requirements, including repayment or refinancing of the Senior Notes, could be adversely impacted. The Company is taking proactive measures to maximize liquidity and increase available cash by reducing costs and spending across the organization.
See Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this Report for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $174.5 million as of March 28, 2020, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents (“cash”) totaled $174.5 million as of March 28, 2020. Of this amount, $170.1 million was held by foreign subsidiaries. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than deferred tax liability of $8.8 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no U.S. federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.
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
The Company has taken, and plans to continue to take, certain measures, to enhance its liquidity position and provide additional financial flexibility, including in response to the impact of COVID-19, including reductions in discretionary spending, revisiting investment strategies, the potential sale of land, and reducing payroll costs, including through organizational redesign, employee furloughs and permanent reductions in employee headcount. As of March 28, 2020, the Company is in compliance with its financial covenants under its Credit Agreement. The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the measures noted above. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s compliance with its financial covenants which could have a material adverse effect on the Company. Additionally, during the beginning of the second quarter of 2020, on March 30, 2020, the Company drew $225.0 million of revolving loans under its Credit Agreement, $175.0 million of which was drawn as a proactive measure given the uncertain environment resulting from the COVID-19 pandemic and to provide the Company with further financial flexibility. See Part II, Item 1A under “The Outbreak of the Novel Coronavirus (COVID-19) Pandemic” for more information regarding COVID-19 and how it could affect the Company’s business, financial condition, results of operations, cash flows and liquidity.
Operating Activities: Net cash from operating activities in the first quarters of 2020 and 2019 were outflows of $47.0 million and $40.1 million, respectively. The net unfavorable comparison was primarily due to an unfavorable impact from lower segment profit, partially offset by a reduction in accounts receivable driven by lower sales and increased collection activity and lower cash tax payments.
Investing Activities: During the quarter ended March 28, 2020, the Company had $8.2 million of capital expenditures invested in:

•	$3.6 million related to global information technology projects

•	$2.7 million related to molds used in the manufacturing of products

•	$1.7 million related to buildings and improvements, and other machinery and equipment

•	$0.2 million primarily related to land development near the Company's Orlando, Florida headquarters
In the quarter ended March 30, 2019, the Company had $12.9 million of capital expenditures consisting of:

•	$5.8 million related to molds used in the manufacturing of products

•	$4.3 million on various global information technology projects

•	$0.6 million related to the land development near the Company's Orlando, Florida headquarters

•	$1.1 million related to supply chain capabilities, excluding molds

•	$1.1 million related to various expenditures consisting primarily of vehicles
Partially offsetting capital spending were proceeds from the sale of long-term assets of $0.5 million and $0.6 million in 2020 and 2019, respectively.
Financing Activities: Dividends paid to shareholders was $33.9 million in the first quarter of 2019. The Company suspended its dividend beginning the fourth quarter of 2019. The Company also increased revolver borrowings by $121.0 million and $84.1 million in the first quarters of 2020 and 2019, respectively, for the funding of operating, investing and financing activities.
Open market share repurchases by the Company were permitted under an authorization that ran through February 1, 2020 and allowed up to $2.0 billion to be spent and was not extended. Under this program, there were no share repurchases in the first quarters of 2020 or 2019. Since 2007, the Company has spent $1.39 billion to repurchase 23.8 million shares under this program.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first quarters of 2020 and 2019, 1,127 and 23,088 shares were retained to fund withholding taxes, totaling $0.01 million and $0.70 million, respectively.
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
Interest Rate Risk
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of four different base rates, plus an applicable spread. The Company generally selects LIBOR as its base rate. As of March 28, 2020, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 150 basis points on its U.S. dollar and euro denominated LIBOR/EURIBOR-based borrowings under the Credit Agreement.
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
As of March 28, 2020, the Company had total borrowings of $388.1 million outstanding under its Credit Agreement, with $245.1 million denominated in Euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the first quarters of 2020 and 2019, the cash flow impact of these currency hedges was an outflow of $1.9 million and an inflow of $0.8 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open forward contracts as of March 28, 2020 were to buy $69.8 million of U.S. dollars, $12.2 million of euros and to sell $19.6 million of Swiss francs and $16.3 million of Mexican pesos. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of March 28, 2020, the Company was in a net receivable position of approximately $9.0 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts.
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

Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2020 cost of sales will include approximately $80.0 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $8.0 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.
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

•
disruptions caused by restructuring activities, including facility closure, and the combination and exit of business units, including impacts on business models and the supply chain, as well as not fully realizing expected savings or benefits related to increasing sales from actions taken;

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

•	the impact of natural disasters, terrorist activities and epidemic or pandemic disease outbreaks, including the coronavirus (COVID-19) outbreak;

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

•
the Company's access to, and the costs of, financing and the potential that banks with which the Company maintains lines of credit may be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company's credit arrangements and Senior Notes; the Company’s ability to comply with, or further amend, financial covenants under its credit agreements and its ability to refinance the debt outstanding under its Credit Agreement or Senior Notes and take other actions to address its capital structure, as well as potential downgrades to the Company’s credit ratings;

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

•
other risks discussed in Part I, Item 1A, Risk Factors, of the Company's 2019 Annual Report on the Form 10-K, as well as the Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company's other filings with the SEC.

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
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
In February, March and April 2020, three putative stockholder class actions and one shareholder derivative action were filed against the Company and certain current and former officers and directors. One putative class action was filed in the United States District Court for the Central District of California and the other three actions were filed in the United States District Court for the Middle District of Florida. The putative stockholder class action complaints allege that statements in public filings between January 30, 2019 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures and financial guidance, as well as the need for an amendment of its credit facility, violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s shares during the potential class period and demand unspecified monetary damages. The shareholder derivative action complaint alleges that certain officers and directors breached fiduciary duties to the Company, were unjustly enriched, and violated Sections 10(b), 14(a) and 20(a) of the Securities Act of 1934, on generally the same fact pattern. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the actions. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.
Reference is made to “Part I - Item 1A. Risk Factors” in the 2019 Form 10-K for information concerning risk factors. The Company is adding the following risk factors as set forth below.
The following risk factors should be read in conjunction with, and supplement, the risk factors set forth in “Part I - Item 1A. Risk Factors” of the 2019 Form 10-K. Before making an investment in the Company’s securities, investors should carefully consider the risk factors discussed below, together with the other information in this Report, including the sections entitled “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other reports and materials filed by the Company with the SEC. Additional risks and uncertainties not presently known by the Company or that are currently deemed immaterial may also impair the Company’s business operations. If any of these risks actually occur, the Company’s business, financial condition and results of operations could be materially affected.

The Outbreak of the Novel Coronavirus (COVID-19) Pandemic
The global spread of the novel coronavirus (COVID-19) which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time. The Company has experienced and may continue to experience disruptions that prevent it from meeting the demands of its sales force and customers, including disruptions to the manufacturing of its products and its supply chain, disruptions to its distribution network, disruptions in or restrictions on the ability of its employees, contractors, sales force and other business partners to work effectively and disruptions to the shipment of its products. The COVID-19 pandemic and measures implemented to slow the spread of COVID-19 may negatively impact the Company's ability to repay or refinance the $600.0 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”) due on June 1, 2021, which were issued under an indenture (the “Indenture”) between the Company and its 100 percent subsidiary, Dart Industries Inc. (the “Guarantor”) and Wells Fargo Bank, N.A., as trustee. The extent to which the COVID-19 pandemic ultimately impacts the Company’s ability to repay or refinance the Senior Notes will depend on future developments, which are highly uncertain and cannot be predicted with certainty. The impact of COVID-19 and measures implemented to slow the spread could also cause delay in, or limit the ability of, the Company’s sales force to make timely payments to the Company. In addition, the pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries. During the COVID-19 pandemic and even after it has subsided, the Company may continue to experience adverse impacts to the Company’s business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause its ultimate customers and potential customers to postpone or reduce spending on its products or put downward pressure on prices. The Company's top priority is to protect its employees and their families, the sales force and consumers, and its operations from any adverse impacts. The Company is taking precautionary measures as directed by health authorities and the local government.
Individually and collectively, the consequences of the COVID-19 pandemic could adversely impact its business, financial condition, results of operations, cash flows and liquidity. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The extent to which the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operations, cash flows and liquidity, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to the Company’s level of indebtedness, its ability to comply with the financial covenants contained in the agreements that govern the Company’s indebtedness and volatility of the Company’s common stock price.

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

Item 6.	Exhibits

(a)	Exhibits

10.1
Amendment No. 2, dated as of February 28, 2020, to Credit Agreement, dated as of March 29, 2019, among Tupperware Brands Corporation, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V. and Tupperware Brands Asia Pacific Pte. Ltd, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (attached as Exhibit 10.1 to Form 8-K, filed with the Commission on February 28, 2020 and incorporated herein by reference).

10.2
Offer Letter dated as of March 11, 2020 by and between Miguel Angel Fernandez Calero and the Company (Attached as Exhibit 10.1 to Form S-8, filed with the Commission on March 12, 2020 and incorporated herein by reference).

10.3
Offer Letter dated as of March 11, 2020 by and between Richard Goudis and the Company (Attached as Exhibit 10.2 to Form S-8, filed with the Commission on March 12, 2020 and incorporated herein by reference).

10.4	Form of Change of Control Employment Agreement (Tier 1) (Attached as Exhibit 10.3 to Form 8-K, filed with the Commission on March 13, 2020 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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
April 29, 2020