Form 10-Q
period 2020-06-27
TUPPERWARE BRANDS CORP
filed 2020-07-29
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 13 weeks ended June 27, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from               to

Commission file number 1-11657
_________________________________________________________________
TUPPERWARE BRANDS CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware		36-4062333
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

14901 South Orange Blossom Trail
Orlando	Florida	32837
(Address of principal executive offices)		(Zip Code)
 (407) 826-5050
(Registrant's telephone number, including area code)
_________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of July 24, 2020, 49,117,624 shares of the common stock, $0.01 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$397.4	$475.3	$773.3	$962.6
Cost of products sold	133.5	154.6	263.2	315.8
Gross margin	263.9	320.7	510.1	646.8

Delivery, sales and administrative expense	208.1	247.7	451.0	510.4
Re-engineering charges	23.2	4.1	27.1	8.4
Gain (loss) on disposal of assets	13.9	(0.1)	13.8	(1.0)
Operating income (loss)	46.5	68.8	45.8	127.0

Interest income	0.2	0.4	0.7	1.0
Interest expense	12.1	10.8	22.3	21.0
Other expense (income), net	(48.0)	(3.4)	(50.1)	(6.7)
Income (loss) before income taxes	82.6	61.8	74.3	113.7

Provision (benefit) for income taxes	18.8	22.4	18.3	37.4
Net income (loss)	$63.8	$39.4	$56.0	$76.3

Earnings per share:
Basic	$1.30	$0.81	$1.14	$1.57
Diluted	$1.30	$0.81	$1.14	$1.56

Weighted-average shares outstanding:
Basic	49.0	48.8	49.0	48.7
Diluted	49.2	48.8	49.2	48.8

See accompanying notes to consolidated financial statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$63.8	$39.4	$56.0	$76.3
Other comprehensive income (loss):
Foreign currency translation adjustments	22.8	(6.8)	(70.8)	13.9
Deferred gain (loss) on cash flow hedges, net of tax benefit (provision) of $0.0, ($0.1), $0.0 and $0.5, respectively	(5.6)	(0.4)	4.5	(2.2)
Pension and other post-retirement benefit (costs), net of tax benefit (provision) of $0.3, $0.2, ($0.5) and $0.1, respectively	(0.9)	(0.5)	1.1	(0.4)
Other comprehensive income (loss)	16.3	(7.7)	(65.2)	11.3
Total comprehensive income (loss)	$80.1	$31.7	$(9.2)	$87.6

See accompanying notes to consolidated financial statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 27, 2020	December 28, 2019
Assets
Cash and cash equivalents	$120.0	$123.2
Accounts receivable, less allowances of $65.8 and $63.6, respectively	117.2	110.7
Inventories	216.1	245.2
Non-trade amounts receivable, net	39.0	39.1
Prepaid expenses and other current assets	21.3	20.3
Total current assets	513.6	538.5
Deferred income tax benefits, net	187.8	186.1
Property, plant and equipment, net	242.1	267.5
Operating lease assets	79.2	84.1
Long-term receivables, less allowances of $13.8 and $13.9, respectively	13.9	15.0
Trademarks and tradenames, net	22.6	24.6
Goodwill	56.0	59.5
Other assets, net	79.1	87.1
Total assets	$1,194.3	$1,262.4

Liabilities And Shareholders' Equity
Accounts payable	$92.6	$125.4
Short-term borrowings and current portion of long-term debt and finance lease obligations	801.5	273.2
Accrued liabilities	350.3	290.3
Total current liabilities	1,244.4	688.9
Long-term debt and finance lease obligations	2.1	602.2
Operating lease liabilities	52.3	56.0
Other liabilities	177.8	192.3
Total liabilities	1,476.6	1,539.4
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	215.2	215.0
Retained earnings	1,115.0	1,067.3
Treasury stock, 14,489,503 and 14,678,742 shares, respectively, at cost	(909.6)	(921.6)
Accumulated other comprehensive loss	(703.5)	(638.3)
Total shareholders' equity (deficit)	(282.3)	(277.0)
Total liabilities and shareholders' equity	$1,194.3	$1,262.4

See accompanying notes to consolidated financial statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 28, 2019	63.6	$0.6	14.7	$(921.6)	$215.0	$1,067.3	$(638.3)	$(277.0)
Net income (loss)	—	—	—	—	—	(7.8)	—	(7.8)
Other comprehensive loss	—	—	—	—	—	—	(81.5)	(81.5)
Stock and options issued for incentive plans	—	—	(0.1)	5.2	1.9	(4.8)	—	2.3
March 28, 2020	63.6	0.6	14.6	(916.4)	216.9	1,054.7	(719.8)	(364.0)
Net income (loss)	—	—	—	—	—	63.8	—	63.8
Other comprehensive income	—	—	—	—	—	—	16.3	16.3
Stock and options issued for incentive plans	—	—	(0.1)	6.8	(1.7)	(3.5)	—	1.6
June 27, 2020	63.6	$0.6	14.5	$(909.6)	$215.2	$1,115.0	$(703.5)	$(282.3)

See accompanying notes to consolidated financial statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity (Deficit)
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 29, 2018	63.6	$0.6	15.0	$(939.8)	$219.3	$1,086.8	$(602.1)	$(235.2)
Net income (loss)	—	—	—	—	—	36.9	—	36.9
Cumulative effect of change in accounting principles	—	—	—	—	—	12.1	(5.0)	7.1
Other comprehensive income	—	—	—	—	—		19.0	19.0
Cash dividends declared ($0.27 per share)	—	—	—	—	—	(12.9)	—	(12.9)
Stock and options issued for incentive plans	—	—	(0.1)	5.0	(2.8)	(1.1)	—	1.1
March 30, 2019	63.6	0.6	14.9	(934.8)	216.5	1,121.8	(588.1)	(184.0)
Net income (loss)	—	—	—	—	—	39.4	—	39.4
Other comprehensive loss	—	—	—	—	—	—	(7.7)	(7.7)
Cash dividends declared ($0.27 per share)	—	—	—	—	—	(13.2)	—	(13.2)
Stock and options issued for incentive plans	—	—	(0.1)	3.7	(0.2)	(1.1)	—	2.4
June 29, 2019	63.6	$0.6	14.8	$(931.1)	$216.3	$1,146.9	$(595.8)	$(163.1)

See accompanying notes to consolidated financial statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(In millions)	June 27, 2020	June 29, 2019
Operating Activities
Net income (loss)	$56.0	$76.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22.6	27.8
Unrealized foreign exchange loss	0.3	—
Stock-based compensation	3.9	4.5
Amortization of deferred debt issuance costs	1.0	0.3
(Gain) loss on disposal of assets	(13.8)	1.0
Provision for bad debts	11.2	10.1
(Gain) on debt extinguishment	(40.0)	—
Write-down of inventories	6.7	4.6
Net change in deferred income taxes	(16.7)	11.0
Changes in assets and liabilities:
Accounts receivable	(25.3)	(25.2)
Inventories	6.1	(9.9)
Non-trade amounts receivable	2.2	(5.9)
Prepaid expenses	(2.7)	(2.4)
Other assets	(1.8)	(1.4)
Accounts payable and accrued liabilities	32.5	(38.9)
Income taxes payable	2.0	(40.8)
Other liabilities	(2.9)	(2.4)
Net cash impact from hedging activity	3.9	(7.5)
Other	0.1	0.1
Net cash provided by (used in) operating activities	45.3	1.3
Investing Activities
Capital expenditures	(14.1)	(27.2)
Proceeds from disposal of property, plant and equipment	15.9	4.7
Net cash provided by (used in) investing activities	1.8	(22.5)
Financing Activities
Common stock cash dividends paid	—	(47.3)
Common stock repurchase	—	(0.8)
Senior notes repayment	(56.4)	—
Finance lease repayments	(0.3)	(1.0)
Net increase (decrease) in short-term debt	17.8	85.2
Debt issuance costs	(2.0)	(2.2)
Net cash provided by (used in) financing activities	(40.9)	33.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.6)	2.0
Net change in cash, cash equivalents and restricted cash	(2.4)	14.7
Cash, cash equivalents and restricted cash at beginning of year	126.1	151.9
Cash, cash equivalents and restricted cash at end of period	$123.7	$166.6

See accompanying notes to consolidated financial statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies
Basis of Presentation
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
Certain information and note disclosures normally included in the consolidated statements of income, consolidated statements of comprehensive income, consolidated balance sheets, consolidated statements of shareholders' equity and consolidated statements of cash flows prepared in conformity with accounting principles generally accepted in the United States of America for complete financial statements have been condensed or omitted as permitted by such rules and regulations. As such, these consolidated financial statements and related notes should be read in conjunction with the audited 2019 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 2019. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of sales and expenses during the reporting period. Actual results could differ materially from these estimates.
For the second quarter ended June 27, 2020, the impact of the decline in business activity brought about by the Coronavirus pandemic (“COVID-19”) continues to evolve. As a result, many of the Company's estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.
Liquidity and COVID-19
The global spread of the novel coronavirus (COVID-19), which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time. A top priority for the Company as it navigates through the global COVID-19 pandemic is the safety of its employees and their families, sales force and consumers, and to mitigate the impact on its operations and financial results. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees, sales force and consumers. In order to ensure safety and protect the health of the employees, and to comply with applicable government directives, the Company has modified its business practices to allow its employees to work remotely from home wherever possible, incorporate virtual meetings and restrict all non-essential employee travel.
Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of June 27, 2020 the Company has $501.3 million of Senior Notes that will mature on June 1, 2021, which is within one year of the date that the consolidated financial statements are issued for the second quarter ended June 27, 2020. Based on the definitions in the relevant accounting standards, management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern. This evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The Company expects to continue to address its outstanding current indebtedness through open-market purchases, future tender offers, exchange offers of debt for debt, cash or equity, or otherwise (“debt refinancing”). The Company has successfully retired $98.7 million of those Senior Notes at a discount to par during the second quarter and an additional $13.4 million subsequent to the end of second quarter and through July 29, 2020. In addition to the debt refinancing, the Company believes that its improved profitability and revenue growth through the Turnaround Plan, together with the anticipated sale of the Company's Orlando real estate and other non-core assets, and its forecasted availability under its Credit Agreement, will enable the Company to meet all its future debt obligations. However, as the debt refinancing and sale of non-core assets is conditional upon the execution of agreements with new or existing investors or the execution of sales agreements with third parties, which are considered outside of the Company’s control, the debt refinancing and sales of assets are not considered probable of occurring until such time as they are completed. The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the second quarter ended June 27, 2020 the Company generated $101.8 million of cash flows from operating activities, net of investing activities, through reductions in discretionary spending, revisiting investment strategies, improvements in working capital including inventory reductions, and reducing payroll costs, including through organizational redesign, employee furloughs, and permanent reductions in employee headcount. As of June 27, 2020, the Company is in compliance with its financial covenants under its Credit Agreement. The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the measures noted above. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s compliance with its financial covenants which could have a material adverse effect on the Company. See Note 10 to the Consolidated Financial Statements for further discussion of the impact of an Event of Default.
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
Distribution costs were:

	13 weeks ended		26 weeks ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Distribution costs	$33.4	$32.8	$62.5	$65.6
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
Promotional costs were:

	13 weeks ended		26 weeks ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Promotional costs	$54.1	$71.6	$112.6	$150.2
Note 4: Inventories
Inventories were:

(In millions)	June 27, 2020	December 28, 2019
Finished goods	$166.2	$197.1
Work in process	24.7	22.4
Raw materials and supplies	25.2	25.7
Total inventories	$216.1	$245.2
Note 5: Earnings per share
Basic per share information is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.

The elements of the earnings per share computations were as follows:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$63.8	$39.4	$56.0	$76.3
Weighted-average shares of common stock outstanding	49.0	48.8	49.0	48.7
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.2	—	0.2	0.1
Weighted-average common and common equivalent shares outstanding	49.2	48.8	49.2	48.8
Basic earnings per share	$1.30	$0.81	$1.14	$1.57
Diluted earnings per share	$1.30	$0.81	$1.14	$1.56

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	4.7	3.9	4.4	3.9
Note 6: Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 28, 2019	$(600.2)	$(2.4)	$(35.7)	$(638.3)
Other comprehensive income (loss) before reclassifications	(70.8)	6.5	(0.5)	(64.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.0)	1.6	(0.4)
Other comprehensive income (loss)	(70.8)	4.5	1.1	(65.2)
Balance at June 27, 2020	$(671.0)	$2.1	$(34.6)	$(703.5)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 29, 2018	$(579.1)	$1.7	$(24.7)	$(602.1)
Cumulative effect of change in accounting principle	(3.8)	(1.2)	—	(5.0)
Other comprehensive income (loss) before reclassifications	13.9	(3.0)	(0.3)	10.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(0.1)	0.7
Other comprehensive income (loss)	13.9	(2.2)	(0.4)	11.3
Balance at June 29, 2019	$(569.0)	$(1.7)	$(25.1)	$(595.8)
Amounts reclassified from accumulated other comprehensive income (loss) that related to cash flow hedges consisted of:

	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) Related To Cash Flow Hedges
(In millions)	2020	2019
Cash flow hedges	$(2.5)	$1.2
Tax effect	0.5	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss) for cash flow hedges	$(2.0)	$0.8

Amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement items consisted of:

	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) Related To Pension And Other Post-Retirement Items
(In millions)	2020	2019
Prior service costs/(benefit)	$(0.1)	$(0.6)
Settlements (gains) losses	0.4	(0.1)
Actuarial (gains) losses	0.9	—
Tax effect	0.4	0.6
	$1.6	$(0.1)
Note 7: Re-engineering Charges
Re-engineering charges are mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the "Turnaround Plan") and the July 2017 revitalization program ("2017 program"). The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. The Turnaround Plan charges primarily related to severance costs and outside consulting services. The 2017 program charges primarily related to severance costs.
The re-engineering charges were:

	13 weeks ended		26 weeks ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Turnaround plan	22.4	4.2	25.7	5.4
2017 program	0.8	(0.5)	1.4	2.3
Other	—	0.4	—	0.7
Total re-engineering charges	$23.2	$4.1	$27.1	$8.4
The re-engineering charges related to the Turnaround Plan were:

	13 weeks ended		26 weeks ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Europe	$11.4	$1.7	$11.4	$2.9
Asia Pacific	2.1	2.5	2.5	2.5
North America	2.4	—	2.4	—
South America	0.8	—	1.0	—
Corporate	5.7	—	8.4	—
Total turnaround plan charges	$22.4	$4.2	$25.7	$5.4
The balances included in accrued liabilities related to re-engineering charges for the Turnaround Plan were:

(In millions)	June 27, 2020	December 28, 2019
Beginning of the year balance	$12.9	$—
Provision	25.7	26.4
Adjustments and other charges	1.2	(1.7)
Cash expenditures:
Severance	(14.5)	(0.9)
Other	(1.3)	(10.9)
Currency translation adjustment	(0.2)	—
End of period balance	$23.8	$12.9

The re-engineering charges related to the 2017 program were:

	13 weeks ended		26 weeks ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Europe	$1.1	$(0.3)	$1.4	$1.0
Asia Pacific	—	(0.2)	—	0.7
North America	(0.3)	—	—	0.6
Total 2017 program charges	$0.8	$(0.5)	$1.4	$2.3

The balances included in accrued liabilities related to re-engineering charges for the 2017 program were:

(In millions)	June 27, 2020	December 28, 2019
Beginning of the year balance	$3.1	$23.3
Provision	1.4	4.5
Adjustments and other charges	(0.7)	(0.3)
Cash expenditures:
Severance	(1.7)	(20.3)
Other	(0.9)	(3.6)
Currency translation adjustment	—	(0.5)
End of period balance	$1.2	$3.1
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
Components of lease expense were as follows:

	13 weeks ended		26 weeks ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost (a) (c)	$10.6	$12.6	$22.4	$25.6

Amortization of right-of-use assets (a)	0.2	0.3	0.4	0.5
Interest on lease liabilities (b)	0.1	—	0.1	0.1
Total finance lease cost	$0.3	$0.3	$0.5	$0.6
____________________
(a) Included in DS&A and cost of products sold.
(b)  Included in interest expense.
(c)  Includes immaterial amounts related to short-term rent expense and variable rent expense.

Supplemental cash flow information related to leases is as follows:

	26 weeks ended
(In millions)	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(21.0)	$(24.9)
Operating cash flows from finance leases	$—	$(0.1)
Financing cash flows from finance leases	$(0.3)	$(1.0)

Leased assets obtained in exchange for new operating lease liabilities	$2.7	$5.6

Supplemental balance sheet information related to leases is as follows:

(In millions, except lease term and discount rate)	June 27, 2020	December 28, 2019
Operating Leases
Operating lease assets	$79.2	$84.1

Accrued liabilities	$28.4	$29.2
Operating lease liabilities	52.3	56.0
Total Operating lease liabilities	$80.7	$85.2

Finance Leases
Property, plant and equipment, at cost	$18.3	$17.9
Accumulated amortization	(11.0)	(10.3)
Property, plant and equipment, net	$7.3	$7.6

Current portion of finance lease obligations	$1.3	$1.3
Long-term finance lease obligations	2.1	2.3
Total Finance lease liabilities	$3.4	$3.6

Weighted Average Remaining Lease Term
Operating Leases	4.3 years	4.5 years
Finance Leases	2.4 years	2.8 years

Weighted Average Discount Rate (a)
Operating Leases	4.6%	5.2%
Finance Leases	5.1%	5.1%
_________________________
(a) Calculated using Company's incremental borrowing rate.

Maturities of lease liabilities as of June 27, 2020 and December 28, 2019 were as follows:

	June 27, 2020		December 28, 2019
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020	$17.4	$1.1	$32.8	$1.4
2021	26.7	1.4	22.6	1.4
2022	15.7	1.1	13.0	1.0
2023	9.6	—	7.5	—
2024	6.4	—	5.6	—
Thereafter	13.0	—	13.0	—
Total undiscounted lease liability	$88.8	$3.6	$94.5	$3.8
Less imputed interest	(8.1)	(0.2)	(9.3)	(0.2)
Total	$80.7	$3.4	$85.2	$3.6

As of June 27, 2020, the Company had an immaterial amount of operating leases that had not yet commenced.
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
Worldwide sales of beauty and personal care products totaled $51.0 million and $61.7 million in the second quarters of 2020 and 2019, respectively, and $104.7 million and $120.7 million in the respective year-to-date periods.

	13 weeks ended		26 weeks ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales
Europe	$90.8	$121.5	$196.5	$260.1
Asia Pacific	134.4	155.5	254.8	311.6
North America	124.0	124.7	225.3	244.3
South America	48.2	73.6	96.7	146.6
Total net sales	$397.4	$475.3	$773.3	$962.6

Segment profit
Europe	$10.9	$12.8	$13.4	$30.5
Asia Pacific	34.4	37.2	51.7	67.2
North America	18.7	20.4	25.2	37.8
South America	11.3	13.1	14.3	22.0
Total segment profit	75.3	83.5	104.6	157.5

Unallocated expenses	28.5	(7.1)	4.6	(14.4)
Re-engineering charges (a)	(23.2)	(4.1)	(27.1)	(8.4)
Gain (loss) on disposal of assets	13.9	(0.1)	13.8	(1.0)
Interest expense	(11.9)	(10.4)	(21.6)	(20.0)
Income (loss) before income taxes	$82.6	$61.8	$74.3	$113.7

(In millions)	June 27, 2020	December 28, 2019
Identifiable assets
Europe	$264.4	$269.7
Asia Pacific	276.1	300.3
North America	211.1	235.9
South America	107.5	125.2
Corporate	335.2	331.3
Total identifiable assets	$1,194.3	$1,262.4
_________________________
(a)See Note 7: Re-engineering Charges for further discussion.
Note 10: Debt
The debt portfolio consisted of:

(In millions)	June 27, 2020	December 28, 2019
Senior notes (including capitalized costs)	$501.4	$599.8
Credit agreement (a)	298.8	272.0
Finance leases	3.4	3.6
Total debt	$803.6	$875.4
____________________
(a) $137.2 million and $174.9 million denominated in Euro as of June 27, 2020 and December 28, 2019, respectively.

Credit Agreement
On March 29, 2019, the Company and its wholly owned subsidiaries Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated its multicurrency Credit Agreement, amended by Amendment No. 1 dated August 28, 2019 (so as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the credit agreement dated September 11, 2013 and as amended (the “Old Credit Agreement”) and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed credit facility in an aggregate amount of $650.0 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50.0 million of the Facility Amount, and (iii) a swingline facility, available up to $100.0 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325.0 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million), subject to certain conditions. As of June 27, 2020, the Company had total borrowings of $298.8 million outstanding under its Credit Agreement, with $137.2 million of that amount denominated in Euro.
Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the London interbank offered rate ("LIBOR") or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in U.S. Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of June 27, 2020, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 188 basis points on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.
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

On February 28, 2020, the Company amended the Credit Agreement (the “Amendment”) in order to modify certain provisions, including the consolidated leverage ratio covenant. Previously, the Company had to maintain at specified measurement periods a Consolidated Leverage Ratio that was not greater than or equal to 3.75 to 1.00. Following the Amendment, the Company is required to maintain at the last day of each quarterly measurement period a Consolidated Leverage Ratio not greater than or equal to the ratio as set forth below opposite the period that includes such day (or, if such day does not end on the last day of the calendar quarter, that includes the last day of the calendar quarter that is nearest to such day):

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
For purposes of the Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. The Company is in compliance with the financial covenants in the Credit Agreement. The Credit Agreement was amended to prevent the Company from exceeding the Consolidated Leverage Ratio for the four fiscal quarters ending in March 2020, and continuing through the calculation for the four fiscal quarters ending in March 2021. If the Company had exceeded the Consolidated Leverage Ratio, this could have constituted an Event of Default, potentially resulting in a cross default under cross-default provisions with respect to other of the Company's debt obligations, giving the lenders the ability to terminate the revolving commitments, accelerate outstanding amounts under the Credit Agreement, exercise certain remedies relating to the collateral securing the Credit Agreement and require the Company to post cash collateral for all outstanding letters of credit. In addition to the relief provided in the Amendment, the Company has reduced certain operating expenses beginning in 2020 and could use available cash, including repatriating cash held outside of the United States, to make debt repayments to lower its Consolidated Leverage Ratio.
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
At June 27, 2020, the Company had $403.4 million of unused lines of credit, including $345.6 million under the committed, secured Credit Agreement, and $57.8 million available under various uncommitted lines around the world.
Senior Notes
The Company currently has outstanding $501.3 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2021. The Notes were issued under an indenture (the “Indenture”), by and among the Company, the “Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor has granted a security interest in those certain “Tupperware” trademarks and service marks as well. The Indenture includes, among others, covenants that limit the ability of the Company and its subsidiaries to (i) incur indebtedness secured by liens on certain real property, (ii) enter into certain sale and leaseback transactions, (iii) with respect to the Company only, consolidate or merge with another entity, or sell or transfer all or substantially all of its properties and assets and (iv) sell the capital stock of the Guarantor or sell or transfer all or substantially all of its assets or properties. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 28, 2019 for further details regarding the Senior Notes.

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
Senior Notes Repurchase
During the second quarter ended June 27, 2020 the Company paid approximately $56.4 million through Tender Offers and open-market purchases for the purchase of Senior Notes with a face value of approximately $98.7 million. These transactions resulted in a pre-tax gain on debt extinguishment (including costs associated with the Senior Notes repurchase) of $40.0 million which was recorded in the Other expense (income), net line item. The gain on debt extinguishment resulted in basic earnings per share of $0.82 for the second quarter of 2020 and the respective year-to-date period. Any deferred debt issuance costs related to the purchased Senior Notes were expensed and recorded in the interest expense line item.
Since June 27, 2020 and through July 29, 2020, the Company paid $10.7 million through open-market purchases for the purchase of Senior Notes with a face value of $13.4 million.
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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, as of the beginning of 2019, the Company made the accounting policy election in accordance with ASU 2017-12 to exclude forward points and record their impact in the same income statement line item that is used to present the earnings effect of the hedged item for 2019, Other expense (income), net. The forward points on fair value hedges resulted in pretax income of $7.6 million and $4.4 million in the second quarters of 2020 and 2019, respectively and $12.6 million and $8.1 million for the respective year-to-date periods.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases. At initiation, the Company's cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The effective portion of the gain or loss on the open hedging instrument is recorded in other comprehensive income and is reclassified into earnings when settled through the same line item as the transaction being hedged. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company made an accounting policy change as of the beginning of 2019 to include forward points in the assessment of effectiveness for cash flow hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense incurred for open cash flow hedges as of December 30, 2018, the Company recorded an adjustment of $1.2 million, net of taxes, to accumulated comprehensive income and retained earnings to reflect this accounting policy change. There was an immaterial impact from forward points recorded in other comprehensive income for activity related to the second quarters and year-to-date periods of 2020 and 2019. The Company recognized $0.6 million and $1.1 million of manufacturing variances that will be capitalized and amortized over actual months of inventory turns related to the forward point impact from the settlement of cash flow hedges in the second quarters of 2020 and 2019, respectively and $1.4 million and $2.1 million for the respective year-to-date periods.

The Company uses derivative financial instruments, such as forward contracts and certain Euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net investment hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net loss of $43.7 million and a net loss of $2.1 million associated with these hedges in the second quarters of 2020 and 2019, respectively and net gain of $12.5 million and loss of $15.2 million for the respective year-to-date periods. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company made an accounting policy change as of the beginning of 2019 to include forward points in the assessment of effectiveness for net investment hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. The impact of forward points is being recorded in other comprehensive income and will remain there indefinitely since that is where the gains and losses on hedges of net equity are recorded. Based on the interest expense associated with forward points incurred for open net investment hedges as of December 30, 2018, the Company recorded an adjustment of $3.8 million, net of taxes, to accumulated comprehensive income to reflect this accounting policy change. The impact related to forward points on hedges of net equity investment recorded as a component of other comprehensive income in the second quarters of 2020 and 2019 was a loss of $6.4 million and a gain of $4.6 million, respectively and a loss of $12.8 million and a gain of $8.9 million for the respective year-to-date periods.
The net cash flow impact from hedging activity for the year-to-date periods ended June 27, 2020 and June 29, 2019 was inflows of $3.9 million and an outflow of $7.5 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of June 27, 2020 and December 28, 2019, the notional amounts of outstanding forward contracts to purchase currencies were $174.2 million and $137.7 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $176.9 million and $143.5 million, respectively. As of June 27, 2020, the notional values of the largest positions outstanding were to purchase $74.2 million of U.S. dollars and $28.3 million of South Korean Won, and to sell $125.8 million of Euros and $24.7 million of Mexican pesos.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of June 27, 2020 and December 28, 2019. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Jun 27, 2020	Dec 28, 2019	Balance sheet location	Jun 27, 2020	Dec 28, 2019
Foreign exchange contracts	Non-trade amounts receivable	$32.9	$16.0	Accrued liabilities	$35.6	$19.8
The following table summarizes the impact on the results of operations for the second quarters of 2020 and 2019 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives		Location of (loss) gain recognized in income on related hedged items	Amount of (loss) gain recognized in income on related hedged items
		2020	2019		2020	2019
Foreign exchange contracts	Other expense	$42.4	$(4.6)	Other expense	$(40.4)	$4.6
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the second quarters of 2020 and 2019:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain (loss) recognized in OCI on derivatives (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)
Cash flow hedging relationships	2020	2019		2020	2019
Foreign exchange contracts	$(3.5)	$(0.8)	Cost of products sold	$2.0	$(0.7)
Net investment hedging relationships
Foreign exchange contracts	$(52.3)	$(1.8)
Euro denominated debt	$(4.0)	$(0.9)

The following table summarizes the impact on the results of operations for the year-to-date periods ended June 27, 2020 and June 29, 2019 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives		Location of (loss) gain recognized in income on related hedged items	Amount of (loss) gain recognized in income on related hedged items
		2020	2019		2020	2019
Foreign exchange contracts	Other expense	$(33.0)	$9.0	Other expense	$35.0	$(9.0)
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the year-to-date periods ended June 27, 2020 and June 29, 2019:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain (loss) recognized in OCI on derivatives (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)
Cash flow hedging relationships	2020	2019		2020	2019
Foreign exchange contracts	$7.1	$(3.6)	Cost of products sold	$2.5	$(1.2)
Net investment hedging relationships
Foreign exchange contracts	$18.4	$(19.5)
Euro denominated debt	$(2.2)	$(0.1)
Note 12: Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, leased assets and liabilities and short-term borrowings approximated their fair values at June 27, 2020 and December 28, 2019. The Company estimates that, based on current market conditions, the value of its Senior Notes (including capitalized costs) was approximately $300.9 million at June 27, 2020, compared with the carrying value of $501.4 million. The lower fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 11: Derivative Instruments and Hedging Activities for discussion of the Company's derivative instruments and related fair value measurements.
Note 13: Retirement Benefit Plans
Components of net periodic benefit cost for the second quarters ended June 27, 2020 and June 29, 2019 were as follows:

	Second Quarter				Year-to-Date
	Pension benefits		Post-retirement benefits		Pension benefits		Post-retirement benefits
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$2.1	$1.9	$—	$0.1	$4.2	$3.8	$—	$0.1
Interest cost	1.1	1.5	0.1	0.2	2.2	3.0	0.2	0.3
Expected return on plan assets	(1.0)	(1.1)	—	—	(2.0)	(2.2)	—	—
Settlement/curtailment	0.4	(0.1)	—	—	0.4	(0.1)	—	—
Net amortization	0.7	—	(0.3)	(0.3)	1.4	—	(0.6)	(0.6)
Net periodic benefit cost	$3.3	$2.2	$(0.2)	$—	$6.2	$4.5	$(0.4)	$(0.2)
During the year-to-date periods ended June 27, 2020 and June 29, 2019, approximately $1.2 million of pretax loss and $0.7 million of pretax gain were reclassified from other comprehensive income to a component of net periodic benefit cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $1.6 million and $0.4 million related to the components of net periodic benefit cost, excluding service cost, in other expense in the year-to-date periods ended June 27, 2020 and June 29, 2019, respectively.
Note 14: Income Taxes
The effective tax rate was:

	13 weeks ended		26 weeks ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Effective tax rate	22.8%	36.2%	24.6%	32.9%

The change in effective tax rate in the second quarters of 2020 and 2019, respectively, and in the respective year-to-date periods was due to a change in the jurisdictional mix of earnings between the periods compared and the Company’s ability to offset the taxable gain from gain on debt extinguishment with a mixture of assets previously reserved and global intangible low-taxed income (“GILTI”) credits that would have otherwise been lost.

Accrual for uncertain tax positions and interest and penalties related to uncertain tax positions were:

(In millions)	June 27, 2020	December 28, 2019
Accrual for uncertain tax positions	$13.5	$13.5
Interest and penalties related to uncertain tax positions	$0.7	$4.0

The Company estimates that as of June 27, 2020, approximately $13.2 million of the unrecognized tax benefits, if recognized, will impact the effective tax rate.
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
The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law by the President of the U.S. on March 27, 2020. This legislation is aimed at providing relief for individuals and businesses impacted by the Coronavirus outbreak. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (NOL) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, suspend the excess business loss rules, accelerate refunds of previously generated corporate Alternative Minimum Tax credits, loosen the business interest limitation under section 163(j) from 30 percent to 50 percent, allow for deferral of payroll taxes and establish an employer retention credit. While the enactment period impacts to the Company are expected to be minimal to none to income taxes, the Company continues to assess other aspects of the CARES Act, such as employee retention credits, payroll tax deferrals and the alternative minimum tax acceleration, for applicability.
Note 15: Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended June 27, 2020 and June 29, 2019, 1,699 and 25,673 shares, respectively, were retained to fund withholding taxes, with values totaling $0.01 million and $0.80 million, respectively, which were included as stock repurchases in the Consolidated Statements of Cash Flows.
Restricted cash is recorded in prepaid and other current assets or in the long-term other assets balance sheet line items.
Note 16: Stock-based Compensation
Stock option activity for 2020 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 28, 2019	3,340,739	$56.28
Granted	1,000,000	2.61
Expired / Forfeited	(91,484)	45.98
Outstanding at June 27, 2020	4,249,255	$43.87	$—
Exercisable at June 27, 2020	2,875,945	$57.82	$—

The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2020 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 28, 2019	528,289	$28.82
Time-vested shares granted	2,709,286	4.34
Market-vested shares granted	1,715,566	1.70
Performance shares granted	743,770	3.01
Performance share adjustments	(610,188)	2.38
Vested	(68,937)	23.10
Forfeited	(634,490)	12.92
June 27, 2020	4,383,296	$4.77
Stock-based compensation for the second quarter ended June 27, 2020 and June 29, 2019 were as follows:

	Second Quarter		Year-to-Date
(In millions)	2020	2019	2020	2019
Stock options	$0.2	$0.6	$0.5	$1.2
Time, performance and market vested share awards	1.4	2.0	3.3	3.3
As of June 27, 2020, total unrecognized stock-based compensation expense related to all stock-based awards was $15.9 million, which is expected to be recognized over a weighted average period of 2.2 years.
Note 17: Allowance for Long-Term Receivables
As of June 27, 2020, $13.5 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of June 27, 2020 was as follows:

(In millions)
Balance at December 28, 2019	$13.9
Write-offs	(3.4)
Provision and reclassifications	3.4
Currency translation adjustment	(0.1)
Balance at June 27, 2020	$13.8
Note 18: Guarantor Information
The Company's payment obligations under the Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 10: Debt. In addition, under the Credit Agreement and consistent with the Old Credit Agreement, the Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrowers relating to the Credit Agreement, supported by a security interest in those certain "Tupperware" trademarks and service marks as well.
Condensed consolidated financial information as of June 27, 2020 and December 28, 2019, and for the quarter ended June 27, 2020 and June 29, 2019, for Tupperware Brands Corporation (the "Parent"), Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended June 27, 2020
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$397.5	$(0.1)	$397.4
Other revenue	—	19.4	—	(19.4)	—
Cost of products sold	—	—	153.2	(19.7)	133.5
Gross margin	—	19.4	244.3	0.2	263.9

Delivery, sales and administrative expense	1.4	25.9	180.6	0.2	208.1
Re-engineering charges	—	3.1	20.1	—	23.2
Gain (loss) on disposal of assets	—	—	13.9	—	13.9
Operating income (loss)	(1.4)	(9.6)	57.5	—	46.5

Interest income	4.5	0.1	6.2	(10.6)	0.2
Interest expense	10.9	9.3	2.5	(10.6)	12.1
Income (loss) from equity investments in subsidiaries	29.6	53.5	—	(83.1)	—
Other expense (income), net	(41.6)	7.5	(13.9)	—	(48.0)
Income (loss) before income taxes	63.4	27.2	75.1	(83.1)	82.6

Provision (benefit) for income taxes	(0.4)	(0.3)	19.5	—	18.8
Net income (loss)	$63.8	$27.5	$55.6	$(83.1)	$63.8

Comprehensive income (loss)	$80.1	$46.5	$101.7	$(148.2)	$80.1

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended June 29, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$477.5	$(2.2)	$475.3
Other revenue	—	31.9	4.1	(36.0)	—
Cost of products sold	—	4.0	186.1	(35.5)	154.6
Gross margin	—	27.9	295.5	(2.7)	320.7

Delivery, sales and administrative expense	2.2	17.6	230.6	(2.7)	247.7
Re-engineering charges	—	0.2	3.9	—	4.1
Gain (loss) on disposal of assets	—	—	(0.1)	—	(0.1)
Operating income (loss)	(2.2)	10.1	60.9	—	68.8

Interest income	4.8	0.5	9.5	(14.4)	0.4
Interest expense	10.3	12.6	2.3	(14.4)	10.8
Income (loss) from equity investments in subsidiaries	45.1	43.7	—	(88.8)	—
Other expense (income), net	(0.6)	(1.7)	(1.1)	—	(3.4)
Income (loss) before income taxes	38.0	43.4	69.2	(88.8)	61.8

Provision (benefit) for income taxes	(1.4)	(0.4)	24.2	—	22.4
Net income (loss)	$39.4	$43.8	$45.0	$(88.8)	$39.4

Comprehensive income (loss)	$31.7	$36.3	$42.0	$(78.3)	$31.7

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	26 weeks ended June 27, 2020
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$774.2	$(0.9)	$773.3
Other revenue	—	39.0	6.2	(45.2)	—
Cost of products sold	—	6.2	303.2	(46.2)	263.2
Gross margin	—	32.8	477.2	0.1	510.1

Delivery, sales and administrative expense	3.2	58.3	389.4	0.1	451.0
Re-engineering charges	—	5.6	21.5	—	27.1
Gain (loss) on disposal of assets	—	—	13.8	—	13.8
Operating income (loss)	(3.2)	(31.1)	80.1	—	45.8

Interest income	9.2	0.6	13.2	(22.3)	0.7
Interest expense	20.4	19.3	4.9	(22.3)	22.3
Income (loss) from equity investments in subsidiaries	28.9	54.3	—	(83.2)	—
Other expense (income), net	(41.6)	(22.1)	13.6	—	(50.1)
Income (loss) before income taxes	56.1	26.6	74.8	(83.2)	74.3

Provision (benefit) for income taxes	0.1	(0.2)	18.4	—	18.3
Net income (loss)	$56.0	$26.8	$56.4	$(83.2)	$56.0

Comprehensive income (loss)	$(9.2)	$(36.4)	$(22.1)	$58.5	$(9.2)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	26 weeks ended June 29, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$965.8	$(3.2)	$962.6
Other revenue	—	51.8	13.6	(65.4)	—
Cost of products sold	—	13.6	368.1	(65.9)	315.8
Gross margin	—	38.2	611.3	(2.7)	646.8

Delivery, sales and administrative expense	3.7	36.5	472.9	(2.7)	510.4
Re-engineering charges	—	0.8	7.6	—	8.4
Gain (loss) on disposal of assets	—	—	(1.0)	—	(1.0)
Operating income (loss)	(3.7)	0.9	129.8	—	127.0

Interest income	10.3	1.2	19.6	(30.1)	1.0
Interest expense	19.8	25.8	5.5	(30.1)	21.0
Income (loss) from equity investments in subsidiaries	85.9	104.0	—	(189.9)	—
Other expense (income), net	(1.1)	1.3	(6.9)	—	(6.7)
Income (loss) before income taxes	73.8	79.0	150.8	(189.9)	113.7

Provision (benefit) for income taxes	(2.5)	(3.8)	43.7	—	37.4
Net income (loss)	$76.3	$82.8	$107.1	$(189.9)	$76.3

Comprehensive income (loss)	$87.6	$93.9	$135.0	$(228.9)	$87.6

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 27, 2020
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	$4.0	$0.5	$115.5	$—	$120.0
Accounts receivable, net	—	—	117.2	—	117.2
Inventories	—	—	216.1	—	216.1
Non-trade amounts receivable, net	—	175.2	92.5	(228.7)	39.0
Intercompany receivables	326.1	1,568.8	254.2	(2,149.1)	—
Prepaid expenses and other current assets	0.6	16.7	42.4	(38.4)	21.3
Total current assets	330.7	1,761.2	837.9	(2,416.2)	513.6
Deferred income tax benefits, net	41.7	42.1	112.0	(8.0)	187.8
Property, plant and equipment, net	—	84.9	157.2	—	242.1
Operating lease assets	—	4.3	74.9	—	79.2
Long-term receivables, net	—	0.1	13.7	0.1	13.9
Trademarks and tradenames, net	—	—	22.6	—	22.6
Goodwill	—	2.9	53.1	—	56.0
Investments in subsidiaries	1,270.1	1,138.8	—	(2,408.9)	—
Intercompany loan receivables	507.0	95.0	976.4	(1,578.4)	—
Other assets, net	3.9	10.5	142.3	(77.6)	79.1
Total assets	$2,153.4	$3,139.8	$2,390.1	$(6,489.0)	$1,194.3

Liabilities And Shareholders' Equity
Accounts payable	$1.1	$9.5	$81.9	$0.1	$92.6
Short-term borrowings and current portion of long-term debt and finance lease obligations	754.8	—	46.7	—	801.5
Intercompany payables	1,441.7	450.4	257.0	(2,149.1)	—
Accrued liabilities	237.4	83.0	297.0	(267.1)	350.3
Total current liabilities	2,435.0	542.9	682.6	(2,416.1)	1,244.4
Long-term debt and finance lease obligations	—	—	2.1	—	2.1
Intercompany notes payable	—	1,298.6	279.8	(1,578.4)	—
Operating lease liabilities	—	3.7	48.5	0.1	52.3
Other liabilities	0.7	106.5	156.3	(85.7)	177.8
Total liabilities	2,435.7	1,951.7	1,169.3	(4,080.1)	1,476.6
Total shareholders' equity (deficit)	(282.3)	1,188.1	1,220.8	(2,408.9)	(282.3)
Total liabilities and shareholders' equity	$2,153.4	$3,139.8	$2,390.1	$(6,489.0)	$1,194.3

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	$—	$0.3	$122.9	$—	$123.2
Accounts receivable, net	—	—	110.7	—	110.7
Inventories	—	—	245.2	—	245.2
Non-trade amounts receivable, net	—	166.2	84.9	(212.0)	39.1
Intercompany receivables	325.9	1,546.3	209.9	(2,082.1)	—
Prepaid expenses and other current assets	1.2	16.0	41.1	(38.0)	20.3
Total current assets	327.1	1,728.8	814.7	(2,332.1)	538.5
Deferred income tax benefits, net	41.7	42.2	105.6	(3.4)	186.1
Property, plant and equipment, net	—	85.7	181.8	—	267.5
Operating lease assets	—	4.7	79.4	—	84.1
Long-term receivables, net	—	0.1	14.9	—	15.0
Trademarks and tradenames, net	—	—	24.6	—	24.6
Goodwill	—	2.9	56.6	—	59.5
Investments in subsidiaries	1,305.2	1,208.8	—	(2,514.0)	—
Intercompany loan receivables	514.8	95.7	1,046.1	(1,656.6)	—
Other assets, net	1.9	12.7	150.0	(77.5)	87.1
Total assets	$2,190.7	$3,181.6	$2,473.7	$(6,583.6)	$1,262.4

Liabilities And Shareholders' Equity
Accounts payable	$—	$8.3	$117.1	$—	$125.4
Short-term borrowings and current portion of long-term debt and finance lease obligations	186.8	—	86.4	—	273.2
Intercompany payables	1,440.8	406.2	235.1	(2,082.1)	—
Accrued liabilities	239.1	65.6	235.6	(250.0)	290.3
Total current liabilities	1,866.7	480.1	674.2	(2,332.1)	688.9
Long-term debt and finance lease obligations	599.8	—	2.4	—	602.2
Intercompany notes payable	—	1,362.2	294.4	(1,656.6)	—
Operating lease liabilities	—	4.0	52.0	—	56.0
Other liabilities	1.2	110.7	161.3	(80.9)	192.3
Total liabilities	2,467.7	1,957.0	1,184.3	(4,069.6)	1,539.4
Total shareholders' equity (deficit)	(277.0)	1,224.6	1,289.4	(2,514.0)	(277.0)
Total liabilities and shareholders' equity	$2,190.7	$3,181.6	$2,473.7	$(6,583.6)	$1,262.4

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended June 27, 2020
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(10.8)	$29.8	$35.3	$(9.0)	$45.3
Investing Activities
Capital expenditures	—	(8.9)	(5.1)	(0.1)	(14.1)
Proceeds from disposal of property, plant and equipment	—	—	15.9	—	15.9
Net intercompany loans	7.8	1.2	45.3	(54.3)	—
Net cash provided by (used in) investing activities	7.8	(7.7)	56.1	(54.4)	1.8
Financing Activities
Common stock cash dividends paid	0.1	—	—	(0.1)	—
Dividend payments to parent	—	—	(46.9)	46.9	—
Common stock repurchase	—	—	—	—	—
Senior notes repayment	(56.4)	—	—	—	(56.4)
Finance lease repayments	—	—	(0.3)	—	(0.3)
Net increase (decrease) in short-term debt	64.4	—	(46.6)	—	17.8
Debt issuance costs	(2.0)	—	—	—	(2.0)
Net intercompany borrowings	0.9	(21.9)	4.4	16.6	—
Net cash provided by (used in) financing activities	7.0	(21.9)	(89.4)	63.4	(40.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(8.6)	—	(8.6)
Net change in cash, cash equivalents and restricted cash	4.0	0.2	(6.6)	—	(2.4)
Cash, cash equivalents and restricted cash at beginning of year	—	0.3	125.8	—	126.1
Cash, cash equivalents and restricted cash at end of period	$4.0	$0.5	$119.2	$—	$123.7

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended June 29, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(7.8)	$90.5	$143.4	$(224.8)	$1.3
Investing Activities
Capital expenditures	—	(14.9)	(12.3)	—	(27.2)
Proceeds from disposal of property, plant and equipment	—	—	4.7	—	4.7
Net intercompany loans	59.1	79.6	157.9	(296.6)	—
Net cash provided by (used in) investing activities	59.1	64.7	150.3	(296.6)	(22.5)
Financing Activities
Common stock cash dividends paid	(47.3)	—	—	—	(47.3)
Dividend payments to parent	—	—	(218.4)	218.4	—
Common stock repurchase	(0.8)	—	—	—	(0.8)
Repayment of finance lease obligations	—	—	(1.0)	—	(1.0)
Net change in short-term debt	76.9	—	8.3	—	85.2
Debt issuance costs	(2.2)	—	—	—	(2.2)
Net intercompany borrowings	(77.9)	(155.4)	(69.7)	303.0	—
Net cash (used in) provided by financing activities	(51.3)	(155.4)	(280.8)	521.4	33.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	2.0	—	2.0
Net change in cash, cash equivalents and restricted cash	—	(0.2)	14.9	—	14.7
Cash, cash equivalents and restricted cash at beginning of year	—	0.3	151.6	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$0.1	$166.5	$—	$166.6
Note 19: New Accounting Pronouncements
Standards recently adopted
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this guidance at the beginning of the second quarter of 2020 and the adoption did not have a material impact on its Consolidated Financial Statements.
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
Standards not yet adopted
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for the 26 weeks ended June 27, 2020, compared with the 26 weeks ended June 29, 2019, and changes in financial condition during the 26 weeks ended June 27, 2020.
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
The global spread of the novel coronavirus (COVID-19), which has been declared by the World Health Organization to be a “pandemic,” has spread to many countries and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time. During the second quarter of 2020, the impact of COVID-19 on the Company’s business was most pronounced in Europe and Asia Pacific where the Company experienced partial or country-wide lockdowns of operations in various markets. The second quarter impact of COVID-19 largely affected revenues, financial results and liquidity. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the second half of 2020 may also be negatively impacted by COVID-19, mainly in Europe and Asia. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
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
The Company also continues to take certain measures as part of its Turnaround Plan and in response to COVID-19, designed to enhance its liquidity position, provide additional financial flexibility and maintain forecasted financial covenant compliance. These measures include reductions in discretionary spending and reducing payroll costs, including through organizational redesign, employee furloughs and permanent reductions. These actions resulted in approximately $60 million of gross cost reductions in the second quarter.
Additionally, the Company believes that improved profitability and revenue growth through the Turnaround Plan, together with the anticipated sale of the Company's Orlando real estate and other non-core assets in the coming year, will contribute to its ability to meet all future debt obligations. During the second quarter ended June 27, 2020 the Company generated $101.8 million of cash flow from operating activities, net of investing activities, through reductions in discretionary spending, revisiting investment strategies, improvements in working capital including inventory reductions, and reducing payroll costs, including through organizational redesign, employee furloughs, and permanent reductions in employee headcount.

Results of Operations

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Jun 27, 2020	Jun 29, 2019
Net sales	$397.4	$475.3	(16.4)%		(7.9)%	$(43.8)
Gross margin as percent of sales	66.4%	67.5%	(1.1)	pp	n/a	n/a
DS&A as percent of sales	52.4%	52.1%	0.3	pp	n/a	n/a
Operating income	$46.5	$68.8	(32.4)%		(20.6)%	$(10.3)
Net income	$63.8	$39.4	62.0%		97.8%	$(7.1)
Net income per diluted share	$1.30	$0.81	60.5%		97.0%	$(0.15)

	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Jun 27, 2020	Jun 29, 2019
Net sales	$773.3	$962.6	(19.7)%		(12.8)%	$(76.0)
Gross margin as percent of sales	66.0%	67.2%	(1.2)	pp	n/a	n/a
DS&A as percent of sales	58.3%	53.0%	5.3	pp	n/a	n/a
Operating income	$45.8	$127.0	(63.9)%		(58.4)%	$(16.7)
Net income	$56.0	$76.3	(26.6)%		(13.2)%	$(11.8)
Net income per diluted share	$1.14	$1.56	(26.9)%		(13.6)%	$(0.24)

n/a	not applicable
pp	percentage points

Net Sales
Reported sales decreased 16.4 percent in the second quarter of 2020 compared with the second quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales decreased 7.9 percent. The average impact of higher prices was about 1 percent.
The net decrease in local currency sales was mainly driven by decreases in:
•Brazil, from lower sales force activity and productivity, partially offset by higher recruiting and sales force size through leveraging of digital tools
•China, from a net reduction in studios, shift in product mix, lower consumer spending and studio activities disruption from COVID-19. China continued to partially mitigate the impact of COVID-19 through support programs to studio owners
•France, the Philippines and South Africa, mainly due to longer closures and disruptions from government mandated lock down due to COVID-19
•Partially offset by increases in Australia and New Zealand and the United States and Canada, mainly from a larger, more active sales force and use of digital tools
Excluding the estimated impact from COVID-19 of negative 8pp local currency sales would have been in-line with 2019. The Company continues to monitor the effects of COVID-19 on its sales and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic. The Company continues to provide digital tools and training to its sales force, where available, to enable them to connect with end consumers through social media and sell through the internet.
Reported sales for the year-to-date period decreased 19.7 percent. Excluding the impact of changes in foreign currency exchange rates, sales decreased 12.8 percent. The factors impacting the year-to-date sales comparisons were largely the same as those impacting the second quarter.
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

Gross Margin
Gross margin as a percentage of sales was 66.4 percent and 67.5 percent in the second quarters of 2020 and 2019, respectively. The factors leading to the 1.1pp decrease primarily reflected:
•increased obsolescence and manufacturing variances, mainly volume, related to Brazil and Mexico
•more aggressive promotional pricing in Mexico
•the impact of the shift from premium priced products to mid-priced products in China
•partially offset by lower resin costs
For the year-to-date periods, gross margin as a percentage of sales was 66.0 percent in 2020, compared with 67.2 percent for the same period of 2019. The factors leading to the 1.2pp decrease were largely the same as those impacting the second quarter.
As discussed in Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Operating Expenses
DS&A as a percentage of sales was 52.4 percent in the second quarter of 2020, compared with 52.1 percent in 2019. The 0.3pp increase in comparison primarily reflected:
•increased administration and other expenses mainly due to fees for professional services firms supporting business turnaround efforts and lower absorption of fixed costs (2.4pp)
•increased selling expenses mainly from higher bad debt expense, primarily in France, higher commissions in Indonesia reflecting the new compensation program and higher commissions in the United States and Canada from higher sales volume and sales force engagement (1.4pp)
•increased distribution expenses mainly from lower fixed costs absorption predominantly impacting France and the Philippines and higher freight expenses from increased direct consumer shipment of smaller cartons in the United States and Canada (1.1pp)
•partially offset by decreased promotional and marketing expenses (4.6pp) reflecting the benefits from implementation of cost savings initiatives
For the year-to-date period of 2020, DS&A as a percentage of sales increased 5.3pp to 58.3 percent, from 53.0 percent in 2019, primarily reflecting increased administration and other expenses, selling and distribution expenses, partially offset by decreased promotional expenses.
The Company segregates corporate operating expenses into allocated and unallocated components based upon the estimated time spent managing segment operations. The allocated costs are then apportioned on a local currency basis to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses in the second quarter of 2020 decreased $35.6 million compared with 2019, reflecting a net gain from debt extinguishment ($40 million), partially offset by non-recurring fees for professional services firms supporting business turnaround efforts (about $5 million).
Specific segment impacts are discussed in the segment results section in this Part I, Item 2.
Re-engineering Charges
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
The Company recorded $23.2 million and $4.1 million in re-engineering charges during the second quarters of 2020 and 2019, and $27.1 million and $8.4 million of charges for the year-to-date periods, respectively. These re-engineering costs were mainly related to the Turnaround Plan.
The Turnaround Plan has a global focus to drive operational efficiency and right size cost structure with an emphasis on organizational realignment, leveraging of procurement and sourcing, driving innovation, and improving sales force engagement and consumer experiences. The Company incurred $22.4 million and $4.2 million in the second quarters of 2020 and 2019, respectively, primarily related to severance costs. In the second quarter of 2020 the Company realized cost savings of approximately $60 million. For full year 2020 the Company is expected to incur approximately $30.0 million in pretax cost, with 100 percent paid in cash and generate about $180.0 million in savings. This plan is expected to run through 2021.

In relation to the 2017 program, the Company incurred charges of $0.8 million and a benefit of $0.5 million in the second quarters of 2020 and 2019, respectively. Under this program, the Company has incurred $85.5 million of pretax costs starting in the second quarter of 2017 through the second quarter of 2020 and expects to incur an additional $1.2 million of pretax re-engineering costs in the remaining of 2020. The annualized benefit of these actions has been approximately $36.0 million. After reinvestment of a portion of the benefits, improved profitability is reflected most significantly through lower cost of products sold, but also through lower DS&A; however, overall profitability has not risen in light of lower sales and higher costs.
The Company incurred $0.4 million in the second quarter of 2019, related to other re-engineering charges.
Net Interest Expense
Net interest expense was $11.9 million in the second quarter of 2020, an increase of $1.5 million compared to the second quarter of 2019. In the year-to-date periods, net interest expense was $21.6 million in 2020, compared with $20.0 million in 2019.The increase in interest expense was related to impact of higher interest on borrowings.
Income Taxes
The effective tax rate for the second quarter and year-to-date periods of 2020 was 22.8 percent and 24.6 percent, respectively compared with 36.2 percent and 32.9 percent for the corresponding 2019 periods. The decrease in the rate was primarily attributable to a change in the jurisdictional mix of earnings between the periods compared and the Company’s ability to offset the taxable gain from gain on debt extinguishment with a mixture of assets previously reserved and global intangible low-taxed income (“GILTI”) credits that would have otherwise been lost.
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
Net Income
Net income increased $24.4 million in the second quarter of 2020 compared with 2019, which included a $7.1 million negative impact on the comparison from changes in foreign currency exchange rates.
The net increase primarily reflected:
•gain from the debt extinguishment
•gain from the sale of manufacturing and distribution facility in Australia
•benefits from the implementation of Turnaround Plan
partially offset by:
•decreased segment profit, including impact from COVID-19
•increased unallocated expenses related to fees for professional services firms supporting business turnaround efforts
•increased re-engineering costs, related to the Turnaround Plan
For the year-to-date period, net income decreased 20.3 million, compared with 2019, including a negative $11.8 million translation impact from changes in foreign currency exchange rates. The factors impacting the comparison were largely the same as for the quarter though there was a greater impact from lower segment profit and higher unallocated expenses on the year-to-date comparison.
        A more detailed discussion of the results by reporting segment is included in the segment results section below in this Part I, Item 2.
        International operations generated 88 percent and 90 percent of sales in the second quarter and year-to-date periods of 2020, respectively, and 92 percent and 93 percent of sales in the second quarter and year-to-date periods of 2019, respectively. These units generated 92 percent and 95 percent of net segment profit in the second quarter and year-to-date periods of 2020, respectively and 98 percent of net segment profit in the second quarter and year-to-date periods of 2019.
The sale of beauty products generated 13 percent and 14 percent of sales in the second quarter and year-to-date periods of 2020, respectively, and 13 percent in the second quarter and year-to-date periods of 2019.

Segment Results
The Company had an impact to sales and profit results by reporting segment in the second quarter of 2020 as a result of COVID-19. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the second half of 2020 may also be negatively impacted by COVID-19, mainly in Europe and Asia. The Company continues to monitor the effects of COVID-19 on its reported sales and profit and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic.
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2020	Jun 29, 2019					2020	2019
Net sales	$90.8	$121.5	(25.3)%		(20.2)%	$(7.7)	23	26
Segment profit	10.9	12.8	(14.6)%		(4.3)%	(1.4)	15	15
Segment profit as percent of sales	12.0%	10.5%	1.5	pp	n/a	n/a	n/a	n/a

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2020	Jun 29, 2019					2020	2019
Net sales	$196.5	$260.1	(24.5)%		(19.8)%	$(15.1)	25	27
Segment profit	13.4	30.5	(56.0)%		(52.2)%	(2.4)	13	19
Segment profit as percent of sales	6.8%	11.7%	(4.9)	pp	n/a	n/a	n/a	n/a
_________________________

n/a	not applicable
pp	percentage points
Reported sales decreased 25.3 percent compared with the second quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales decreased 20.2 percent compared with the second quarter of 2019, primarily driven by:
•partial or country-wide lockdowns due to COVID-19, mainly in Austria, France, Italy and South Africa
•decreased business-to-business sales
This segment had the most pronounced impact from COVID-19 in the second quarter. Excluding the estimated impact from COVID-19 of negative 20pp, sales would have been in-line with 2019. On average, there were no significant impact of price changes in the second quarter compared with 2019.
Segment profit decreased $1.9 million in the second quarter of 2020 versus 2019. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased $0.5 million compared to the second quarter of 2019, primarily driven by:
•lower sales volume
•decreased business-to-business sales with higher than average profitability
•increased selling expenses from higher bad debt expense, mainly in France
•impact from COVID-19
•partially offset by benefits from the implementation of the Turnaround Plan
On a year-to-date basis, reported sales decreased 24.5 percent compared with 2019. Excluding the impact of changes in foreign currency exchange rates, sales in 2020 decreased 19.8 percent compared with 2019. The factors impacting the year-to-date sales comparison largely mirrored those of the quarter.
Year-to-date segment profit decreased 56.0 percent on a reported basis, and 52.2 percent in local currency. Local segment profit variances largely mirrored those of the quarter except for the benefits from the Turnaround Plan.
The South African rand was the main currency that impacted the second quarter and year-to-date sales and profit comparisons.

Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2020	Jun 29, 2019					2020	2019
Net sales	$134.4	$155.5	(13.5)%		(10.9)%	$(4.6)	34	33
Segment profit	34.4	37.2	(7.6)%		(4.0)%	(1.4)	46	45
Segment profit as percent of sales	25.6%	23.9%	1.7	pp	n/a	n/a	n/a	n/a

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2020	Jun 29, 2019					2020	2019
Net sales	$254.8	$311.6	(18.2)%		(15.5)%	$(10.0)	33	32
Segment profit	51.7	67.2	(23.1)%		(20.2)%	(2.5)	49	43
Segment profit as percent of sales	20.3%	21.6%	(1.3)	pp	n/a	n/a	n/a	n/a
______________________

n/a	not applicable
pp	percentage points
Reported sales decreased 13.5 percent compared with the second quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales decreased 10.9 percent, primarily driven by:
•China, from a net reduction in studio openings, lower productivity from a shift in mix to mid-priced products from premium priced products due to lower consumer spending trends and studio activities disruption from COVID-19. China continued to partially mitigate the impact of this health crisis through special support programs to studio owners
•India, Japan, Malaysia & Singapore and the Philippines from sales force recruitment and engagement disruptions and lower consumer spending, including from lockdown due to COVID-19
•partially offset by Australia and New Zealand, mainly from a larger, more active sales force and use of digital tools
The COVID-19 impact on net sales in the second quarter of 2020 is estimated at negative 8pp. On average, the impact of higher prices was about 1 percent in the second quarter compared with 2019, primarily related to less promotional pricing.
Segment profit decreased 7.6 percent compared with the second quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased 4.0 percent, primarily reflecting:
•the impact from lower sales volume
•lower gross margin in China from product mix
•impact from COVID-19
•partially offset by benefits from implementation of the Turnaround Plan
On a year-to-date basis, reported sales decreased 18.2 percent compared with 2019. Excluding the impact of changes in foreign currency exchange rates, sales in 2020 decreased 15.5 percent compared with 2019. The factors impacting the year-to-date sales comparison largely mirrored those of the quarter.
Year-to-date segment profit decreased 23.1 percent on a reported basis, and 20.2 percent in local currency. Local segment profit variances largely mirrored those of the quarter except for the benefits from the Turnaround Plan.
The Chinese renminbi had the most meaningful impact on the second quarter and year-to-date sales and profit comparisons.

North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2020	Jun 29, 2019					2020	2019
Net sales	$124.0	$124.7	(0.6)%		10.4%	$(12.5)	31	26
Segment profit	18.7	20.4	(7.9)%		7.9%	(3.0)	25	23
Segment profit as percent of sales	15.1%	16.4%	(1.3)	pp	n/a	n/a	n/a	n/a

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2020	Jun 29, 2019					2020	2019
Net sales	$225.3	$244.3	(7.8)%		(0.1)%	$(19.0)	29	26
Segment profit	25.2	37.8	(33.2)%		(23.2)%	(5.0)	24	24
Segment profit as percent of sales	11.2%	15.5%	(4.3)	pp	n/a	n/a	n/a	n/a
_________________________

n/a	not applicable
pp	percentage points
Reported sales in the second quarter of 2020 decreased 0.6 percent compared with the second quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales increased 10.4 percent.
The net increase in local currency sales was mainly driven by the United States and Canada, reflecting a larger sales force from higher recruiting and increased activity. The United States and Canada was able to navigate the COVID-19 with positive sales and profit impact by leveraging digital tools and training. This increase was partially offset by Tupperware Mexico, due to a less active and less productive sales force mainly from lower recruiting, negatively impacted by COVID-19.
Estimated COVID-19 impact in the second quarter was positive at about 1pp, as increased sales from the United States and Canada more than offset the negative impact at the rest of the units within the segment. The average impact of higher prices was about 2 percent.
Reported segment profit decreased 7.9 percent and the local currency increased 7.9 percent in the second quarter of 2020, primarily related to:
•Fuller Mexico, due to lower operating expenses from the efforts to align cost structure with sales levels
•the United States and Canada, from higher sales volume and higher gross margin
•partially offset by Tupperware Mexico, from lower sales volume and promotional pricing
On a year-to-date basis, reported sales decreased 7.8 percent compared with 2019. Excluding the impact of changes in foreign currency exchange rates, sales in 2020 were in-line compared with 2019. The factors impacting the year-to-date sales comparison largely mirrored those of the quarter.
Year-to-date segment profit decreased 33.2 percent on a reported basis, and 23.2 percent in local currency. Local segment profit variances largely mirrored those of the quarter except for the benefits from the Turnaround Plan.
The Mexican peso had the most meaningful impact on the second quarter and year-to-date sales and profit comparisons.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2020	Jun 29, 2019					2020	2019
Net sales	$48.2	$73.6	(34.5)%		(11.6)%	$(19.0)	12	15
Segment profit	11.3	13.1	(13.1)%		19.7%	(3.6)	15	16
Segment profit as percent of sales	23.4%	17.8%	5.6	pp	n/a	n/a	n/a	n/a

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2020	Jun 29, 2019					2020	2019
Net sales	$96.7	$146.6	(34.0)%		(15.6)%	$(32.0)	13	15
Segment profit	14.3	22.0	(34.8)%		(14.6)%	(5.2)	14	14
Segment profit as percent of sales	14.8%	15.0%	(0.2)	pp	n/a	n/a	n/a	n/a
_________________________

n/a	not applicable
pp	percentage points
Reported sales for the segment decreased 34.5 percent in the second quarter of 2020. Excluding the impact of changes in foreign currency exchange rates, sales decreased 11.6 percent, reflecting lower sales force activity and productivity in Brazil due to the need for increased digitalization to attract and retain the sales force and lower consumer spending. The COVID-19 impact on net sales in the second quarter of 2020 is estimated at negative 3pp. The average impact of higher prices was about 3 percent.
Reported segment profit decreased $1.8 million or 13.1 percent in the second quarter of 2020. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 19.7 percent, primarily reflecting lower promotional and selling expenses from implementation of Turnaround Plan, partially offset by lower sales volume and lower gross margin driven by unfavorable product mix and higher product costs in Brazil.
On a year-to-date basis, reported sales decreased 34.0 percent compared with 2019. Excluding the impact of changes in foreign currency exchange rates, sales in 2020 decreased 15.6 percent compared with 2019. The factors impacting the year-to-date sales comparison largely mirrored those of the quarter.
Year-to-date segment profit decreased 34.8 percent on a reported basis, and 14.6 percent in local currency. Local segment profit variances largely mirrored those of the quarter except for the benefits from the Turnaround Plan.
The Argentine peso and the Brazilian real were the main currencies that impacted the second quarter and year-to-date sales comparisons while the Brazilian real had a meaningful impact on profit comparisons.
Financial Condition
Liquidity and Capital Resources: The Company's net working capital position decreased by $580.4 million compared with the end of 2019. Excluding the impact of changes in foreign currency exchange rates, net working capital decreased $562.6 million, primarily reflecting:
•a $521.1 million increase in short-term borrowings, net of cash and cash equivalents as the Senior Notes became current in June 2020
•a $31.2 million net increase in accrued liabilities due to the timing of payments in light of COVID-19 and higher accruals for professional services in support of business turnaround efforts
•a $13.7 million decrease in non-trade receivables and prepaid expenses mainly driven by lower tax receivables at Mexico unit
•a $11.1 million decrease in inventory mainly related to improved inventory management to mitigate sales impact from COVID-19, and timing of sales and shipments
•partially offset by favorable impacts from a $13.6 million increase in accounts receivable driven by higher sales at quarter-end

On February 26, 2020, S&P downgraded the Company’s credit rating from BB+ to B and placed all of its ratings on Credit Watch with negative implication. On February 27, 2020 Moody’s downgraded the Company’s credit rating from Baa3 to B1. Subsequent to those dates, the Company’s credit ratings have been downgraded further by S&P and Moody’s, with S&P’s rating of the Company currently at CCC-, and Moody’s rating of the Company currently at Caaa3. If the Company faces continued downgrades in its credit rating, the Company could also experience further strains on its liquidity and capital resources.
On February 28, 2020, the Company amended the Credit Agreement (the “Amendment”) and among other things, the Amendment eliminated the requirement that a Non-Investment Grade Ratings Event, as defined in the Credit Agreement, must occur before the Company is required to cause the Additional Guarantee and Collateral Requirement, as defined in the Credit Agreement, to be satisfied. As a result, the Company is required to cause certain of its domestic subsidiaries to become guarantors and the Company and certain of its domestic subsidiaries are required to pledge additional collateral. The Amendment also modified the financial covenant. Previously, the Company had to maintain at specified measurement periods a Consolidated Leverage Ratio that was not greater than or equal to 3.75 to 1.00. The Credit Agreement was amended to prevent the Company from exceeding the Consolidated Leverage Ratio for the four fiscal quarters ending in March 2020, and continuing through the calculation for the four fiscal quarters ending in March 2021. If the Company had exceeded the Consolidated Leverage Ratio, this could have constituted an Event of Default, potentially resulting in a cross default under cross-default provisions with respect to other of the Company's debt obligations, giving the lenders the ability to terminate the revolving commitments, accelerate outstanding amounts under the Credit Agreement, exercise certain remedies relating to the collateral securing the Credit Agreement, and require the Company to post cash collateral for all outstanding letters of credit. In addition to the relief provided in the Amendment, the Company has reduced certain operating expenses beginning in 2020 and could use available cash, including repatriating cash held outside of the United States, to make debt repayments to lower its Consolidated Leverage Ratio. Following the Amendment, the Company is required to maintain at the last day of each quarterly measurement period a Consolidated Leverage Ratio not greater than or equal to the ratio as set forth below opposite the period that includes such day (or, if such day does not end on the last day of the calendar quarter, that includes the last day of the calendar quarter that is nearest to such day):

Period	Consolidated Leverage Ratio
From the Amendment effective date to and including June 27, 2020	5.75 to 1.00
September 26, 2020	5.25 to 1.00
December 26, 2020	4.50 to 1.00
March 27, 2021	4.00 to 1.00
June 26, 2021 and thereafter	3.75 to 1.00

See the Company’s Form 8-K with a filing date of March 2, 2020 for more information.
As of June 27, 2020, the Company had total borrowings of $298.8 million outstanding under the Credit Agreement, with $137.2 million of that amount denominated in Euro. As of June 27, 2020, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 188 basis points on LIBOR-based borrowings under the Credit Agreement. As of June 27, 2020, and currently, the Company was in compliance with the financial covenants in the Credit Agreement.
As of June 27, 2020, the Company had $403.4 million of unused lines of credit, including $345.6 million under the committed, secured Credit Agreement, and $57.8 million available under various uncommitted lines around the world. With the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million) subject to certain conditions.
The Company currently has outstanding $501.3 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2021. The Notes were issued under an indenture (the “Indenture”), by and among the Company, its 100 percent subsidiary, the Guarantor, and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor has granted a security interest in those certain “Tupperware” trademarks and service marks as well. The Indenture includes, among others, covenants that limit the ability of the Company and its subsidiaries to (i) incur indebtedness secured by liens on certain real property, (ii) enter into certain sale and leaseback transactions, (iii) with respect to the Company only, consolidate or merge with another entity, or sell or transfer all or substantially all of its properties and assets and (iv) sell the capital stock of the Guarantor or sell or transfer all or substantially all of its assets or properties. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 28, 2019 filed with the SEC (the “2019 Form 10-K”) for further details regarding the Senior Notes.
During the second quarter ended June 27, 2020 the Company paid $56.4 million through Tender Offers and open-market purchases for the purchase of Senior Notes with a face value of $98.7 million. These transactions resulted in a pre-tax gain on debt extinguishment (including costs associated with the Senior Notes repurchase) of $40.0 million which was recorded in the Other expense (income), net line item. The gain on debt extinguishment resulted in basic earnings per share of $0.82 for the second quarter of 2020 and the respective year-to-date period. Any deferred debt issuance costs related to the purchased Senior Notes were expensed and recorded in the interest expense line item.

Since June 27, 2020 and through July 29, 2020, the Company paid $10.7 million through open-market purchases for the purchase of Senior Notes with a face value of $13.4 million. Independent of these transactions the Company continues to work with its advisors to explore opportunities to repurchase, refinance or extend the maturity of its debt.
Whether the Company will be able to repay or refinance the Senior Notes will depend on economic, financial, competitive and other factors that may be beyond its control, including the COVID-19 pandemic, and on the Company’s financial performance at the time. The COVID-19 pandemic and measures implemented to slow the spread of COVID-19 may negatively impact the Company's ability to repay or refinance the Senior Notes. The extent to which the COVID-19 pandemic ultimately impacts the Company’s ability to repay or refinance the Senior Notes will depend on future developments, which are highly uncertain and cannot be predicted with certainty. Any refinancing of the Senior Notes may be at a higher interest rate and may require the Company to comply with additional covenants and obligations, which could further restrict the Company's business operations. If the Company is unable to repay or refinance the Senior Notes, the holders of the Senior Notes may pursue certain remedies relating to the collateral securing the guaranty of the Senior Notes or pursue other remedies, in each case in accordance with the Indenture and the documents relating to such collateral, all of which could have a material adverse effect on the Company.
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
See Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this Report for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $120.0 million as of June 27, 2020, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $120.0 million as of June 27, 2020. Of this amount, $115.8 million was held by foreign subsidiaries. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than deferred tax liability of $10.8 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no U.S. federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.
The Company’s most significant foreign currency exposures include:
•Brazilian real
•Chinese renminbi
•Indonesian rupiah
•Malaysian ringgit
•Mexican peso
•South African rand
Business units in which the Company generated at least $100 million of sales in 2019 included:
•Brazil
•China
•Fuller Mexico
•Tupperware Mexico
•the United States and Canada
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
Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of June 27, 2020 the Company has $501.3 million of Senior Notes that will mature on June 1, 2021, which is within one year of the date that the consolidated financial statements are issued for the second quarter ended June 27, 2020. Based on the definitions in the relevant accounting standards, management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern. This evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
The Company expects to continue to address its outstanding current indebtedness through open-market purchases, future tender offers, exchange offers of debt for debt, cash or equity, or otherwise (“debt refinancing”). The Company has successfully retired $98.7 million of those Senior Notes at a discount to par during the second quarter and an additional $13.4 million subsequent to the end of second quarter and through July 29, 2020. In addition to the debt refinancing, the Company believes that its improved profitability and revenue growth through the Turnaround Plan, together with the anticipated sale of the Company's Orlando real estate and other non-core assets, and its forecasted availability under its Credit Agreement, will enable the Company to meet all its future debt obligations. However, as the debt refinancing and sale of non-core assets is conditional upon the execution of agreements with new or existing investors or the execution of sales agreements with third parties, which are considered outside of the Company’s control, the debt refinancing and sales of assets are not considered probable of occurring until such time as they are completed. The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the second quarter ended June 27, 2020 the Company generated $101.8 million of cash flows from operating activities, net of investing activities, through reductions in discretionary spending, revisiting investment strategies, improvements in working capital including inventory reductions, and reducing payroll costs, including through organizational redesign, employee furloughs, and permanent reductions in employee headcount. As of June 27, 2020, the Company is in compliance with its financial covenants under its Credit Agreement. The Company currently forecasts that it will be in compliance with its financial covenants for at least one year from the issuance of these interim financial statements, after taking into consideration the measures noted above. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s compliance with its financial covenants which could have a material adverse effect on the Company. See Note 10 to the Consolidated Financial Statements for further discussion of the impact of an Event of Default. See Part II, Item 1A under “The Outbreak of the Novel Coronavirus (COVID-19) Pandemic” for more information regarding COVID-19 and how it could affect the Company’s business, financial condition, results of operations, cash flows and liquidity.
Operating Activities: Net cash from operating activities in the year-to-date periods ended June 27, 2020 and June 29, 2019 were inflows of $45.3 million and $1.3 million, respectively. The net favorable comparison was primarily due to a favorable impact from higher accrued liabilities due to the timing of payments in light of COVID-19, cash impact from hedging activities, reduction in inventory and lower cash tax payments.
Investing Activities: During the year-to-date period ended June 27, 2020, the Company had $15.9 million proceeds from the sale of long-term assets partially offset by $14.1 million of capital expenditures primarily invested in:
•$5.7 million related to molds used in the manufacturing of products
•$4.8 million related to global information technology projects
•$3.1 million related to buildings and improvements, and other machinery and equipment
•$0.5 million primarily related to land development near the Company's Orlando, Florida headquarters
In the year-to-date period ended June 29, 2019, the Company had $4.7 million proceeds from the sale of long-term assets partially offsetting the $27.2 million of capital expenditures mainly consisting of:
•$11.1 million on various global information technology projects
•$9.1 million related to molds used in the manufacturing of products
•$7.0 million related to the land development near the Company's Orlando, Florida headquarter, buildings and improvements, and other machinery and equipment
Financing Activities: In the year-to-date period of 2020, the Company paid $56.4 million related to the retirement of its Senior Notes. The Company had increase in revolver borrowings of $17.8 million and $85.2 million in the year-to-date periods of 2020 and 2019, respectively, for the funding of operating, investing and financing activities.
Dividends paid to shareholders were $47.3 million in the first half of 2019. The Company suspended its dividend beginning the fourth quarter of 2019.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2020 and 2019, 1,699 and 25,673 shares were retained to fund withholding taxes, totaling $0.01 million and $0.80 million, respectively.
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
Interest Rate Risk
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of four different base rates, plus an applicable spread. The Company generally selects LIBOR as its base rate. As of June 27, 2020, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 188 basis points on its U.S. dollar and euro denominated LIBOR/EURIBOR-based borrowings under the Credit Agreement.
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
As of June 27, 2020, the Company had total borrowings of $298.8 million outstanding under its Credit Agreement, with $137.2 million denominated in Euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended June 27, 2020 and June 29, 2019, the cash flow impact of these currency hedges was inflows of $3.9 million and an outflow of $7.5 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open forward contracts as of June 27, 2020 were to buy $74.2 million of U.S. dollars, $28.3 million of South Korean Won and to sell $125.8 million of Euros and $24.7 million of Mexican pesos. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of June 27, 2020, the Company was in a net payable position of approximately $2.7 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts.
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
Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2020 cost of sales will include approximately $86.0 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $8.6 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.
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
Forward-Looking Statements
Certain statements made or incorporated by reference in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not based on historical facts or information are forward-looking statements. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future tense or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the SEC or, with respect to any documents or statements incorporated by reference, on the then current plans and expectations at the time such document was filed with the SEC, or statement was made. Such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in forward-looking statements. Except as required by law, and as outlined below the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. Such risks and uncertainties include, among others, the following:
•successful recruitment, retention and productivity levels of the Company's independent sales forces;

•disruptions caused by the introduction of new or revised distributor operating models or sales force compensation systems or allegations by equity analysts, former distributors or sales force members, government agencies or others as to the legality or viability of the Company's business model, particularly in India;
•disruptions caused by restructuring activities, including facility closure, and the combination and exit of business units, including impacts on business models and the supply chain, as well as not fully realizing expected savings or benefits related to increasing sales from actions taken;
•success of new products and promotional programs;
•the ability to implement appropriate product mix and pricing strategies;
•governmental regulation of materials used in products coming into contact with food (e.g. polycarbonate and polyethersulfone), as well as beauty, personal care and nutritional products;
•governmental regulation and consumer tastes related to the use of plastic in products and/or packaging material;
•the ability to procure and pay for at reasonable economic cost, sufficient raw materials and/or finished goods to meet current and future consumer demands at reasonable suggested retail pricing levels in certain markets, particularly those with stringent government regulations and restrictions;
•the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company's business;
•the value of long-term assets, particularly goodwill and indefinite and definite-lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;
•changes in plastic resin prices, other raw materials and packaging components, the cost of converting such items into finished goods and procured finished products and the cost of delivering products to customers;
•the introduction of Company operations in new markets outside the United States;
•general social, economic and political conditions in markets, such as in Argentina, Brazil, China, France, India, Mexico, Russia and Turkey and other countries impacted by such events;
•issues arising out of the sovereign debt in the countries in which the Company operates, such as in Argentina and those in the Euro zone, resulting in potential economic and operational challenges for the Company's supply chains, heightened counterparty credit risk due to adverse effects on customers and suppliers, exchange controls (such as in Argentina and Egypt) and translation risks due to potential impairments of investments in affected markets;
•disruptions resulting from either internal or external labor strikes, work stoppages, or similar difficulties, particularly in Brazil, France, India and South Africa;
•changes in cash flow resulting from changes in operating results, including from changes in foreign exchange rates, restructuring activities, working capital management, debt payments, share repurchases and hedge settlements;
•the impact of currency fluctuations on the value of the Company's operating results, assets, liabilities and commitments of foreign operations generally, including their cash balances during and at the end of quarterly reporting periods, the results of those operations, the cost of sourcing products across geographies and the success of foreign hedging and risk management strategies;
•the impact of natural disasters, terrorist activities and epidemic or pandemic disease outbreaks, including the coronavirus (COVID-19) outbreak;
•the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications, particularly from Brazil, China, India, Indonesia, Malaysia, Mexico and South Africa;
•the ability to obtain all government approvals on, and to control the cost of infrastructure obligations associated with, property, plant and equipment;
•the ability to timely and effectively implement, transition, maintain and protect necessary information technology systems and infrastructure;
•cyberattacks and ransomware demands that could cause the Company to not be able to operate its systems and/or access or control its data, including private data;
•the ability to attract and retain certain executive officers and key management personnel and the success of transitions or changes in leadership or key management personnel;

•the success of land buyers in attracting tenants for commercial and residential development and obtaining required government approvals and financing;
•the Company's access to, and the costs of, financing and the potential that banks with which the Company maintains lines of credit may be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company's Credit Agreement and Senior Notes; the Company’s ability to comply with, or further amend, financial covenants under its credit agreements and its ability to repay or refinance the debt outstanding under its Credit Agreement or Senior Notes and take other actions to address its capital structure, as well as potential downgrades to the Company’s credit ratings;
•the potential impact to the Company of management's determination regarding substantial doubt about its ability to continue to operate as a going concern;
•integration of non-traditional product lines into Company operations;
•the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company's operations or Company representatives by foreign governments, including changes in interpretation of employment status of the sales force by government authorities, exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular in Argentina and Egypt;
•the effect of competitive forces in the markets in which the Company operates, particularly related to sales of beauty, personal care and nutritional products, where there are a greater number of competitors;
•the impact of counterfeit and knocked-off products and programs in the markets in which the Company operates and the effect this can have on the confidence of, and competition for, the Company's sales force members;
•the impact of changes, changes in interpretation of or challenges to positions taken by the Company with respect to U.S. federal, state and foreign tax or other laws, including with respect to the Tax Act in the United States and non-income taxes issues in Brazil, India, Indonesia and Mexico;
•other risks discussed in Part I, Item 1A, Risk Factors, of the Company's 2019 Annual Report on the Form 10-K, as well as the Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company's other filings with the SEC.
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
As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Controls
There have been no changes in the Company's internal control over financial reporting during the Company's second quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

PART II—OTHER INFORMATION
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
Beginning in February 2020, a number of putative stockholder class actions and shareholder derivative actions were filed against the Company and certain current and former officers and directors. The putative stockholder class actions allege that statements in public filings between January 30, 2019 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures and financial guidance, as well as the need for an amendment of its credit facility, violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s shares during the potential class period and demand unspecified monetary damages. The cases have been consolidated and are pending in the United States District Court for the Middle District of Florida. The shareholder derivative actions allege that certain officers and directors breached fiduciary duties to the Company, were unjustly enriched, and violated Sections 10(b), 14(a) and 20(a) of the Securities Act of 1934, on generally the same fact pattern. Two cases are pending in the United States District Court for the Middle District of Florida and have been consolidated; another case is pending in the Court of the Ninth Judicial Circuit in and for Orange County, Florida, Circuit Civil Division. The Company believes the complaints and allegations to be without merit and intends to vigorously defend itself against the actions. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

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

Financial Covenants, Liquidity and Existing Debt
The Company must meet certain financial covenants as defined in the applicable agreements to borrow under its credit facilities. In the event the Company fails to comply with any of the covenants or to meet its payment obligations, it could lead to an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations. The Company may not have sufficient working capital or liquidity to satisfy its debt obligations in the event of an acceleration of all or a portion of its outstanding obligations. If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance its indebtedness. The Company’s ability to restructure or refinance its debt will depend on market conditions and the Company’s financial performance at such time. Any refinancing, if at all, of the Company’s debt could be at higher interest rates and may require the Company to comply with more covenants, which could further restrict its business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives. While the Company recently amended its Credit Agreement to obtain relief regarding the financial covenant that requires the Company to maintain a specified ratio of (i) Consolidated Funded Indebtedness to (ii) Consolidated EBITDA (the “Consolidated Leverage Ratio), if the Company is unable to meet this modified Consolidated Leverage Ratio, or if the Company is unable to further modify it or other provisions of the Credit Agreement in the future, as may be needed, the Company may be held in default, which could result in the termination of the revolving commitments under the Credit Agreement, the acceleration of the obligations under the Credit Agreement, and possibly other debt obligations under other agreements with cross default provisions, pursuit of certain remedies relating to the collateral securing the obligations under Credit Agreement, and the pursuit of other remedies, all of which could have a material adverse effect on the Company.

On February 26, 2020, S&P downgraded the Company’s credit rating from BB+ to B and placed all of its ratings on Credit Watch with negative implication. On February 27, 2020 Moody’s downgraded the Company’s credit rating from Baa3 to B1. Subsequent to those dates, the Company’s credit ratings have been downgraded further by S&P and Moody’s, with S&P’s rating of the Company currently at CCC-, and Moody’s rating of the Company currently at Caa3. If the Company faces continued downgrades in its credit rating, the Company could experience further strains on its liquidity and capital resources.

The Company previously issued $600 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes become due on June 1, 2021. The Notes were issued under an indenture (the “Indenture”) between the Company and its 100 percent subsidiary, Dart Industries Inc. (the “Guarantor”) and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor has granted a security interest in those certain “Tupperware” trademarks and service marks, as well. The Indenture includes, among others, covenants that limit the ability of the Company to raise indebtedness or equity capital under certain circumstances. During the second quarter ended June 27, 2020 the Company paid $56.4 million through Tender Offers and open-market purchases for the purchase of Senior Notes with a face value of $98.7 million. Independent of these transactions the Company continues to work with its advisors to explore opportunities to repurchase, refinance or extend the maturity of its debt.

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of June 27, 2020 the Company has $501.3 million of Senior Notes that will mature on June 1, 2021, which is within one year of the date that the consolidated financial statements are issued for the second quarter ended June 27, 2020. Based on the definitions in the relevant accounting standards, management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern. This evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. As such, the Company’s consolidated financial statements as of June 27, 2020 have been prepared on a going concern basis. Although the Company has taken, and plans to continue to take, proactive measures to enhance its liquidity position and provide additional financial flexibility, there can be no assurance that these measures will be sufficient. The substantial doubt about the Company's ability to continue as a going concern may affect the price of the Company's common stock and the grade of its credit rating, may negatively impact relationships with third parties with whom the Company does business, including customers, vendors and lenders, may impact the Company's ability to raise additional capital or implement its business plan and may impact its ability to comply going forward with covenants in the Company's Credit Agreement.

Whether the Company will be able to repay or refinance the Senior Notes will depend on market conditions and the Company’s financial performance. Any refinancing, if at all, of the Senior Notes could be at a higher interest rate and may require the Company to comply with more covenants, which could further restrict the Company’s business operations. If the Company is unable to repay or refinance the Senior Notes, the holders of the Seniors Notes may pursue certain remedies relating to the collateral securing the guaranty of the Senior Notes or pursue other remedies, in each case in accordance with the Indenture and the documents relating to such collateral, all of which could have a material adverse effect on the Company.

Item 6. Exhibits.
(a) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Registrant as amended November 1, 2018 (Attached as Exhibit 3.2 to Form 10-Q, filed with the Commission on November 2, 2018 and incorporated herein by reference).

10.1
Separation Agreement and Release of All Claims dated April 9, 2020 between Tupperware Brands Corporation and Justin Hewett (attached as Exhibit 10.1 to Form 8-K filed with the Commission on April 14, 2020 and incorporated herein by reference).#

10.2
Separation Agreement and Release of All Claims dated April 21, 2020 between Tupperware Brands Corporation and Asha Gupta (attached as Exhibit 10.1 to Form 8-K filed with the Commission on April 24, 2020 and incorporated herein by reference).#

10.3	Tupperware Brands Corporation 2020 Inducement Plan (attached as Exhibit 4.3 to Form S-8 filed with the Commission on April 29, 2020 and incorporated herein by reference).#

10.4	Form of Restricted Stock Unit Agreement under Tupperware Brands Corporation 2019 Incentive Plan.#*

10.5
Contract for Sale and Purchase of Real Property, dated as of May 26, 2020, by and among Deerfield Land Corporation, Dart Industries, Inc., Tupperware U.S., Inc., Tupperware Brands Corporation, and O’Connor Management LLC (attached as Exhibit 10.1 to Form 8-K filed with the Commission on July 27, 2020 and incorporated herein by reference).

10.6
First Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among Deerfield Land Corporation, Dart Industries, Inc., Tupperware U.S., Inc., Tupperware Brands Corporation, and O’Connor Management LLC (attached as Exhibit 10.2 to Form 8-K filed with the Commission on July 27, 2020 and incorporated herein by reference).

10.8
Second Amendment to the Purchase and Sale Agreement Contract for Sale and Purchase of Real Property, dated as of July 15June 12, 2020, by and among Deerfield Land Corporation, Dart Industries, Inc., Tupperware U.S., Inc., Tupperware Brands Corporation, and O’Connor Management LLC (attached as Exhibit 10.3 to Form 8-K filed with the Commission on July 27, 2020 and incorporated herein by reference)between Tupperware Brands Corporation and O’Connor Management LLC dated May 20, 2020.*

10.9
Third Amendment to Contract for Sale and Purchase of Real Property, dated as of July 22, 2020, by and among Deerfield Land Corporation, Dart Industries, Inc., Tupperware U.S., Inc., Tupperware Brands Corporation, and O’Connor Management LLC (attached as Exhibit 10.4 to Form 8-K filed with the Commission on July 27, 2020 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer**

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer**

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)*

# Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Cassandra Harris
Cassandra Harris
Executive Vice President and Chief Financial Officer

By:	/s/ Madeline Otero
Madeline Otero
Sr. Vice President, Finance & Accounting
Orlando, Florida
July 29, 2020