Form 10-Q
period 2020-09-26
TUPPERWARE BRANDS CORP
filed 2020-10-29
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 13 weeks ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of October 26, 2020, 49,175,029 shares of the common stock, $0.01 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$477.2	$418.1	$1,250.5	$1,380.7
Cost of products sold	152.1	141.5	415.3	457.3
Gross margin	325.1	276.6	835.2	923.4

Delivery, sales and administrative expense	233.8	241.6	684.8	752.0
Re-engineering charges	3.2	7.5	30.3	15.9
Impairment of goodwill and intangible assets	—	19.7	—	19.7
Gain (loss) on disposal of assets	(32.6)	12.1	(18.8)	11.1
Operating income (loss)	55.5	19.9	101.3	146.9

Interest income	0.3	0.6	1.0	1.6
Interest expense	8.2	10.4	30.5	31.4
Other expense (income), net	(10.1)	(3.8)	(60.2)	(10.5)
Income (loss) before income taxes	57.7	13.9	132.0	127.6

Provision (benefit) for income taxes	23.3	6.1	41.6	43.5
Net income (loss)	$34.4	$7.8	$90.4	$84.1

Earnings per share:
Basic	$0.70	$0.16	$1.84	$1.73
Diluted	$0.65	$0.16	$1.76	$1.72

Weighted-average shares outstanding:
Basic	49.1	48.8	49.0	48.7
Diluted	53.1	48.9	51.5	48.9

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss)	$34.4	$7.8	$90.4	$84.1
Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	(20.7)	(69.8)	(6.8)
Deferred gain (loss) on cash flow hedges, net of tax	(1.3)	0.9	3.2	(1.3)
Pension and other post-retirement benefit (costs), net of tax	1.5	0.5	2.6	0.1
Other comprehensive income (loss)	1.2	(19.3)	(64.0)	(8.0)
Total comprehensive income (loss)	$35.6	$(11.5)	$26.4	$76.1

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 26, 2020	December 28, 2019
Assets
Cash and cash equivalents	$148.8	$123.2
Accounts receivable, net	129.0	110.7
Inventories	217.2	245.2
Non-trade amounts receivable, net	27.9	39.1
Prepaid expenses and other current assets	28.7	20.3
Total current assets	551.6	538.5
Deferred income tax benefits, net	184.2	186.1
Property, plant and equipment, net	208.5	267.5
Operating lease assets	75.5	84.1
Long-term receivables, net	10.1	15.0
Trademarks and tradenames, net	22.8	24.6
Goodwill	57.8	59.5
Other assets, net	80.9	87.1
Total assets	$1,191.4	$1,262.4

Liabilities And Shareholders' Equity
Accounts payable	$96.3	$125.4
Short-term borrowings and current portion of long-term debt and finance lease obligations	765.9	273.2
Accrued liabilities	344.9	290.3
Total current liabilities	1,207.1	688.9
Long-term debt and finance lease obligations	2.2	602.2
Operating lease liabilities	48.5	56.0
Other liabilities	177.6	192.3
Total liabilities	1,435.4	1,539.4
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	216.7	215.0
Retained earnings	1,146.6	1,067.3
Treasury stock, 14,432,061 and 14,678,742 shares, respectively, at cost	(905.6)	(921.6)
Accumulated other comprehensive loss	(702.3)	(638.3)
Total shareholders' equity (deficit)	(244.0)	(277.0)
Total liabilities and shareholders' equity	$1,191.4	$1,262.4

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 28, 2019	63.6	$0.6	14.7	$(921.6)	$215.0	$1,067.3	$(638.3)	$(277.0)
Net income (loss)	—	—	—	—	—	(7.8)	—	(7.8)
Other comprehensive income (loss)	—	—	—	—	—	—	(81.5)	(81.5)
Stock and options issued for incentive plans	—	—	(0.1)	5.2	1.9	(4.8)	—	2.3
March 28, 2020	63.6	0.6	14.6	(916.4)	216.9	1,054.7	(719.8)	(364.0)
Net income (loss)	—	—	—	—	—	63.8	—	63.8
Other comprehensive income (loss)	—	—	—	—	—	—	16.3	16.3
Stock and options issued for incentive plans	—	—	(0.1)	6.8	(1.7)	(3.5)	—	1.6
June 27, 2020	63.6	0.6	14.5	(909.6)	215.2	1,115.0	(703.5)	(282.3)
Net income (loss)	—	—	—	—	—	34.4	—	34.4
Other comprehensive income (loss)	—	—	—	—	—	—	1.2	1.2
Stock and options issued for incentive plans	—	—	(0.1)	4.0	1.5	(2.8)	—	2.7
September 26, 2020	63.6	$0.6	14.4	$(905.6)	$216.7	$1,146.6	$(702.3)	$(244.0)

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity (Deficit)
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 29, 2018	63.6	$0.6	15.0	$(939.8)	$219.3	$1,086.8	$(602.1)	$(235.2)
Net income (loss)	—	—	—	—	—	36.9	—	36.9
Cumulative effect of change in accounting principles	—	—	—	—	—	12.1	(5.0)	7.1
Other comprehensive income (loss)	—	—	—	—	—		19.0	19.0
Cash dividends declared ($0.27 per share)	—	—	—	—	—	(12.9)	—	(12.9)
Stock and options issued for incentive plans	—	—	(0.1)	5.0	(2.8)	(1.1)	—	1.1
March 30, 2019	63.6	0.6	14.9	(934.8)	216.5	1,121.8	(588.1)	(184.0)
Net income (loss)	—	—	—	—	—	39.4	—	39.4
Other comprehensive income (loss)	—	—	—	—	—	—	(7.7)	(7.7)
Cash dividends declared ($0.27 per share)	—	—	—	—	—	(13.2)	—	(13.2)
Stock and options issued for incentive plans	—	—	(0.1)	3.7	(0.2)	(1.1)	—	2.4
June 29, 2019	63.6	0.6	14.8	(931.1)	216.3	1,146.9	(595.8)	(163.1)
Net income (loss)	—	—	—	—	—	7.8	—	7.8
Other comprehensive income (loss)	—	—	—	—	—	—	(19.3)	(19.3)
Cash dividends declared ($0.27 per share)	—	—	—	—	—	(13.3)	—	(13.3)
Stock and options issued for incentive plans	—	—	—	0.2	2.9	(0.2)	—	2.9
September 28, 2019	63.6	$0.6	14.8	$(930.9)	$219.2	$1,141.2	$(615.1)	$(185.0)

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(In millions)	September 26, 2020	September 28, 2019
Operating Activities
Net income (loss)	$90.4	$84.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33.9	41.4
Unrealized foreign exchange loss (gain)	0.7	(0.6)
Stock-based compensation	6.8	7.5
Amortization of deferred debt issuance costs	1.4	0.5
(Gain) loss on disposal of assets	18.8	(11.1)
Provision for bad debts	11.9	24.0
(Gain) on debt extinguishment	(49.9)	—
Write-down of inventories	9.4	8.3
Non-cash impact of impairment costs	—	19.7
Net change in deferred income taxes	(7.8)	3.6
Net cash impact from hedging activity	(0.6)	(1.5)
Other	0.2	—
Changes in assets and liabilities:
Accounts receivable	(32.1)	(15.4)
Inventories	5.3	(16.5)
Non-trade amounts receivable	2.0	(5.2)
Prepaid expenses	(6.4)	(6.6)
Other assets	(2.4)	(9.0)
Accounts payable and accrued liabilities	30.9	(49.8)
Income taxes payable	3.7	(50.5)
Other liabilities	(4.4)	(3.4)
Net cash provided by (used in) operating activities	111.8	19.5
Investing Activities
Capital expenditures	(20.7)	(44.0)
Proceeds from disposal of property, plant and equipment	16.7	20.4
Net cash provided by (used in) investing activities	(4.0)	(23.6)
Financing Activities
Common stock cash dividends paid	—	(60.5)
Common stock repurchase	(0.2)	(0.8)
Senior notes repayment	(163.9)	—
Finance lease repayments	(0.3)	(1.3)
Net increase (decrease) in short-term debt	100.3	46.7
Debt issuance costs	(2.0)	(2.2)
Net cash provided by (used in) financing activities	(66.1)	(18.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.5)	(3.3)
Net change in cash, cash equivalents and restricted cash	35.2	(25.5)
Cash, cash equivalents and restricted cash at beginning of year	126.1	151.9
Cash, cash equivalents and restricted cash at end of period	$161.3	$126.4

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
Certain information and note disclosures normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for complete financial statements have been condensed or omitted as permitted by such rules and regulations. As such, these Consolidated Financial Statements and related notes should be read in conjunction with the audited 2019 Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 2019. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.
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
For the third quarter ended September 26, 2020, the impact of the decline in business activity brought about by the Coronavirus pandemic (“COVID-19”) continues to evolve. As a result, many of the Company's estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.
Liquidity and COVID-19
COVID-19 has been declared by the World Health Organization to be a “pandemic,” has spread to many countries and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time. A top priority for the Company as it navigates through the global COVID-19 pandemic is the safety of its employees and their families, sales force and consumers, and to mitigate the impact of the pandemic on its operations and financial results. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees, sales force and consumers. In order to ensure safety and protect the health of the employees, and to comply with applicable government directives, the Company has modified its business practices to allow its employees to work remotely from home wherever possible, incorporate virtual meetings and restrict all non-essential employee travel.
Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. As of September 26, 2020 the Company has $380.2 million of Senior Notes that will mature on June 1, 2021, which is within one year of the date that the Consolidated Financial Statements are issued for the third quarter ended September 26, 2020. Based on the definitions in the relevant accounting standards, management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern. This evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
The Company expects to continue to address its outstanding current indebtedness through open-market purchases, tender offers, exchange offers of debt for debt, cash or equity, refinancing transactions or otherwise (“debt refinancing”). The Company has successfully retired $98.7 million and $121.1 million of Senior Notes at a discount to par during the second and third quarters of 2020, respectively. In addition to the expected debt refinancing, the Company believes that its improved profitability and revenue growth through the Turnaround Plan (as defined in Note 6: Re-engineering Charges), together with the anticipated proceeds from the sale of real estate and other non-core assets, and its forecasted availability under its Credit Agreement, will enable the Company to meet its future debt obligations. However, as the debt refinancing and sale of non-core assets is conditional upon the execution of agreements with new or existing investors or the execution of sales agreements with third parties, which are considered outside of the Company’s control, the debt refinancing and sales of assets are not considered probable until such time as they are completed. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the third quarter ended September 26, 2020, the Company generated $60.7 million of cash flows from operating activities, net of investing activities, through reductions in discretionary spending, revisiting investment strategies, improvements in working capital including inventory reductions, and reducing payroll costs, including through organizational redesign, employee furloughs, and permanent reductions in employee headcount. As of September 26, 2020, the Company is in compliance with its financial covenants under its Credit Agreement, and the Company believes that it will continue to be in compliance with its financial covenants under its Credit Agreement. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s compliance with its financial covenants which could have a material adverse effect on the Company. See Note 16: Debt to the Consolidated Financial Statements for further discussion of the impact of an Event of Default.
New Accounting Pronouncements
Standards Recently Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this guidance at the beginning of the second quarter of 2020 and the adoption did not have a material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, an amendment to existing guidance on the accounting for implementation, setup, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor that is a service contract. Under the amendment, the requirement for capitalizing implementation costs incurred in a hosting environment that is a service contract is aligned with the requirements for capitalizing implementation costs incurred for an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance at the beginning of the first quarter of 2020 and the adoption did not have a material impact on its Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, an amendment to existing guidance for the measurement of credit losses on financial instruments and subsequent updates to that amendment. This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when recording credit loss estimates. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. The Company adopted this guidance at the beginning of the first quarter of 2020 and the adoption did not have a material impact on its Consolidated Financial Statements.
Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, an optional guidance for a limited period of time to ease the transition from the London interbank offered rate (“LIBOR”) to an alternative reference rate. The ASU intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. The amendments should be applied on a prospective basis. The Company continues to evaluate the impact of the potential adoption of this amendment on its Consolidated Financial Statements.
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
Note 2: Revenue Recognition
The Company defines a contract, for revenue recognition purposes, as the order received from the Company’s customer who, in most cases, is one of the Company’s independent distributors or a member of its independent sales force. Revenue is recognized when control of the product passes to the customer, which is upon shipment, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts and net of expected returns which is estimated using historical return patterns and current expectation of future returns. The Company elected to account for shipping and handling activities that occur after the customer has obtained control of the product as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Generally, payment is either received in advance or in a relatively short period of time following shipment. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations that are not yet met. These obligations generally relate to product awards to be subsequently fulfilled. When that is the case, revenue is deferred until each performance obligation is met. Deferred revenue is recorded in the accrued liabilities line item in the Consolidated Balance Sheets.
Deferred revenue balance which was primarily related to payments received in advance for orders not yet shipped was as follows:

(In millions)	September 26, 2020	December 28, 2019
Deferred revenue	$36.1	$3.2
Note 3: Distribution Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expenses. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue.
Distribution costs were:

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Distribution costs	$41.0	$30.1	$103.5	$95.7
Note 4: Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for other activities, ancillary to the Company’s business, but considered separate and distinct services from sales, which are measured by defined group/team sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known.
Promotional costs were:

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Promotional costs	$68.6	$64.7	$181.1	$214.9

Note 5: Stock-based Compensation
Stock option activity for 2020 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 28, 2019	3,340,739	$56.28
Granted	1,000,000	2.61
Expired / Forfeited	(94,186)	45.73
Outstanding at September 26, 2020	4,246,553	$43.88	$20.0
Exercisable at September 26, 2020	2,877,162	$57.82	$—
The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2020 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 28, 2019	528,289	$28.82
Time-vested shares granted	2,740,985	4.46
Market-vested shares granted	1,715,566	1.70
Performance shares granted	743,770	3.01
Performance share adjustments	305,094	2.38
Vested	(134,543)	19.75
Forfeited	(716,377)	12.65
September 26, 2020	5,182,784	$4.17
Stock-based compensation for the third quarter ended September 26, 2020 and September 28, 2019 were as follows:

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock options	$0.3	$0.6	$0.8	$1.8
Time, performance and market vested share awards	2.7	2.4	6.0	5.7
Unrecognized stock-based compensation expense and the weighted average years to recognize the unrecognized stock-based compensation was as follows:

(In millions)	September 26, 2020
Unrecognized stock-based compensation expense	$16.0
Weighted average years to recognize the unrecognized stock-based compensation	2.2 years

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	39 weeks ended
(In millions)	September 26, 2020	September 28, 2019
Shares retained to fund withholding taxes	11,187	25,947
Value of shares retained to fund withholding taxes	$0.2	$0.8

Note 6: Re-engineering Charges
Re-engineering charges are mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the “Turnaround Plan”) and the July 2017 revitalization program (“2017 program”). The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. The Turnaround Plan charges primarily related to severance costs and outside consulting services. The 2017 program charges primarily related to severance and other costs.
The re-engineering charges were:

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Turnaround plan	$2.7	$4.6	$28.4	$10.0
2017 program	0.5	1.1	1.9	3.3
Other	—	1.8	—	2.6
Total re-engineering charges	$3.2	$7.5	$30.3	$15.9

Turnaround Plan
Re-engineering charges in the third quarter of 2020 for the Turnaround Plan were $2.7 million, primarily related to the South America segment. In the third quarters of 2019 the charges were $1.4 million and $3.2 million, for the Asia Pacific and Europe segment, respectively. Charges for the year-to-date periods were:

	39 weeks ended
(In millions)	September 26, 2020	September 28, 2019
Asia Pacific	$4.0	$3.9
Europe	12.1	6.1
North America	1.4	—
South America	3.1	—
Corporate	7.8	—
Total turnaround plan charges	$28.4	$10.0
The balances included in accrued liabilities related to re-engineering charges for the Turnaround Plan were:

(In millions)	September 26, 2020	December 28, 2019
Beginning of the year balance	$12.9	$—
Provision	28.4	26.4
Adjustments and other charges	1.0	(1.7)
Cash expenditures:
Severance	(22.6)	(0.9)
Other	(1.4)	(10.9)
End of period balance	$18.3	$12.9

2017 Program
The re-engineering charges related to the 2017 program were:

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Asia Pacific	$—	$(0.1)	$—	$0.6
Europe	(0.3)	0.9	1.1	1.8
North America	0.8	0.3	0.8	0.9
Total 2017 program charges	$0.5	$1.1	$1.9	$3.3

The balances included in accrued liabilities related to re-engineering charges for the 2017 program were:

(In millions)	September 26, 2020	December 28, 2019
Beginning of the year balance	$3.1	$23.3
Provision	1.9	4.5
Adjustments and other charges	(0.7)	(0.3)
Cash expenditures:
Severance	(1.8)	(20.3)
Other	(1.5)	(3.6)
Currency translation adjustment	—	(0.5)
End of period balance	$1.0	$3.1
Note 7: Income Taxes
The effective tax rate was:

	13 weeks ended		39 weeks ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Effective tax rate	40.4%	43.9%	31.5%	34.1%

The change in effective tax rate in the third quarters of 2020 and 2019, respectively, and in the respective year-to-date periods was impacted by:
•a favorable treatment of gain on debt extinguishment sheltered by a mixture of previously valued foreign tax credits and global intangible low-taxed income (“GILTI”) tax credits, partially offset by:
•a change in jurisdictional mix of earnings
•an unfavorable adjustment related to a continued limitation of interest expense deductions requiring a valuation allowance

Accrual for uncertain tax positions and interest and penalties related to uncertain tax positions were:

(In millions)	September 26, 2020	December 28, 2019
Accrual for uncertain tax positions	$13.5	$13.5
Interest and penalties related to uncertain tax positions	$0.7	$4.0

The Company estimates that as of September 26, 2020, approximately $13.2 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate.
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
The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law by the President of the United States on March 27, 2020. This legislation was aimed at providing relief for individuals and businesses impacted by the Coronavirus outbreak. The CARES Act included several significant business tax provisions that, among other things, eliminated the taxable income limit for certain net operating losses (NOL) and allowed businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, suspended the excess business loss rules, accelerated refunds of previously generated corporate Alternative Minimum Tax credits, loosened the business interest limitation under section 163(j) from 30 percent to 50 percent, allowed for deferral of payroll taxes and established an employer retention credit. While the Company was able to claim employee retention credits, payroll tax deferrals and applied for a refund of its previous alternative minimum tax credits, the overall impact from the CARES Act was not material.

Note 8: Earnings Per Share
Basic earnings per share is calculated by dividing net income (loss) by the weighted-average shares outstanding. Diluted earnings per share is calculated by also considering the impact of dilutive securities such as options, restricted shares, restricted stock units and performance share units on both net income and the weighted-average shares outstanding.
The elements of the earnings per share computations were as follows:

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss)	$34.4	$7.8	$90.4	$84.1

Weighted-average basic shares outstanding	49.1	48.8	49.0	48.7
Effect of dilutive securities	4.0	0.1	2.5	0.2
Weighted-average diluted shares	53.1	48.9	51.5	48.9

Basic earnings per share	$0.70	$0.16	$1.84	$1.73
Diluted earnings per share	$0.65	$0.16	$1.76	$1.72

Excluded anti-dilutive shares	3.3	3.9	4.0	3.9
Note 9: Accumulated Other Comprehensive Loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 28, 2019	$(600.2)	$(2.4)	$(35.7)	$(638.3)
Other comprehensive income (loss) before reclassifications	(69.8)	6.0	1.0	(62.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.8)	1.6	(1.2)
Other comprehensive income (loss)	(69.8)	3.2	2.6	(64.0)
Balance at September 26, 2020	$(670.0)	$0.8	$(33.1)	$(702.3)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 29, 2018	$(579.1)	$1.7	$(24.7)	$(602.1)
Cumulative effect of change in accounting principle	(3.8)	(1.2)	—	(5.0)
Other comprehensive income (loss) before reclassifications	(6.8)	(2.8)	0.6	(9.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.5	(0.5)	1.0
Other comprehensive income (loss)	(6.8)	(1.3)	0.1	(8.0)
Balance at September 28, 2019	$(589.7)	$(0.8)	$(24.6)	$(615.1)
Amounts reclassified from accumulated other comprehensive income (loss) that related to cash flow hedges consisted of:

	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) Related To Cash Flow Hedges
	39 weeks ended
(In millions)	September 26, 2020	September 28, 2019
Cash flow hedges (gain) losses	$(3.5)	$2.1
Tax (benefit) provision	0.7	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss) for cash flow hedges	$(2.8)	$1.5

Amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement items consisted of:

	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) Related To Pension And Other Post-Retirement Items
	39 weeks ended
(In millions)	September 26, 2020	September 28, 2019
Prior service costs/(benefit)	$(0.2)	$(0.8)
Settlements (gains) losses	1.2	—
Actuarial (gains) losses	1.4	—
Tax (benefit) provision	(0.8)	0.3
	$1.6	$(0.5)
Note 10: Cash, Cash equivalents and Restricted Cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include time deposits, certificates of deposit or similar instruments. Any funds that the company is legally restricted to withdraw, including compensating balances are classified as restricted cash. Restricted cash is recorded in prepaid expenses and other current assets and in the long-term other assets balance sheet line items. A reconciliation of the Company’s cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash at end of period in the Consolidated Statements of Cash Flows is as follows:

(In millions)	September 26, 2020	December 28, 2019
Cash and cash equivalents	$148.8	$123.2
Restricted cash	12.5	2.9
Cash, cash equivalents and restricted cash at end of period	$161.3	$126.1
Note 11: Accounts Receivable
The accounts receivable and allowance for bad debts balance was as follows:

(In millions)	September 26, 2020	December 28, 2019
Accounts receivable	$169.9	$174.3
Allowance for bad debts	(40.9)	(63.6)
Accounts receivable, net	$129.0	$110.7
Note 12: Inventories
Inventories balance net of any inventory allowance was as follows:

(In millions)	September 26, 2020	December 28, 2019
Finished goods	$160.9	$197.1
Work in process	27.3	22.4
Raw materials and supplies	29.0	25.7
Total inventories	$217.2	$245.2

Note 13: Long-Term Receivables
As of September 26, 2020, $20.7 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company’s allowance for uncollectible accounts.
The balance of the allowance for long-term receivables was as follows:

(In millions)
Balance at December 28, 2019	$13.9
Write-offs	(3.5)
Provision and reclassifications	9.1
Currency translation adjustment	0.5
Balance at September 26, 2020	$20.0
Note 14: Goodwill, Intangibles and Tradenames
The Company’s goodwill and tradenames relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. In the third quarter of 2020, the Company completed the annual impairment assessments for all of its reporting units and indefinite-lived intangible assets. As part of this testing, the Company analyzed certain qualitative and quantitative factors in completing the annual impairment assessment. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales, profit margins, and discount rates, along with the royalty rate related to tradenames. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded there were no impairments.
Although no reporting units failed the assessments noted above, in management’s opinion, the goodwill associated with the Japan reporting unit is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. The significant assumptions for the goodwill associated with the Japan quantitative impairment assessment included annual revenue growth rates and a discount rate utilized within the analysis, which impact the Company’s conclusion regarding the likelihood of goodwill impairment for the unit. Total goodwill associated with this reporting unit was $11.0 million as of September 26, 2020. Based on the 2020 annual impairment test, the estimated fair value of Japan reporting unit exceeded its carrying value by approximately 11.0 percent. The projected future cash flows, which included revenue growth rates ranging from negative 15.5 percent to positive 9.0 percent with an average growth rate of 1.3 percent, were discounted at 9.0 percent.
Similarly, while no tradenames failed the assessment, in management’s opinion, the NaturCare tradename is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the royalty rate or discount rate. The significant assumptions for the quantitative impairment assessment of the NaturCare tradename included annual revenue growth rates, royalty rate, and the discount rate utilized within the analysis, which impact the Company’s conclusion regarding the likelihood of impairment of the tradename. Total carrying value of the NaturCare tradename was $11.5 million as of September 26, 2020. Based on the 2020 annual impairment test, the estimated fair value of the NaturCare exceeded its carrying value by approximately 11.0 percent. The projected future cash flows, which included annual revenue growth rates ranging from negative 4.0 percent to 2.0 percent with an average growth rate of 1.3 percent and a royalty rate of 4.0 percent, were discounted at 10.0 percent.
Note 15: Derivative Financial Instruments and Hedging Activities
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
Fair Value Hedges
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, as of the beginning of 2019, the Company made the accounting policy election in accordance with ASU 2017-12 to exclude forward points and record their impact in the same income statement line item that is used to present the earnings effect of the hedged item for 2019, Other expense (income), net. Pretax income on forward points was as follows:

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Forward points gain (loss) on fair value hedges	$2.8	$5.1	$15.4	$13.2

Cash Flow Hedges
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases. At initiation, the Company’s cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The effective portion of the gain or loss on the open hedging instrument is recorded in other comprehensive income and is reclassified into earnings when settled through the same line item as the transaction being hedged. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company made an accounting policy change as of the beginning of 2019 to include forward points in the assessment of effectiveness for cash flow hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense incurred for open cash flow hedges as of December 30, 2018, the Company recorded an adjustment of $1.2 million, net of taxes, to accumulated comprehensive income and retained earnings to reflect this accounting policy change. There was an immaterial impact from forward points recorded in other comprehensive income for activity related to the third quarters and year-to-date periods of 2020 and 2019. Manufacturing variances that will be capitalized and amortized over actual months of inventory turns related to the forward point impact from the settlement of cash flow hedges were:

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Forward points gain (loss) from settlement of cash flow hedges	$(0.6)	$(1.0)	$(2.0)	$(3.1)
Net Investment Hedges
The Company uses derivative financial instruments, such as forward contracts and certain Euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net investment hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company made an accounting policy change as of the beginning of 2019 to include forward points in the assessment of effectiveness for net investment hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. The impact of forward points is being recorded in other comprehensive income and will remain there indefinitely since that is where the gains and losses on hedges of net equity are recorded. Based on the interest expense associated with forward points incurred for open net investment hedges as of December 30, 2018, the Company recorded an adjustment of $3.8 million, net of taxes, to accumulated comprehensive income to reflect this accounting policy change. The impact related to forward points on hedges of net equity investment is recorded as a component of other comprehensive income. Changes in fair value, net of tax, excluding any ineffective portion of the hedges recorded in other comprehensive income and the pretax income on forward points was as follows:

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Fair value gain (loss) recorded in other comprehensive income	$(5.6)	$5.3	$6.9	$(9.9)
Forward points gain (loss) recorded in other comprehensive income	$(3.4)	$(5.2)	$(16.2)	$(14.1)

Notional Value
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions.

(In millions)	September 26, 2020	December 28, 2019
Notional value of forward contracts to purchase currencies	$143.0	$137.7
Notional value of forward contracts to sell currencies	$141.9	$143.5
As of September 26, 2020, the notional values of the largest positions outstanding were to purchase $58.4 million of South Korean Won, and to sell $83.4 million of Euros and $32.8 million of United States Dollars.
Fair Value Measurement
The following table summarizes the Company’s derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company’s financial position as of September 26, 2020 and December 28, 2019. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Sep 26, 2020	Dec 28, 2019	Balance sheet location	Sep 26, 2020	Dec 28, 2019
Foreign exchange contracts	Non-trade amounts receivable	$7.4	$16.0	Accrued liabilities	$6.0	$19.8
The following table summarizes the impact on the results of operations for the third quarters of 2020 and 2019 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

		Amount of gain (loss) recognized in income on derivatives			Amount of gain (loss) recognized in income on related hedged items
		13 weeks ended			13 weeks ended
Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	September 26, 2020	September 28, 2019	Location of gain (loss) recognized in income on related hedged items	September 26, 2020	September 28, 2019
Foreign exchange contracts	Other expense	$1.4	$(8.8)	Other expense	$(1.4)	$9.0
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the third quarters of 2020 and 2019:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain (loss) recognized in OCI on derivatives (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)
Cash flow hedging relationships	2020	2019		2020	2019
Foreign exchange contracts	$(0.4)	$(0.1)	Cost of products sold	$1.0	$(1.0)
Net investment hedging relationships
Foreign exchange contracts	$(4.1)	$3.4
Euro denominated debt	$(3.1)	$3.3
The following table summarizes the impact on the results of operations for the year-to-date periods ended September 26, 2020 and September 28, 2019 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

		Amount of gain (loss) recognized in income on derivatives			Amount of gain (loss) recognized in income on related hedged items
		39 weeks ended			39 weeks ended
Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	September 26, 2020	September 28, 2019	Location of gain (loss) recognized in income on related hedged items	September 26, 2020	September 28, 2019
Foreign exchange contracts	Other expense	$(31.6)	$0.2	Other expense	$33.6	$—

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the year-to-date periods ended September 26, 2020 and September 28, 2019:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain (loss) recognized in OCI on derivatives (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)
Cash flow hedging relationships	2020	2019		2020	2019
Foreign exchange contracts	$6.7	$(3.7)	Cost of products sold	$3.5	$(2.1)
Net investment hedging relationships
Foreign exchange contracts	$14.2	$(16.1)
Euro denominated debt	$(5.3)	$3.2
Note 16: Debt
The debt portfolio consisted of:

(In millions)	September 26, 2020	December 28, 2019
Senior notes (face value)	$380.2	$600.0
Credit agreement (a)	384.1	272.0
Finance leases	3.6	3.6
Other	0.2	(0.2)
Total debt	$768.1	$875.4

Short-term borrowings and current portion of long-term debt and finance lease obligations	$765.9	$273.2
Long-term debt and finance lease obligations	2.2	602.2
Total debt	$768.1	$875.4
____________________
(a)    $171.1 million and $174.9 million denominated in Euro as of September 26, 2020 and December 28, 2019, respectively.
Credit Agreement
On March 29, 2019, the Company and its wholly owned subsidiaries, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated their multicurrency Credit Agreement (as further amended via an Amendment No. 1 dated August 28, 2019, the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the credit agreement dated September 11, 2013, and as amended (the “Old Credit Agreement”), and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed credit facility in an aggregate amount of $650.0 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50.0 million of the Facility Amount, and (iii) a swingline facility, available up to $100.0 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325.0 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million), subject to certain conditions. As of September 26, 2020, the Company had total borrowings of $384.1 million outstanding under its Credit Agreement, with $171.1 million of that amount denominated in Euro.

Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the LIBOR or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in U.S. Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of September 26, 2020, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 188 basis points on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.
Similar to the Old Credit Agreement, the Credit Agreement contains customary covenants that, among other things, limit the ability of the Company’s subsidiaries to incur indebtedness and limit the ability of the Company and its subsidiaries to create liens on and sell assets, engage in certain liquidations or dissolutions, engage in certain mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications.
On February 28, 2020, the Company amended the Credit Agreement (the “Amendment”) in order to modify certain provisions, including the consolidated leverage ratio covenant. Previously, the Company had to maintain, at specified measurement periods, a Consolidated Leverage Ratio that was not greater than or equal to 3.75 to 1.00. Following the Amendment, the Company is required to maintain at the last day of each quarterly measurement period a Consolidated Leverage Ratio not greater than or equal to the ratio as set forth below opposite the period that includes such day (or, if such day does not end on the last day of the calendar quarter, that includes the last day of the calendar quarter that is nearest to such day):

Period	Consolidated Leverage Ratio
From the amendment effective date to and including June 27, 2020	5.75 to 1.00
September 26, 2020	5.25 to 1.00
December 26, 2020	4.50 to 1.00
March 27, 2021	4.00 to 1.00
June 26, 2021 and thereafter	3.75 to 1.00
Under the Credit Agreement and consistent with the Old Credit Agreement, Dart Industries Inc. (the “Guarantor”) unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrowers relating to the Credit Agreement, supported by a security interest in certain “Tupperware” trademarks and service marks. The Amendment eliminated the requirement that a Non-Investment Grade Ratings Event, as defined in the Credit Agreement, must occur before the Company is required to cause the Additional Guarantee and Collateral Requirement, as defined in the Credit Agreement, to be satisfied. Pursuant to the Amendment, the Company is required to cause certain of its domestic subsidiaries to become guarantors and the Company and certain of its domestic subsidiaries are required to pledge additional collateral (the “Additional Guarantee and Collateral”).
For purposes of the Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. The Company is in compliance with the financial covenants in the Credit Agreement. The Credit Agreement was amended to prevent the Company from exceeding the Consolidated Leverage Ratio for the four fiscal quarters ending in March 2020, and continuing through the calculation for the four fiscal quarters ending in March 2021. If the Company had exceeded the Consolidated Leverage Ratio, this could have constituted an Event of Default, potentially resulting in a cross-default under cross-default provisions with respect to other of the Company’s debt obligations, giving the lenders the ability to terminate the revolving commitments, accelerate outstanding amounts under the Credit Agreement, exercise certain remedies relating to the collateral securing the Credit Agreement and require the Company to post cash collateral for all outstanding letters of credit. In addition to the relief provided in the Amendment, the Company has reduced certain operating expenses beginning in 2020 and could use available cash, including repatriating cash held outside of the United States, to make debt repayments to lower its Consolidated Leverage Ratio.
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

At September 26, 2020, the Company had $299.6 million of unused lines of credit, including $259.3 million under the committed, secured Credit Agreement, and $40.3 million available under various uncommitted lines around the world.
Senior Notes
The Company currently has outstanding $380.2 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2021. The Notes were issued under an indenture (the “Indenture”), by and among the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor has granted a security interest in those certain “Tupperware” trademarks and service marks as well. The Indenture includes, among others, covenants that limit the ability of the Company and its subsidiaries to (i) incur indebtedness secured by liens on certain real property, (ii) enter into certain sale and leaseback transactions, (iii) with respect to the Company only, consolidate or merge with another entity, or sell or transfer all or substantially all of its properties and assets and (iv) sell the capital stock of the Guarantor or sell or transfer all or substantially all of its assets or properties. See Note 8: Financing Obligations to the Consolidated Financial Statements in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019 for further details regarding the Senior Notes.
Whether the Company will be able to repay or refinance the Senior Notes will depend on economic, financial, competitive and other factors that may be beyond its control, including the COVID-19 pandemic, and on the Company’s financial performance at the time. The COVID-19 pandemic and measures implemented to slow the spread of COVID-19 may negatively impact the Company’s ability to repay or refinance the Senior Notes. The extent to which the COVID-19 pandemic ultimately impacts the Company’s ability to repay or refinance the Senior Notes will depend on future developments, which are highly uncertain and cannot be predicted with certainty. Any refinancing of the Senior Notes may be at a higher interest rate and may require the Company to comply with additional covenants and obligations, which could further restrict the Company’s business operations. If the Company is unable to repay or refinance the Senior Notes, the holders of the Senior Notes may pursue certain remedies relating to the collateral securing the guaranty of the Senior Notes or pursue other remedies, in each case in accordance with the Indenture and the documents relating to such collateral, all of which could have a material adverse effect on the Company.
Senior Notes Repurchase
During the third quarter and year-to-date periods of 2020 the Company retired Senior Notes through tender offers and open-market purchases and recorded the pre-tax gain on debt extinguishment in the Other expense (income), net line item. Any deferred debt issuance costs related to the purchased Senior Notes were expensed and recorded in the interest expense line item. The details of these Senior Notes were as follows:

	13 weeks ended	39 weeks ended
(In millions)	September 26, 2020	September 26, 2020
Senior notes retired (face value)	$121.1	$219.8
Less: Cash paid	$107.5	$163.9
Less: Costs incurred	$3.8	$6.0
Gain on debt extinguishment (pre-tax)	$9.8	$49.9

Earnings per share from gain on debt extinguishment	$0.20	$1.02
Note 17: Leases
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
Certain lease agreements held by the Company include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Components of lease expense were as follows:

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost (a) (b)	$10.3	$12.7	$32.7	$38.3

Amortization of right-of-use assets (a)	0.2	0.2	0.6	0.7
Interest on lease liabilities (c)	—	0.1	0.1	0.2
Total finance lease cost	$0.2	$0.3	$0.7	$0.9
____________________
(a)    Included in delivery, sales and administrative expense and cost of products sold.
(b)     Includes immaterial amounts related to short-term rent expense and variable rent expense.
(c)     Included in interest expense.
Supplemental cash flow information related to leases is as follows:

	39 weeks ended
(In millions)	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(29.2)	$(37.2)
Operating cash flows from finance leases	$—	$(0.2)
Financing cash flows from finance leases	$(0.3)	$(1.3)

Leased assets obtained in exchange for new operating lease liabilities	$9.2	$11.0

Supplemental balance sheet information related to leases is as follows:

(In millions, except lease term and discount rate)	September 26, 2020	December 28, 2019
Operating Leases
Operating lease assets	$75.5	$84.1

Accrued liabilities	$28.6	$29.2
Operating lease liabilities	48.5	56.0
Total Operating lease liabilities	$77.1	$85.2

Finance Leases
Property, plant and equipment, at cost	$18.9	$17.9
Accumulated amortization	(11.5)	(10.3)
Property, plant and equipment, net	$7.4	$7.6

Current portion of finance lease obligations	$1.4	$1.3
Long-term finance lease obligations	2.2	2.3
Total Finance lease liabilities	$3.6	$3.6

Weighted Average Remaining Lease Term
Operating Leases	4.2 years	4.5 years
Finance Leases	2.4 years	2.8 years

Weighted Average Discount Rate (a)
Operating Leases	4.8%	5.2%
Finance Leases	5.1%	5.1%
_________________________
(a) Calculated using Company's incremental borrowing rate.
Maturities of lease liabilities as of September 26, 2020 and December 28, 2019 were as follows:

	September 26, 2020		December 28, 2019
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020	$9.2	$1.2	$32.8	$1.4
2021	28.7	1.5	22.6	1.4
2022	16.5	1.1	13.0	1.0
2023	10.2	—	7.5	—
2024	6.7	—	5.6	—
Thereafter	13.2	—	13.0	—
Total undiscounted lease liability	$84.5	$3.8	$94.5	$3.8
Less imputed interest	(7.4)	(0.2)	(9.3)	(0.2)
Total	$77.1	$3.6	$85.2	$3.6

As of September 26, 2020, the Company had an immaterial amount of operating leases that had not yet commenced.

Note 18: Retirement Benefit Plans
Components of net periodic (benefit) cost for the third quarters ended September 26, 2020 and September 28, 2019 were as follows:

	13 weeks ended
	Pension benefits		Post-retirement benefits
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$2.1	$2.1	$0.1	$—
Interest cost	0.9	1.9	0.1	0.1
Expected return on plan assets	(1.0)	(1.0)	—	—
Settlement/curtailment	0.8	0.1	—	—
Net amortization	0.4	0.1	—	(0.3)
Net periodic (benefit) cost	$3.2	$3.2	$0.2	$(0.2)

	39 weeks ended
	Pension benefits		Post-retirement benefits
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$6.3	$5.9	$0.1	$0.1
Interest cost	3.1	4.9	0.3	0.4
Expected return on plan assets	(3.0)	(3.2)	—	—
Settlement/curtailment	1.2	—	—	—
Net amortization	1.8	0.1	(0.6)	(0.9)
Net periodic (benefit) cost	$9.4	$7.7	$(0.2)	$(0.4)

During the year-to-date periods ended September 26, 2020 and September 28, 2019, approximately $2.4 million of pretax loss and $0.8 million of pretax gain were reclassified from other comprehensive income to a component of net periodic (benefit) cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $2.8 million and $1.3 million related to the components of net periodic (benefit) cost, excluding service cost, in other expense in the year-to-date periods ended September 26, 2020 and September 28, 2019, respectively.
Note 19: Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, leased assets and liabilities and short-term borrowings approximated their fair values at September 26, 2020 and December 28, 2019.
The fair value of Senior Notes reflects changes in corporate debt markets and investor preferences. The fair value of Senior Notes is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. The fair value of the Senior Notes was as follows:

	September 26, 2020		December 28, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$380.2	$360.0	$600.0	$605.8
See Note 15: Derivative Financial Instruments and Hedging Activities for discussion of the Company’s derivative financial instruments and related fair value measurements.

Note 20: Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales force members. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.
The Company’s reportable segments primarily sell design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe (Europe, Africa and Middle East) also includes Avroy Shlain® in South Africa and Nutrimetics® in France, which sell beauty and personal care products. Some units in Asia Pacific also sell beauty and personal care products under the NaturCare®, Nutrimetics® and Fuller® brands. North America also includes the Fuller Mexico beauty and personal care products business and sells products under the Fuller Cosmetics® brand in that unit and in Central America. South America also sells beauty products under the Fuller®, Nutrimetics® and Nuvo® brands.
Worldwide sales of beauty and personal care products totaled $63.0 million and $60.5 million in the third quarters of 2020 and 2019, respectively, and $167.7 million and $190.0 million in the respective year-to-date periods.

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales
Asia Pacific	$140.1	$148.8	$394.9	$460.4
Europe	121.2	98.9	317.7	359.0
North America	146.3	103.5	371.6	347.8
South America	69.6	66.9	166.3	213.5
Total net sales	$477.2	$418.1	$1,250.5	$1,380.7

Segment profit
Asia Pacific	$38.8	$32.7	$90.5	$99.9
Europe	29.3	(0.9)	42.7	29.6
North America	21.9	3.3	47.1	41.1
South America	16.0	11.3	30.3	33.3
Total segment profit	106.0	46.4	210.6	203.9

Unallocated expenses	(4.6)	(7.6)	—	(22.0)
Re-engineering charges (a)	(3.2)	(7.5)	(30.3)	(15.9)
Impairment of goodwill and intangibles	—	(19.7)	—	(19.7)
Gain (loss) on disposal of assets	(32.6)	12.1	(18.8)	11.1
Interest expense	(7.9)	(9.8)	(29.5)	(29.8)
Income (loss) before income taxes	$57.7	$13.9	$132.0	$127.6

(In millions)	September 26, 2020	December 28, 2019
Identifiable assets
Asia Pacific	$271.7	$300.3
Europe	277.2	269.7
North America	224.6	235.9
South America	105.6	125.2
Corporate	312.3	331.3
Total identifiable assets	$1,191.4	$1,262.4
_________________________
(a)See Note 6: Re-engineering Charges for further discussion.

Note 21: Guarantor Information
The Company’s payment obligations under the Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain “Tupperware” trademarks and service marks owned by the Guarantor, as discussed in Note 16: Debt. In addition, under the Credit Agreement and consistent with the Old Credit Agreement, the Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrowers relating to the Credit Agreement, supported by a security interest in those certain “Tupperware” trademarks and service marks as well.
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
Condensed consolidated financial information as of September 26, 2020 and December 28, 2019, and for the quarters ended September 26, 2020 and September 28, 2019, for Tupperware Brands Corporation (the “Parent”), Guarantor and all other subsidiaries (the “Non-Guarantors) is as follows:

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended September 26, 2020
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$478.6	$(1.4)	$477.2
Other revenue	—	22.7	0.3	(23.0)	—
Cost of products sold	—	—	176.4	(24.3)	152.1
Gross margin	—	22.7	302.5	(0.1)	325.1

Delivery, sales and administrative expense	2.7	22.3	208.9	(0.1)	233.8
Re-engineering charges	—	1.1	2.1	—	3.2
Impairment of goodwill and intangible assets	—	—	—	—	—
Gain (loss) on disposal of assets	—	(30.4)	(2.2)	—	(32.6)
Operating income (loss)	(2.7)	(31.1)	89.3	—	55.5

Interest income	4.6	0.2	6.0	(10.5)	0.3
Interest expense	7.4	8.9	2.4	(10.5)	8.2
Income (loss) from equity investments in subsidiaries	31.5	71.6	—	(103.1)	—
Other expense (income), net	(8.4)	1.2	(2.9)	—	(10.1)
Income (loss) before income taxes	34.4	30.6	95.8	(103.1)	57.7

Provision (benefit) for income taxes	—	(0.1)	23.4	—	23.3
Net income (loss)	$34.4	$30.7	$72.4	$(103.1)	$34.4

Comprehensive income (loss)	$35.6	$33.4	$71.7	$(105.1)	$35.6

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended September 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$419.6	$(1.5)	$418.1
Other revenue	—	20.9	2.2	(23.1)	—
Cost of products sold	—	2.2	164.0	(24.7)	141.5
Gross margin	—	18.7	257.8	0.1	276.6

Delivery, sales and administrative expense	2.7	19.0	219.8	0.1	241.6
Re-engineering charges	—	0.4	7.1	—	7.5
Impairment of goodwill and intangible assets	—	—	19.7	—	19.7
Gain (loss) on disposal of assets	—	—	12.1	—	12.1
Operating income (loss)	(2.7)	(0.7)	23.3	—	19.9

Interest income	4.8	0.7	8.3	(13.2)	0.6
Interest expense	9.9	11.8	1.9	(13.2)	10.4
Income (loss) from equity investments in subsidiaries	7.0	(1.2)	—	(5.8)	—
Other expense (income), net	(0.4)	(2.1)	(1.3)	—	(3.8)
Income (loss) before income taxes	(0.4)	(10.9)	31.0	(5.8)	13.9

Provision (benefit) for income taxes	(8.2)	(12.5)	26.8	—	6.1
Net income (loss)	$7.8	$1.6	$4.2	$(5.8)	$7.8

Comprehensive income (loss)	$(11.5)	$(18.9)	$(17.1)	$36.0	$(11.5)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	39 weeks ended September 26, 2020
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,252.8	$(2.3)	$1,250.5
Other revenue	—	61.7	6.5	(68.2)	—
Cost of products sold	—	6.2	479.6	(70.5)	415.3
Gross margin	—	55.5	779.7	—	835.2

Delivery, sales and administrative expense	5.9	80.6	598.3	—	684.8
Re-engineering charges	—	6.7	23.6	—	30.3
Impairment of goodwill and intangible assets	—	—	—	—	—
Gain (loss) on disposal of assets	—	(30.4)	11.6	—	(18.8)
Operating income (loss)	(5.9)	(62.2)	169.4	—	101.3

Interest income	13.8	0.8	19.2	(32.8)	1.0
Interest expense	27.8	28.2	7.3	(32.8)	30.5
Income (loss) from equity investments in subsidiaries	60.4	125.9	—	(186.3)	—
Other expense (income), net	(50.0)	(20.9)	10.7	—	(60.2)
Income (loss) before income taxes	90.5	57.2	170.6	(186.3)	132.0

Provision (benefit) for income taxes	0.1	(0.3)	41.8	—	41.6
Net income (loss)	$90.4	$57.5	$128.8	$(186.3)	$90.4

Comprehensive income (loss)	$26.4	$(3.0)	$49.6	$(46.6)	$26.4

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	39 weeks ended September 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,385.4	$(4.7)	$1,380.7
Other revenue	—	72.7	15.8	(88.5)	—
Cost of products sold	—	15.8	532.1	(90.6)	457.3
Gross margin	—	56.9	869.1	(2.6)	923.4

Delivery, sales and administrative expense	6.4	55.5	692.7	(2.6)	752.0
Re-engineering charges	—	1.2	14.7	—	15.9
Impairment of goodwill and intangible assets	—	—	19.7	—	19.7
Gain (loss) on disposal of assets	—	—	11.1	—	11.1
Operating income (loss)	(6.4)	0.2	153.1	—	146.9

Interest income	15.1	1.9	27.9	(43.3)	1.6
Interest expense	29.7	37.6	7.4	(43.3)	31.4
Income (loss) from equity investments in subsidiaries	92.9	102.8	—	(195.7)	—
Other expense (income), net	(1.5)	(0.8)	(8.2)	—	(10.5)
Income (loss) before income taxes	73.4	68.1	181.8	(195.7)	127.6

Provision (benefit) for income taxes	(10.7)	(16.3)	70.5	—	43.5
Net income (loss)	$84.1	$84.4	$111.3	$(195.7)	$84.1

Comprehensive income (loss)	$76.1	$75.0	$117.9	$(192.9)	$76.1

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26, 2020
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	$0.5	$0.9	$147.4	$—	$148.8
Accounts receivable, net	—	—	129.0	—	129.0
Inventories	—	—	217.2	—	217.2
Non-trade amounts receivable, net	—	159.5	83.6	(215.2)	27.9
Intercompany receivables	326.4	1,612.3	234.5	(2,173.2)	—
Prepaid expenses and other current assets	2.0	15.4	49.7	(38.4)	28.7
Total current assets	328.9	1,788.1	861.4	(2,426.8)	551.6
Deferred income tax benefits, net	41.7	42.1	107.0	(6.6)	184.2
Property, plant and equipment, net	—	55.2	153.3	—	208.5
Operating lease assets	—	4.1	71.4	—	75.5
Long-term receivables, net	—	0.1	10.0	—	10.1
Trademarks and tradenames, net	—	—	22.8	—	22.8
Goodwill	—	2.9	54.9	—	57.8
Investments in subsidiaries	1,304.2	1,217.5	—	(2,521.7)	—
Intercompany loan receivables	503.2	102.0	1,088.9	(1,694.1)	—
Other assets, net	6.5	9.9	142.1	(77.6)	80.9
Total assets	$2,184.5	$3,221.9	$2,511.8	$(6,726.8)	$1,191.4

Liabilities And Shareholders' Equity
Accounts payable	$0.6	$5.1	$90.6	$—	$96.3
Short-term borrowings and current portion of long-term debt and finance lease obligations	688.4	—	77.5	—	765.9
Intercompany payables	1,496.7	430.9	245.6	(2,173.2)	—
Accrued liabilities	242.0	41.6	314.9	(253.6)	344.9
Total current liabilities	2,427.7	477.6	728.6	(2,426.8)	1,207.1
Long-term debt and finance lease obligations	—	—	2.2	—	2.2
Intercompany notes payable	—	1,414.3	279.8	(1,694.1)	—
Operating lease liabilities	—	3.5	45.0	—	48.5
Other liabilities	0.8	104.9	156.1	(84.2)	177.6
Total liabilities	2,428.5	2,000.3	1,211.7	(4,205.1)	1,435.4
Total shareholders' equity (deficit)	(244.0)	1,221.6	1,300.1	(2,521.7)	(244.0)
Total liabilities and shareholders' equity	$2,184.5	$3,221.9	$2,511.8	$(6,726.8)	$1,191.4

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

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended September 26, 2020
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(14.5)	$(20.7)	$156.6	$(9.6)	$111.8
Investing Activities
Capital expenditures	—	(13.4)	(7.3)	—	(20.7)
Proceeds from disposal of property, plant and equipment	—	—	16.7	—	16.7
Net intercompany loans	11.6	(98.6)	(106.5)	193.5	—
Net cash provided by (used in) investing activities	11.6	(112.0)	(97.1)	193.5	(4.0)
Financing Activities
Common stock cash dividends paid	—	—	—	—	—
Dividend payments to parent	—	—	(39.2)	39.2	—
Common stock repurchase	(0.2)	—	—	—	(0.2)
Senior notes repayment	(163.9)	—	—	—	(163.9)
Finance lease repayments	—	—	(0.3)	—	(0.3)
Net increase (decrease) in short-term debt	117.5	—	(17.2)	—	100.3
Debt issuance costs	(2.0)	—	—	—	(2.0)
Net intercompany borrowings	56.0	132.6	34.6	(223.2)	—
Net cash provided by (used in) financing activities	7.4	132.6	(22.1)	(184.0)	(66.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.7	(7.2)	—	(6.5)
Net change in cash, cash equivalents and restricted cash	4.5	0.6	30.2	(0.1)	35.2
Cash, cash equivalents and restricted cash at beginning of year	—	0.3	125.8	—	126.1
Cash, cash equivalents and restricted cash at end of period	$4.5	$0.9	$156.0	$(0.1)	$161.3

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended September 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(8.1)	$86.7	$164.8	$(223.9)	$19.5
Investing Activities
Capital expenditures	—	(23.4)	(20.6)	—	(44.0)
Proceeds from disposal of property, plant and equipment	—	—	20.4	—	20.4
Net intercompany loans	3.8	(11.4)	67.9	(60.3)	—
Net cash provided by (used in) investing activities	3.8	(34.8)	67.7	(60.3)	(23.6)
Financing Activities
Common stock cash dividends paid	(60.5)	—	—	—	(60.5)
Dividend payments to parent	—	—	(226.2)	226.2	—
Common stock repurchase	(0.8)	—	—	—	(0.8)
Repayment of finance lease obligations	—	—	(1.3)	—	(1.3)
Net change in short-term debt	52.9	—	(6.2)	—	46.7
Debt issuance costs	(2.2)	—	—	—	(2.2)
Net intercompany borrowings	14.9	(50.1)	(22.8)	58.0	—
Net cash provided by (used in) financing activities	4.3	(50.1)	(256.5)	284.2	(18.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.3)	(3.0)	—	(3.3)
Net change in cash, cash equivalents and restricted cash	—	1.5	(27.0)	—	(25.5)
Cash, cash equivalents and restricted cash at beginning of year	—	0.3	151.6	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$1.8	$124.6	$—	$126.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for the 13 and 39 weeks ended September 26, 2020, compared with the 13 and 39 weeks ended September 28, 2019, and changes in financial condition during the 39 weeks ended September 26, 2020.
The Company’s core sales of environmentally friendly, reusable products, are derived from the distribution of its products through independent sales organizations and individuals, who may also be its customers, who then, in turn, sell to end consumers who are not members of its sales force. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company’s primary business drivers are the size, activity, diversity and productivity of its independent sales organizations.
In 2020, the Company continued to sell directly and/or through its sales force as well as to end consumers via the internet and through business-to-business transactions, in which it sells products to a partner company.
As the impacts of foreign currency translation are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve readers’ ability to understand the Company’s operating results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if current period exchange rates had been used to translate results in the prior period. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a “local currency” basis, or “excluding the impact of foreign currency.” These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a local currency basis may not be comparable to similarly titled measures used by other companies.
COVID-19 has been declared by the World Health Organization to be a “pandemic,” has spread to many countries and is impacting worldwide economic activity. Many governments have implemented policies intended to stop or slow the further spread of the disease, such as shelter-in-place orders, resulting in the temporary closure of schools and non-essential businesses, and these measures may remain in place for a significant period of time. During the third quarter of 2020, the impact of COVID-19 on the Company’s business was most pronounced in Asia Pacific and Europe where the Company experienced partial or country-wide lockdowns of operations in various markets. The third quarter impact of COVID-19 affected financial results and liquidity. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the fourth quarter may also be negatively impacted by COVID-19. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
A top priority for the Company as it navigates through the global COVID-19 pandemic is the safety of its employees and their families, sales force and consumers, and to mitigate the impact of the pandemic on its operations and financial results. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees, sales force and consumers. In order to ensure safety and protect the health of the employees, and to comply with applicable government directives, the Company has modified its business practices to allow its employees to work remotely from home wherever possible, incorporate virtual meetings and restrict all non-essential employee travel.
The Company also continues to take certain measures as part of its Turnaround Plan (as defined in Note 6: Re-engineering Charges of the Consolidated Financial Statements in Part I, Item 1 of this Report) and in response to COVID-19, designed to enhance its liquidity position, provide additional financial flexibility and maintain forecasted financial covenant compliance. These measures include reductions in discretionary spending and reducing payroll costs, including through organizational redesign, employee furloughs and permanent reductions. Additionally, the Company believes that improved profitability and revenue growth through the Turnaround Plan, together with the anticipated proceeds from the sale of real estate and other non-core assets in the coming year, will contribute to its ability to meet future debt obligations.

Results of Operations

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Sep 26, 2020	Sep 28, 2019
Net sales	$477.2	$418.1	14.2%		20.5%	$(22.1)
Gross margin as percent of sales	68.1%	66.2%	1.9	pp	n/a	n/a
Delivery, sales and administrative expense as percent of sales	49.0%	57.8%	(8.8)	pp	n/a	n/a
Operating income	$55.5	$19.9	+		+	$(5.1)
Net income	$34.4	$7.8	+		+	$(3.5)
Net income per diluted share	$0.65	$0.16	+		+	$(0.07)

	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Sep 26, 2020	Sep 28, 2019
Net sales	$1,250.5	$1,380.7	(9.4)%		(2.5)%	$(98.2)
Gross margin as percent of sales	66.8%	66.9%	(0.1)	pp	n/a	n/a
Delivery, sales and administrative expense as percent of sales	54.8%	54.5%	0.3	pp	n/a	n/a
Operating income	$101.3	$146.9	(31.0)%		(19.0)%	$(21.8)
Net income	$90.4	$84.1	7.5%		31.3%	$(15.3)
Net income per diluted share	$1.76	$1.72	2.3%		24.8%	$(0.31)

+	change greater than ±100%
n/a	not applicable
pp	percentage points
Net Sales
Reported sales increased 14.2 percent in the third quarter of 2020 compared with the third quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales increased 20.5 percent, primarily driven by:

•Brazil from higher recruiting and a more active sales force, and use of digital tools
•Italy from an increase in business-to-business sales and higher core sales from a larger sales force
•Mexico (Fuller and Tupperware) from an increase in sales force activity and higher business-to-business sales
•the United States and Canada mainly from a larger and more active sales force and use of digital tools
The adverse impact to net sales in the third quarter of 2020 as a result of COVID-19 is estimated at 3 percent versus the third quarter of 2019. The Company continues to monitor the effects of COVID-19 on its sales and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic. As a result of the pandemic, the Company has seen a rapid adoption of digital tools and techniques by its sales force to reach and sell product solutions to more customers than ever before. Additionally, a positive consumer trend resulting from COVID-19 is in the rise in more people cooking at home, and consumers concerned with food storage and food safety. This, along with new sales and marketing techniques, resulted in an 18 percent increase in our core sales as compared to 2019. The average impact of higher prices was approximately 3 percent.
Reported sales for the year-to-date period decreased 9.4 percent. Excluding the impact of changes in foreign currency exchange rates, sales decreased 2.5 percent, primarily driven by:
•China from a net reduction in studios, shift in product mix, lower consumer spending and studio activities disruption from COVID-19
•France from decrease in business-to-business sales
•the Philippines mainly due to longer closures and disruptions from government mandated lockdowns due to COVID-19
A more detailed discussion of the sales results by reporting segment is included in the segment results section in this Part I, Item 2.
As discussed in Note 4: Promotional Costs to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes certain promotional costs in delivery, sales and administrative expense. As a result, the Company's net sales may not be comparable with other companies that treat these costs as a reduction of revenue.

Gross Margin
Gross margin as a percentage of sales was 68.1 percent and 66.2 percent in the third quarters of 2020 and 2019, respectively. The factors leading to the 1.9 pp increase primarily reflected:
•lower manufacturing costs in Europe
•lower resin costs in Europe and North America
•cost savings from the Turnaround Plan
For the year-to-date periods, gross margin as a percentage of sales was 66.8 percent in 2020, compared with 66.9 percent for the same period of 2019. The decrease was mainly from product mix primarily in Asia Pacific and North America, partially offset by lower resin costs in Europe and North America.
As discussed in Note 3: Distribution Costs to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.
Delivery, Sales and Administrative Expense
Delivery, sales and administrative expense as a percentage of sales was 49.0 percent in the third quarter of 2020, compared with 57.8 percent in 2019. The 8.8pp decrease in comparison primarily reflected:
•lower promotional expenses reflecting the benefits from implementation of right-sizing initiatives related to the Turnaround Plan, primarily in Brazil, Germany, Indonesia, Italy and Mexico (3.5pp)
•lower selling expenses mainly from lower bad debt expense, primarily in France and Fuller Mexico (3.1pp)
•lower administration and other expenses, reflecting the benefits from implementation of right-sizing initiatives related to the Turnaround Plan (2.8pp)

For the year-to-date period of 2020, delivery, sales and administrative expense as a percentage of sales increased 0.3 pp to 54.8 percent, from 54.5 percent in 2019, primarily reflecting increased administration and other expenses mainly due to fees for professional services firms supporting business turnaround efforts and higher management incentives, higher commissions mainly in Indonesia and the United States and Canada, partially offset by lower promotional expenses predominantly in Brazil, Germany, Indonesia, Italy and Mexico.
The Company segregates corporate operating expenses into allocated and unallocated components based upon the estimated time spent managing segment operations. The allocated costs are then apportioned on a local currency basis to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses in the third quarter of 2020 decreased $3.0 million compared with 2019, reflecting a net gain on debt extinguishment of $9.8 million, partially offset by higher management incentives, currency translation losses mainly related to Argentina, non-recurring fees for professional services firms supporting business turnaround efforts and pension settlement costs.
Specific segment impacts are discussed in the segment results section in this Part I, Item 2.
Re-engineering Charges
Refer to Note 6: Re-engineering Charges to the Consolidated Financial Statements in Part I, Item 1 of this Report, for a discussion of re-engineering activities and accruals.
The multi-year decline in revenue led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency and otherwise turnaround its business. These actions often result in re-engineering costs related to headcount reductions and to facility downsizing and closure, other costs that may be necessary in light of the revised operating landscape include structural changes impacting how its sales force operates, as well as related asset write-downs. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts.
The Company recorded $3.2 million and $7.5 million in re-engineering charges during the third quarters of 2020 and 2019, and $30.3 million and $15.9 million of charges for the year-to-date periods, respectively. These re-engineering costs were mainly related to the Turnaround Plan.
The Turnaround Plan has a global focus to drive operational efficiency and right-size the cost structure with an emphasis on organizational realignment, leveraging of procurement and sourcing, driving innovation, and improving sales force engagement and consumer experiences. The Company incurred $2.7 million and $4.6 million in the third quarters of 2020 and 2019, respectively, primarily related to severance costs. In the third quarter of 2020 the Company realized cost savings of approximately $60 million. For full year 2020 the Company is expected to incur approximately $30 million in pretax cost, with 100 percent paid in cash and to generate about $180 million in savings. This plan is expected to run through 2021.

In relation to the 2017 program, the Company incurred charges of $0.5 million and $1.1 million in the third quarters of 2020 and 2019, respectively. Under this program, the Company has incurred $86.0 million of pretax costs starting in the third quarter of 2017 through the third quarter of 2020 and expects to incur an additional $0.7 million of pretax re-engineering costs in the remaining of 2020. The annualized benefit of these actions has been approximately $36.0 million. After reinvestment of a portion of the benefits, improved profitability is reflected most significantly through lower cost of products sold, but also through lower delivery, sales and administrative expense; however, overall profitability has not risen in light of lower sales and higher costs.
The Company incurred $1.8 million in the third quarter of 2019, related to other re-engineering charges.
Impairment of Goodwill and Intangible Assets
Impairment of goodwill and intangible assets was $19.7 million in the third quarter and year-to-date periods of 2019. The 2019 expense was primarily related to impairment of Fuller Mexico goodwill.
The Company’s goodwill and tradenames relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. In the third quarter of 2020, the Company completed the annual impairment assessments for all of its reporting units and indefinite-lived intangible assets. As part of this testing, the Company analyzed certain qualitative and quantitative factors in completing the annual impairment assessment. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales, profit margins, and discount rates, along with the royalty rate related to tradenames. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded there were no impairments.
Although no reporting units failed the assessments noted above, in management’s opinion, the goodwill associated with the Japan reporting unit is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. The significant assumptions for the goodwill associated with the Japan quantitative impairment assessment included annual revenue growth rates and a discount rate utilized within the analysis, which impact the Company’s conclusion regarding the likelihood of goodwill impairment for the unit. Total goodwill associated with this reporting unit was $11.0 million as of September 26, 2020. Based on the 2020 annual impairment test, the estimated fair value of Japan reporting unit exceeded its carrying value by approximately 11.0 percent. The projected future cash flows, which included revenue growth rates ranging from negative 15.5 percent to positive 9.0 percent with an average growth rate of 1.3 percent, were discounted at 9.0 percent. Based on the discounted cash flow model and holding other valuation assumptions constant, Japan’s projected operating profits across all future periods would have to be reduced approximately 13.3 percent, or the discount rate increased to 10.0 percent, in order for the estimated fair value to fall below the reporting unit’s carrying value.
Similarly, while no tradenames failed the assessment, in management’s opinion, the NaturCare tradename is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the royalty rate or discount rate. The significant assumptions for the quantitative impairment assessment of the NaturCare tradename included annual revenue growth rates, royalty rate, and the discount rate utilized within the analysis, which impact the Company’s conclusion regarding the likelihood of impairment of the tradename. Total carrying value of the NaturCare tradename was $11.5 million as of September 26, 2020. Based on the 2020 annual impairment test, the estimated fair value of the NaturCare exceeded its carrying value by approximately 11.0 percent. The projected future cash flows, which included annual revenue growth rates ranging from negative 4.0 percent to 2.0 percent with an average growth rate of 1.3 percent and a royalty rate of 4.0 percent, were discounted at 10.0 percent. Based on the discounted cash flow model and holding other valuation assumptions constant, the projected revenue associated with the tradename, across all future periods, would have to be reduced approximately 9.9 percent, the royalty rate reduced to 3.6 percent, or the discount rate increased to 10.9 percent, in order for the estimated fair value to fall below the tradename’s carrying value.
Gain (loss) on Disposal of Assets
Gain (loss) on disposal of assets was a loss of $32.6 million and gain of $12.1 million in the third quarters of 2020 and 2019, respectively, and a loss of $18.8 million and gain of $11.1 million in the respective year-to-date periods. The loss in the third quarter of 2020 was related to the write-off of capitalized software implementation costs related to the front and back office standardization project that initiated in 2017, due to a shift in the business model and digital strategy set forward by the new leadership team. The 2020 year-to-date loss includes the write-off of capitalized software implementations costs that were partially offset by gains from the sale of a manufacturing and distribution facility in Australia. The 2019 gain was related to the sale of land near the Company’s Orlando, Florida headquarters and the sale of the French marketing office.
Interest Income
Interest income was $0.3 million and $0.6 million in the third quarters of 2020 and 2019, respectively, and $1.0 million and $1.6 million in the respective year-to-date periods. Interest income is related to the interest earned on our cash balances.
Interest Expense
Interest expense was $8.2 million and $10.4 million in the third quarters of 2020 and 2019, respectively, and $30.5 million and $31.4 million in the respective year-to-date periods. The change in interest expense is related to a decrease in the Company’s borrowings.

Other expense (income), net
Other expense (income), net was a gain of $10.1 million and $3.8 million in the third quarters of 2020 and 2019, respectively, and a gain of $60.2 million and $10.5 million in the respective year-to-date periods. The Company records foreign currency translation impacts and pension costs in this line item. This line item includes the gain on debt extinguishment of $9.8 million and $49.9 million in the third quarter and year-to-date periods of 2020.
Provision (Benefit) for Income Taxes
The effective tax rate for the third quarter and year-to-date periods of 2020 was 40.4 percent and 31.5 percent, respectively, compared with 43.9 percent and 34.1 percent for the corresponding 2019 periods. The change in effective tax rate in the third quarters of 2020 and 2019, respectively, and in the respective year-to-date periods was impacted by:
•a favorable treatment of gain on debt extinguishment sheltered by a mixture of previously valued foreign tax credits and global intangible low-taxed income (“GILTI”) tax credits, partially offset by:
•a change in jurisdictional mix of earnings
•an unfavorable adjustment related to a continued limitation of interest expense deductions requiring a valuation allowance
As discussed in Note 7: Income Taxes to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company’s uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income was $34.4 million and $7.8 million in the third quarters of 2020 and 2019, respectively, and $90.4 million and $84.1 million in the respective year-to-date periods. See above discussion for the main drivers of changes in net income. A more detailed discussion of the results by reporting segment is included in the segment results section below in this Part I, Item 2.
International operations generated 90.3 percent and 90.1 percent of sales in the third quarter and year-to-date periods of 2020, respectively, and 93.0 percent and 92.7 percent of sales in the third quarter and year-to-date periods of 2019, respectively. These units generated 96.6 percent and 96.0 percent of net segment profit in the third quarter and year-to-date periods of 2020, respectively, and 99.5 percent and 98.1 percent of net segment profit in the third quarter and year-to-date periods of 2019.
The sale of beauty products generated 13.2 percent and 13.4 percent of sales in the third quarter and year-to-date periods of 2020, respectively, and 14.5 percent and 13.8 percent in the third quarter and year-to-date periods of 2019.
Segment Results
The Company had a negative impact to sales and profit results by reporting segment in the third quarter and year-to-date periods of 2020 as a result of COVID-19. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the fourth quarter may also be negatively impacted by COVID-19. The Company continues to monitor the effects of COVID-19 on its reported sales and profit and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2020	Sep 28, 2019					2020	2019
Net sales	$140.1	$148.8	(6.0)%		(7.0)%	$1.6	29	36
Segment profit	38.8	32.7	18.8%		17.9%	0.3	36	71
Segment profit as percent of sales	27.7%	22.0%	5.7	pp	n/a	n/a	n/a	n/a

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2020	Sep 28, 2019					2020	2019
Net sales	$394.9	$460.4	(14.3)%		(12.7)%	$(8.4)	32	33
Segment profit	90.5	99.9	(9.4)%		(7.3)%	(2.2)	44	49
Segment profit as percent of sales	22.9%	21.7%	1.2	pp	n/a	n/a	n/a	n/a

______________________

n/a	not applicable
pp	percentage points
Reported sales decreased 6.0 percent compared with the third quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales decreased 7.0 percent, primarily driven by:
•China, from a net reduction in studio openings, lower productivity from a shift to mid-priced products from premium priced products due to lower consumer spending trends and studio activities disruption from COVID-19
•Indonesia, Korea, and the Philippines mainly from disruption of sales force activities and lower consumer spending, negatively impacted by COVID-19
•partially offset by Australia & New Zealand, and Malaysia & Singapore, mainly from a more active sales force and in the case of Australia & New Zealand, the use of digital tools
The COVID-19 impact on net sales in the third quarter of 2020 is estimated at negative 9 percent. On average, the impact of higher prices was about 4 percent in the third quarter compared with 2019, primarily related to less promotional pricing.
Reported segment profit increased 18.8 percent compared with the third quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 17.9 percent, primarily reflecting:
•benefits from implementation of right-sizing initiatives related to the Turnaround Plan,
•partially offset by the impact from lower sales volume, lower gross margin in China from product mix, and negative impact from COVID-19
On a year-to-date basis, reported sales decreased 14.3 percent compared with 2019. Excluding the impact of changes in foreign currency exchange rates, sales in 2020 decreased 12.7 percent compared with 2019. The factors impacting the year-to-date sales comparison largely mirrored those of the quarter.
Year-to-date segment profit decreased 9.4 percent on a reported basis, and decreased 7.3 percent in local currency. Local segment profit variances largely mirrored those of the quarter.
The Chinese Renminbi had the most meaningful impact on the third quarter and year-to-date sales and profit comparisons.

Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2020	Sep 28, 2019					2020	2019
Net sales	$121.2	$98.9	22.7%		24.9%	$(1.8)	25	24
Segment profit	29.3	(0.9)	+		+	(1.6)	28	(2)
Segment profit as percent of sales	24.2%	(0.9)%	25.1	pp	n/a	n/a	n/a	n/a

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2020	Sep 28, 2019					2020	2019
Net sales	$317.7	$359.0	(11.5)%		(7.1)%	$(16.9)	25	26
Segment profit	42.7	29.6	44.3%		66.6%	(4.0)	20	15
Segment profit as percent of sales	13.4%	8.2%	5.2	pp	n/a	n/a	n/a	n/a
_________________________

+	change greater than ±100%
n/a	not applicable
pp	percentage points
Reported sales increased 22.7 percent compared with the third quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales increased 24.9 percent compared with the third quarter of 2019, primarily driven by:
•Commonwealth of Independent States and Iberia, from higher recruiting and increased activity
•Germany and Italy, from higher business-to-business sales, as well as core sales improvement mainly from a more active sales force
•partially offset by lower business-to-business sales in Austria, and lower sales in South Africa mainly due to disruptions from COVID-19
The COVID-19 impact on net sales in the third quarter of 2020 is estimated at negative 5 percent. On average, the impact of higher prices was about 2 percent in the third quarter compared with 2019.
Reported segment profit increased $30.2 million compared with the third quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, segment profit increased $31.7 million compared to the third quarter of 2019, primarily driven by:
•the impact from higher sales volume
•higher gross margin
•lower bad debt, mainly in France
•benefits from implementation of right-sizing initiatives related to the Turnaround Plan
•partially offset by impact from COVID-19, primarily in South Africa
On a year-to-date basis, reported sales decreased 11.5 percent compared with 2019. Excluding the impact of changes in foreign currency exchange rates, sales in 2020 decreased 7.1 percent compared with 2019. The factors impacting the year-to-date sales comparison largely mirrored those of the quarter.
Year-to-date segment profit increased 44.3 percent on a reported basis, and 66.6 percent in local currency, compared with 2019. Local segment profit variances largely mirrored those of the quarter.
The South African Rand was the main currency that impacted the third quarter and year-to-date sales and profit comparisons.

North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2020	Sep 28, 2019					2020	2019
Net sales	$146.3	$103.5	41.6%		51.0%	$(6.4)	31	25
Segment profit	21.9	3.3	+		+	(0.4)	21	7
Segment profit as percent of sales	15.0%	3.2%	11.8	pp	n/a	n/a	n/a	n/a

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2020	Sep 28, 2019					2020	2019
Net sales	$371.6	$347.8	6.9%		15.3%	$(25.4)	30	25
Segment profit	47.1	41.1	14.8%		32.1%	(5.4)	22	20
Segment profit as percent of sales	12.7%	11.8%	0.9	pp	n/a	n/a	n/a	n/a
_________________________

+	change greater than ±100%
n/a	not applicable
pp	percentage points

Reported sales increased 41.6 percent compared with the third quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales increased 51.0 percent, primarily driven by:
•Fuller Mexico and Tupperware Mexico, from higher business-to-business sales and a more active sales force
•the United States and Canada, reflecting a larger sales force from higher recruiting, increased activity and leveraging of digital tools
Estimated COVID-19 impact in the third quarter was positive at about 7 percent, mainly from the United States and Canada. On average, the impact of higher prices was about 2 percent in the third quarter compared with 2019.
Reported Segment profit increased $18.6 million compared with the third quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, segment profit increased $19.0 million compared to the third quarter of 2019, primarily driven by:
•Fuller Mexico, from lower bad debt costs and obsolescence charges, and to higher sales volume
•Tupperware Mexico, from higher sales volume and cost savings from the implementation of right-sizing initiatives related to the Turnaround Plan, partially offset by lower gross profit due to promotional pricing and higher obsolescence
•the United States and Canada, from higher sales volume and higher gross margin
On a year-to-date basis, reported sales increased 6.9 percent compared with 2019. Excluding the impact of changes in foreign currency exchange rates, sales in 2020 increased 15.3 percent compared with 2019. The factors impacting the year-to-date sales comparison largely mirrored those of the quarter.
Year-to-date segment profit increased 14.8 percent on a reported basis, and increased 32.1 percent in local currency, compared with 2019. Local segment profit variances largely mirrored those of the quarter.
The Mexican Peso had the most meaningful impact on the third quarter and year-to-date sales and profit comparisons.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2020	Sep 28, 2019					2020	2019
Net sales	$69.6	$66.9	4.0%		35.6%	$(15.5)	15	15
Segment profit	16.0	11.3	40.4%		87.4%	(2.8)	15	24
Segment profit as percent of sales	23.0%	16.9%	6.1	pp	n/a	n/a	n/a	n/a

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2020	Sep 28, 2019					2020	2019
Net sales	$166.3	$213.5	(22.1)%		0.2%	$(47.5)	13	16
Segment profit	30.3	33.3	(9.2)%		19.7%	(8.0)	14	16
Segment profit as percent of sales	18.2%	15.6%	2.6	pp	n/a	n/a	n/a	n/a
_________________________

n/a	not applicable
pp	percentage points
Reported sales increased 4.0 percent compared with the third quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales increased 35.6 percent, primarily driven by:
•Argentina from higher recruiting and increased sales force activity and productivity, including from higher prices due to inflation
•Brazil from higher recruiting and a more active sales force, and use of digital tools
The COVID-19 impact on net sales in the third quarter of 2020 is estimated at negative 1 percent. On average, the impact of higher prices was about 2 percent in the third quarter compared with 2019.
Reported Segment profit increased 40.4 percent compared with the third quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 87.4 percent, primarily reflecting lower promotional and selling expenses from implementation of right-sizing initiatives related to the Turnaround Plan, higher sales volume in the segment, and to higher gross margin in Brazil.
On a year-to-date basis, reported sales decreased 22.1 percent compared with 2019. Excluding the impact of changes in foreign currency exchange rates, sales in 2020 increased 0.2 percent compared with 2019. The factors impacting the year-to-date sales comparison largely mirrored those of the quarter.
Year-to-date segment profit decreased 9.2 percent on a reported basis, and increased 19.7 percent in local currency, compared with 2019. Local segment profit variances largely mirrored those of the quarter.
The Brazilian Real had the most meaningful impact on the third quarter and year-to-date sales and profit comparisons.

Financial Condition
Liquidity and Capital Resources: The Company's net working capital position decreased by $505.1 million compared with the end of 2019. Excluding the impact of changes in foreign currency exchange rates, net working capital decreased $484.5 million, primarily reflecting:
•a $456.1 million increase in short-term borrowings, net of cash and cash equivalents as the Senior Notes became current in June 2020 and an increase in borrowings under the Credit Agreement
•a $52.1 million net increase in accrued liabilities mainly due to the timing of payments in light of COVID-19 and an increase in deferred revenue
•partially offset by favorable impacts from a $23.9 million increase in accounts receivable driven by higher sales at quarter-end and to a $9.0 million increase in prepaid expenses and other current assets, mainly related to higher prepayments of raw materials and insurance premiums, primarily in Mexico and the United States and Canada
On February 26, 2020, S&P downgraded the Company’s credit rating from BB+ to B and placed all of its ratings on Credit Watch with negative implication. On February 27, 2020 Moody’s downgraded the Company’s credit rating from Baa3 to B1. Subsequent to those dates, the Company’s credit ratings have been downgraded further by S&P and Moody’s, with S&P’s rating of the Company currently at CCC-, and Moody’s rating of the Company currently at Caa3. If the Company faces continued downgrades in its credit rating, the Company could also experience further strains on its liquidity and capital resources, higher cost of capital and decreased access to the capital markets.
On February 28, 2020, the Company amended the Credit Agreement (the “Amendment”) and among other things, the Amendment eliminated the requirement that a Non-Investment Grade Ratings Event, as defined in the Credit Agreement, must occur before the Company is required to cause the Additional Guarantee and Collateral Requirement, as defined in the Credit Agreement, to be satisfied. As a result, the Company is required to cause certain of its domestic subsidiaries to become guarantors and the Company and certain of its domestic subsidiaries are required to pledge additional collateral. The Amendment also modified the financial covenant. Previously, the Company had to maintain at specified measurement periods a specified ratio of (i) Consolidated Funded Indebtedness to (ii) Consolidated EBITDA (the “Consolidated Leverage Ratio”) that was not greater than or equal to 3.75 to 1.00. The Credit Agreement was amended to prevent the Company from exceeding the Consolidated Leverage Ratio for the four fiscal quarters ending in March 2020, and continuing through the calculation for the four fiscal quarters ending in March 2021. If the Company had exceeded the Consolidated Leverage Ratio, this could have constituted an Event of Default, potentially resulting in a cross-default under cross-default provisions with respect to other of the Company's debt obligations, giving the lenders the ability to terminate the revolving commitments, accelerate outstanding amounts under the Credit Agreement, exercise certain remedies relating to the collateral securing the Credit Agreement, and require the Company to post cash collateral for all outstanding letters of credit. In addition to the relief provided in the Amendment, the Company has reduced certain operating expenses beginning in 2020 and could use available cash, including repatriating cash held outside of the United States, to make debt repayments to lower its Consolidated Leverage Ratio. Following the Amendment, the Company is required to maintain at the last day of each quarterly measurement period a Consolidated Leverage Ratio not greater than or equal to the ratio as set forth below opposite the period that includes such day (or, if such day does not end on the last day of the calendar quarter, that includes the last day of the calendar quarter that is nearest to such day):

Period	Consolidated Leverage Ratio
From the amendment effective date to and including June 27, 2020	5.75 to 1.00
September 26, 2020	5.25 to 1.00
December 26, 2020	4.50 to 1.00
March 27, 2021	4.00 to 1.00
June 26, 2021 and thereafter	3.75 to 1.00

See the Company’s Form 8-K with a filing date of March 2, 2020 for more information.
As of September 26, 2020, the Company had total borrowings of $384.1 million outstanding under the Credit Agreement, with $171.1 million of that amount denominated in Euro. As of September 26, 2020, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 188 basis points on LIBOR-based borrowings under the Credit Agreement. As of September 26, 2020, and currently, the Company was in compliance with the financial covenants in the Credit Agreement.
As of September 26, 2020, the Company had $299.6 million of unused lines of credit, including $259.3 million under the committed, secured Credit Agreement, and $40.3 million available under various uncommitted lines around the world. With the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million) subject to certain conditions.

The Company currently has outstanding $380.2 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2021. The Notes were issued under an indenture (the “Indenture”), by and among the Company, its 100 percent subsidiary, Dart Industries Inc. (the “Guarantor”), and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor has granted a security interest in those certain “Tupperware” trademarks and service marks as well. The Indenture includes, among others, covenants that limit the ability of the Company and its subsidiaries to (i) incur indebtedness secured by liens on certain real property, (ii) enter into certain sale and leaseback transactions, (iii) with respect to the Company only, consolidate or merge with another entity, or sell or transfer all or substantially all of its properties and assets and (iv) sell the capital stock of the Guarantor or sell or transfer all or substantially all of its assets or properties. See Note 8: Financing Obligations to the Consolidated Financial Statements in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019 filed with the SEC (the “2019 Form 10-K”) for further details regarding the Senior Notes.
During the third quarter and year-to-date periods of 2020 the Company retired Senior Notes through tender offers and open-market purchases and recorded the pre-tax gain on debt extinguishment in the Other expense (income), net line item. Any deferred debt issuance costs related to the purchased Senior Notes were expensed and recorded in the interest expense line item. The details of these Senior Notes were as follows:

	13 weeks ended	39 weeks ended
(In millions)	September 26, 2020	September 26, 2020
Senior notes retired (face value)	$121.1	$219.8
Less: Cash paid	$107.5	$163.9
Less: Costs incurred	$3.8	$6.0
Gain on debt extinguishment (pre-tax)	$9.8	$49.9

Earnings per share from gain on debt extinguishment	$0.20	$1.02

Whether the Company will be able to repay or refinance the Senior Notes will depend on economic, financial, competitive and other factors that may be beyond its control, including the COVID-19 pandemic, and on the Company’s financial performance at the time. The COVID-19 pandemic and measures implemented to slow the spread of COVID-19 may negatively impact the Company’s ability to repay or refinance the Senior Notes. The extent to which the COVID-19 pandemic ultimately impacts the Company’s ability to repay or refinance the Senior Notes will depend on future developments, which are highly uncertain and cannot be accurately predicted. Any refinancing of the Senior Notes may be at a higher interest rate and may require the Company to comply with additional covenants and obligations, which could further restrict the Company’s business operations. If the Company is unable to repay or refinance the Senior Notes, the holders of the Senior Notes may pursue certain remedies relating to the collateral securing the guaranty of the Senior Notes or pursue other remedies, in each case in accordance with the Indenture and the documents relating to such collateral, all of which could have a material adverse effect on the Company.
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
See Note 16: Debt to the Consolidated Financial Statements in Part I, Item 1 of this Report for further details regarding the Company’s debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $148.8 million as of September 26, 2020, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents (“cash”) totaled $148.8 million as of September 26, 2020. Of this amount, $147.8 million was held by foreign subsidiaries. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than a deferred tax liability of $10.8 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no U.S. federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.
The Company’s most significant foreign currency exposures include:
•Brazilian Real
•Chinese Renminbi
•Indonesian Rupiah
•Malaysian Ringgit
•Mexican Peso
•South African Rand
Business units in which the Company generated at least $100 million of sales in 2019 included:
•Brazil
•China
•Fuller Mexico
•Tupperware Mexico
•the United States and Canada
A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the additions to and retention and activity of the Company’s independent sales force or the success of new products, promotional programs and/or possibly changes in sales force compensation programs.
Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. As of September 26, 2020 the Company has $380.2 million of Senior Notes that will mature on June 1, 2021, which is within one year of the date that the Consolidated Financial Statements are issued for the third quarter ended September 26, 2020. Based on the definitions in the relevant accounting standards, management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern. This evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
The Company expects to continue to address its outstanding current indebtedness through open-market purchases, tender offers, exchange offers of debt for debt, cash or equity, refinancing transactions or otherwise (“debt refinancing”). The Company has successfully retired $98.7 million and $121.1 million of Senior Notes at a discount to par during the second and third quarters of 2020, respectively. In addition to the expected debt refinancing, the Company believes that its improved profitability and revenue growth through the Turnaround Plan, together with the anticipated proceeds from the sale of real estate and other non-core assets, and its forecasted availability under its Credit Agreement, will enable the Company to meet its future debt obligations. However, as the debt refinancing and sale of non-core assets is conditional upon the execution of agreements with new or existing investors or the execution of sales agreements with third parties, which are considered outside of the Company’s control, the debt refinancing and sales of assets are not considered probable until such time as they are completed. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the third quarter ended September 26, 2020 the Company generated $60.7 million of cash flows from operating activities, net of investing activities, through reductions in discretionary spending, revisiting investment strategies, improvements in working capital including inventory reductions, and reducing payroll costs, including through organizational redesign, employee furloughs and permanent reductions in employee headcount. As of September 26, 2020, the Company is in compliance with its financial covenants under its Credit Agreement, and the Company believes that it will continue to be in compliance with its financial covenants under its Credit Agreement. If the impact of COVID-19 is more severe than currently forecasted this may impact the Company’s compliance with its financial covenants which could have a material adverse effect on the Company. See Note 16: Debt to the Consolidated Financial Statements for further discussion of the impact of an Event of Default.
Operating Activities: Net cash from operating activities in the year-to-date periods ended September 26, 2020 and September 28, 2019 were inflows of $111.8 million and $19.5 million, respectively. The net favorable comparison was primarily due to a favorable impact from higher accrued liabilities due to timing of payments, including lower cash tax payments due to government approved deferrals as relief for the impact of COVID-19, and to higher deferred revenue, primarily in the United States and Canada.

Investing Activities: During the year-to-date period ended September 26, 2020, the Company had $16.7 million proceeds from the sale of long-term assets, partially offset by $20.7 million of capital expenditures primarily invested in:
•$8.2 million related to molds used in the manufacturing of products
•$7.2 million related to global information technology projects
•$3.7 million related to machinery and equipment
•$0.9 million related to buildings and improvement including land development near the Company's Orlando, Florida headquarters
During the year-to-date period ended September 28, 2019, the Company had $20.4 million proceeds from the sale of long-term assets partially offsetting the $44.0 million of capital expenditures mainly consisting of:
•$16.9 million related to global information technology projects
•$14.0 million related to molds used in the manufacturing of products
•$13.1 million of expenditures primarily related to the combination of land development near the Company's Orlando, Florida headquarters, buildings and improvements, and other machinery and equipment
Financing Activities: During the year-to-date period ended September 26, 2020, the Company paid $163.9 million related to the retirement of its Senior Notes. The Company had an increase in revolver borrowings of $100.3 million and $46.7 million in the year-to-date periods of 2020 and 2019, respectively, for the funding of operating, investing and financing activities.
Dividends paid to shareholders were $60.5 million during the year-to-date period ended September 28, 2019. The Company suspended its dividend beginning in the fourth quarter of 2019.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2020 and 2019, 11,187 and 25,947 shares were retained to fund withholding taxes, totaling $0.2 million and $0.8 million, respectively.
New Pronouncements
Refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Part I, Item 1 of this Report for a discussion of new pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company may be impacted by interest rate changes on its borrowings. The Company accesses the short-term and long-term markets to obtain financing. Access to, and the availability of acceptable terms and conditions of, such financing are impacted by many factors, including: credit ratings, liquidity and volatility of the overall capital markets and the current state of the economy. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.
Interest Rate Risk
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of four different base rates, plus an applicable spread. The Company generally selects LIBOR as its base rate. As of September 26, 2020, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 188 basis points on its U.S. dollar and euro denominated LIBOR/EURIBOR-based borrowings under the Credit Agreement.
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
As of September 26, 2020, the Company had total borrowings of $384.1 million outstanding under its Credit Agreement, with $171.1 million denominated in Euro. If short-term interest rates varied by 10 percent, which in the Company’s case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company’s most significant income and cash flow exposures are to the Brazilian Real, Chinese Renminbi, Indonesian Rupiah, Malaysian Ringgit, Mexican Peso and South African Rand.
Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many countries, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging cash flow generated by those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany transactions and a portion of purchases forecasted for generally up to the following 15 months. The Company does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.
While the Company’s derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended September 26, 2020 and September 28, 2019, the cash flow impact of these currency hedges was an outflow of $0.6 million and an outflow of $1.5 million, respectively.

The Company’s most significant net open forward contracts as of September 26, 2020 were to buy the U.S. dollar equivalents of $58.4 million of South Korean Won and to sell $83.4 million of Euros and $32.8 million of United States Dollars. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of September 26, 2020, the Company was in a net receivable position of approximately $1.4 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company’s cash flow upon the settlement of its forward contracts.
A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. The Company continuously monitors its foreign currency exposure and expects to enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company’s hedging activities for foreign currency in Note 15: Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements in Part I, Item 1 of this Report.
The Company is subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and non-performance have been considered in the determination of fair value for the Company’s foreign currency forward exchange contracts. The Company continues to closely monitor its counterparties and will take action, as appropriate and possible, to further manage its counterparty credit risk.
Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware products, and the Company estimates that 2020 cost of sales will include approximately $99.2 million for the cost of resin in the Tupperware brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, a the Company estimates that a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by approximately $9.9 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.
Real Estate Risk
The Company has a program to sell land held for development around its Orlando, Florida headquarters. This program is exposed to the risks inherent in the real estate development process. Included among these risks is the impact of the COVID-19 pandemic on the commercial real estate market, the ability to obtain all necessary government approvals, the success of attracting tenants for commercial or residential developments in the Orlando real estate market, obtaining financing and other general economic conditions, such as interest rate increases. Based on the variety of factors that impact the Company's ability to close sales transactions, it cannot predict when the program will be completed.
Forward-Looking Statements
Certain statements made or incorporated by reference in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not based on historical facts or information are forward-looking statements. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future tense or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the SEC or, with respect to any documents or statements incorporated by reference, on the then current plans and expectations at the time such document was filed with the SEC, or statement was made. Such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in forward-looking statements. Except as required by law, and as outlined below the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. Such risks and uncertainties include, among others, the following:
•successful recruitment, retention and productivity levels of the Company’s independent sales forces;

•disruptions caused by the introduction of new or revised distributor operating models or sales force compensation systems or allegations by equity analysts, former distributors or sales force members, government agencies or others as to the legality or viability of the Company’s business model, particularly in India;
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
•the impact of currency fluctuations and currency translation impacts on the value of the Company’s operating results, assets, liabilities and commitments of foreign operations generally, including their cash balances during and at the end of quarterly reporting periods, the results of those operations, the cost of sourcing products across geographies and the success of foreign hedging and risk management strategies;
•the Company's ability to engage in hedging transactions (including, without limitation, forwards and swaps) with financial institutions to mitigate risks relating to foreign-currency fluctuations and/or interest rate fluctuations and the possibility that such hedging transactions, even if entered into, are unsuccessful;
•the impact of natural disasters, terrorist activities and epidemic or pandemic disease outbreaks, including the COVID-19 outbreak;
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
•the Company’s access to, and the costs of, financing and the potential that banks with which the Company maintains lines of credit may be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company’s Credit Agreement and Senior Notes; the Company’s ability to comply with, or further amend, financial covenants under its credit agreements and its ability to repay or refinance the debt outstanding under its Credit Agreement or Senior Notes and take other actions to address its capital structure, as well as potential downgrades to the Company’s credit ratings; the absence of foreign exchange lines of credit;
•the potential impact to the Company of management's determination regarding substantial doubt about its ability to continue to operate as a going concern;
•integration of non-traditional product lines into Company operations;
•the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company’s operations or Company representatives by foreign governments, including changes in interpretation of employment status of the sales force by government authorities, exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular in Argentina and Egypt;
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
•our ability to ship product to customers on a timely basis, including because of delays caused by our supply chain;
•our ability to sustain the same level of growth in sales and net income that we recorded in second and third quarter of 2020;
•other risks discussed in Part I, Item 1A, Risk Factors, of the Company’s 2019 Form 10-K, as well as the Company’s Consolidated Financial Statements, Notes to Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company’s other filings with the SEC.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2020 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
A number of ordinary-course legal and administrative proceedings against the Company or its subsidiaries are pending. In addition to such proceedings, there are certain proceedings that involve the discharge of materials into, or otherwise relating to the protection of, the environment. Certain of such proceedings involve federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as well as state and local laws. The Company has established reserves with respect to certain of such proceedings. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be determined with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a material adverse effect upon the Company.
As part of the 1986 reorganization involving the formation of Premark, Premark was spun-off by Dart & Kraft, Inc., and Kraft Foods, Inc. assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former businesses of Dart Industries Inc., a subsidiary of the Company, including matters alleging product and environmental liability. The assumption of liabilities by Kraft Foods, Inc. (now Mondelez International, Inc.) remains effective subsequent to the distribution of the equity of the Company to Premark shareholders in 1996.
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

Item 1A. Risk Factors.
Reference is made to Part I, Item 1A, Risk Factors in the 2019 Form 10-K for information concerning risk factors. The Company is adding the following risk factors as set forth below.
The following risk factor should be read in conjunction with, and supplement, the risk factors set forth in Part I, Item 1A, Risk Factors of the 2019 Form 10-K. Before making an investment in the Company’s securities, investors should carefully consider the risks discussed below, together with the other information in this Report, including the sections entitled “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other reports and materials filed by the Company with the SEC. Additional risks and uncertainties not presently known by the Company or that are currently deemed immaterial may also impair the Company’s business operations. If any of these risks actually occur, the Company’s business, financial condition and results of operations could be materially affected.
Financial Covenants, Liquidity and Existing Debt
The Company must meet certain financial covenants as defined in the applicable agreements to borrow under its credit facilities. In the event the Company fails to comply with any of the covenants or to meet its payment obligations, it could lead to an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations. The Company may not have sufficient working capital or liquidity to satisfy its debt obligations in the event of an acceleration of all or a portion of its outstanding obligations. If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance its indebtedness. The Company’s ability to restructure or refinance its debt will depend, among other things, on market conditions and the Company’s financial performance at such time. Any refinancing, if at all, of the Company’s debt could be at higher interest rates than the Company has received in the past and may require the Company to comply with more covenants, which could further restrict its business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives. While the Company recently amended its Credit Agreement to obtain relief regarding the financial covenant that requires the Company to maintain a specified ratio of (i) Consolidated Funded Indebtedness to (ii) Consolidated EBITDA (the “Consolidated Leverage Ratio”), if the Company is unable to meet this modified Consolidated Leverage Ratio, or if the Company is unable to further modify it or other provisions of the Credit Agreement in the future, as may be needed, the Company may be held in default, which could result in the termination of the revolving commitments under the Credit Agreement, the acceleration of the obligations under the Credit Agreement, and possibly other debt obligations under other agreements with cross default provisions, pursuit of certain remedies relating to the collateral securing the obligations under Credit Agreement, and the pursuit of other remedies, all of which could have a material adverse effect on the Company.
On February 26, 2020, S&P downgraded the Company’s credit rating from BB+ to B and placed all of its ratings on Credit Watch with negative implication. On February 27, 2020 Moody’s downgraded the Company’s credit rating from Baa3 to B1. Subsequent to those dates, the Company’s credit ratings have been downgraded further by S&P and Moody’s, with S&P’s rating of the Company currently at CCC-, and Moody’s rating of the Company currently at Caa3. If the Company faces continued downgrades in its credit rating, the Company could experience further strains on its liquidity and capital resources, higher cost of capital and decreased access to the capital markets.
The Company previously issued $600 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes become due on June 1, 2021. The Notes were issued under an indenture (the “Indenture”) between the Company, its 100 percent subsidiary, Dart Industries Inc. (the “Guarantor”), and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor has granted a security interest in those certain “Tupperware” trademarks and service marks, as well. The Indenture includes, among others, covenants that limit the ability of the Company to raise indebtedness or equity capital under certain circumstances. During the year-to-date period ended September 26, 2020 the Company paid $163.9 million through tender offers and open-market purchases for the purchase of Senior Notes with a face value of $219.8 million. Independent of these transactions the Company continues to work with its advisors to explore opportunities to repurchase, refinance or extend the maturity of its debt.
Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. As of September 26, 2020 the Company has $380.2 million of Senior Notes that will mature on June 1, 2021, which is within one year of the date that the Consolidated Financial Statements are issued for the third quarter ended September 26, 2020. Based on the definitions in the relevant accounting standards, management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern. This evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. As such, the Company’s Consolidated Financial Statements as of September 26, 2020 have been prepared on a going concern basis. Although the Company has taken, and plans to continue to take, proactive measures to enhance its liquidity position and provide additional financial flexibility, there can be no assurance that these measures will be sufficient. The substantial doubt about the Company’s ability to continue as a going concern may affect the price of the Company’s common stock and its credit ratings, may negatively impact relationships with third parties with whom the Company does business, including customers, vendors and lenders, may impact the Company’s ability to raise additional capital or implement its business plan and may impact its ability to comply going forward with covenants in the Company’s Credit Agreement.
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

Item 6. Exhibits.
(a) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Registrant as amended November 1, 2018 (Attached as Exhibit 3.2 to Form 10-Q, filed with the Commission on November 2, 2018 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer**

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer**

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Cassandra Harris
Cassandra Harris
Chief Financial Officer and Chief Operating Officer

By:	/s/ Madeline Otero
Madeline Otero
Sr. Vice President, Finance & Accounting
Orlando, Florida
October 28, 2020