Form 10-K
period 2020-12-26
TUPPERWARE BRANDS CORP
filed 2021-03-10
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from               to
Commission file number 1-11657
–—————————————————————————————————————————————————————————
TUPPERWARE BRANDS CORPORATION
(Exact name of registrant as specified in its charter)
——————————————————————————————————————————————————————————

Delaware	36-4062333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14901 South Orange Blossom Trail, Orlando Florida 32837
(Address of principal executive offices and Zip Code)

407 826-5050
Registrant's telephone number, including area code

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the New York Stock Exchange-Composite Transaction Listing on June 27, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) was $208,576,844. For the purposes of making this calculation only, the registrant defines affiliates to include all of its directors and executive officers.

As of March 8, 2021, 49,574,365 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 4, 2021 are incorporated by reference into Part III of this Report.

PART I
Item 1. Business.
Description of Business

Tupperware Brands Corporation (“Tupperware” or the “Company”) is a leading global consumer products company that designs innovative, functional, and environmentally responsible products. Founded in 1946, the Company's signature container created the modern food storage category that revolutionized the way the world stores, serves, and prepares food. Today, this iconic brand has more than 8,500 functional design and utility patents for solution-oriented kitchen and home products. With a purpose to nurture a better future, the Company's products are an alternative to single-use items. The Company distributes its products into nearly 80 countries primarily through approximately 3.2 million independent sales force members around the world. Worldwide, the Company engages in the marketing, manufacture, and sale of design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name and beauty products through the Avroy Shlain, Fuller, NaturCare, Nutrimetics and Nuvo brands. Each brand manufactures and/or markets a broad line of high-quality products. The Company primarily uses a direct selling business model to distribute and market products, while continuing to expand digital platforms and business-to-business distribution channels. Through personal connections, product demonstrations, and understanding of consumer needs, the Company's sales force members have been selling products to customers for over 75 years.

The Company is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”).

New Leadership

In 2020, the Company welcomed a new President & Chief Executive Officer and Director in Miguel Fernandez, who quickly assembled a highly-skilled executive leadership team that he believed had proven track records in direct selling, e-commerce or retail, and who would be able to modernize, and optimize the Company's digital functions through developing an omnichannel, data driven approach in order to drive growth and enhance revenue. Additionally, this team led the reorganization of the Company's structure, simplifying the organization by dividing the Company between commercial activities, departments and individuals that drive sales and top-line growth, and operational activities, essential functions that enable sales and top-line growth. With this new structure, the Company believes it is better aligned to its priorities and that management has a direct line of sight into accountability in the nearly 80 markets around the world in which the Company distributes its products.

This team’s top priority was to develop and begin to execute a Turnaround Plan(a). The key elements of the Turnaround Plan include: increasing the Company's rightsizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. The management team made significant progress on these key elements of the Turnaround Plan all while dealing with the new reality of a world affected by COVID-19.
____________________
(a)as defined in Note 3: Re-engineering Charges to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

COVID-19

Since early 2020, the Company has followed guidance from the Centers for Disease Control and Prevention (CDC) and the World Health Organization (WHO) on actions required by individuals and businesses following the declaration of COVID-19 as a pandemic. Over the course of 2020, the pandemic impacted worldwide economic activity and many governments implemented policies intended to stop or slow the further spread of the disease. These policies, such as shelter-in-place orders, remained in place for a significant period of time, resulting in the temporary closure of schools and non-essential businesses. The Company responded by taking actions to keep employees protected, support the Company’s global sales force and communities, and maintain business continuity. Actions taken included:

•Continued monitoring of local and state governments and public health institution recommendations in the markets where the Company operates.
•Revision in real-time of corporate policies and procedures to keep the Company's employees safe around the world.
•Enacting travel bans consistent with emerging needs and regulation.
•Provisioning all required personal protective equipment in manufacturing locations that continued to operate during the pandemic.
•Conducting regular temperature checks for employees and providing additional medical leave and medical assistance as needed.
•Enacting special cleaning and immediate response procedures for office and plant employees.
•Accelerating access to, and training and implementation of, digital platforms for sales force to enable customers to continue to acquire products while enhancing the customer's digital experience.
•Activating a global business continuity committee with representatives from key business functions from all over the world, with a task to guide our global organization through the pandemic with a dual focus on business continuity and health and safety.
•Enabling work from home arrangements and support for associates with virtual tools and equipment as required.

A top priority for the Company as it continues to navigate the impacts of the global COVID-19 pandemic is the safety of its employees and their families, sales force and consumers, and to mitigate the impact of the pandemic on its operations and financial results. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees, sales force and consumers. In order to ensure continued safety and protect the health of the employees, and to comply with applicable government directives, the Company has modified its business practices to allow its employees to work remotely, incorporate virtual meetings and restrict all non-essential employee travel until further notice.

Liquidity and Capital Allocation

During the first quarter of 2020, the Company completed an Amendment(a) related to its $650.0 million Credit Agreement(a) providing debt covenant relief through increasing the leverage ratio(a) allowing the needed flexibility to execute the Turnaround Plan and respond to COVID-19. During the second, third, and fourth quarters of 2020 the Company retired its Senior Notes(a) in the aggregate principal amount of $600.0 million through tender offers, open-market purchases, and redemption by using cash on hand and the proceeds from the Term Loan received in December 2020(a) that it successfully obtained during the fourth quarter of 2020. These measures successfully reduced total debt and improved the overall liquidity of the Company, and as a result of these actions, the earliest maturity of the Company's long-term debt is now in 2023. The Company, has also improved its overall liquidity by focusing on its core business while considering strategic alternatives for non-core assets, including potential divestitures of its beauty and personal care products businesses. During 2020, the beauty businesses in total generated $233.9 million in net sales and $15.4 million in operating income. In the first quarter of 2021, the Company completed the sales of its Avroy Shlain beauty business in South Africa for $33.6 million. In 2021, the Company will continue its efforts to divest non-core assets, specifically concentrating on its remaining beauty businesses. The Company also accelerated its land and property divestitures in 2020 and realized a gain of $13.2 million from the sale of a manufacturing and distribution facility in Australia and $31.6 million from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land. The Company completed the sale of the manufacturing facility in France for approximately $9.1 million in the first quarter of 2021. The Company will endeavor to continue to divest land and property in 2021 that is deemed non-core to its ongoing operations.
____________________
(a)as defined or noted in Note 17: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

Corporate Governance

Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, and information regarding the Company's transfer agent and registrar through the Company's website free of charge (as soon as reasonably practicable after reports are filed with the Securities and Exchange Commission (the “SEC”), in the case of periodic reports) by going to www.tupperwarebrands.com, clicking on the “Investors” tab and searching under “Financial Information,” “Corporate Governance” or “IR Resources.”

I. Sales

Products

The Company primarily designs innovative, functional, and environmentally responsible products to help store, serve, and prepare food. The core of the Tupperware brand product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home, in addition to lines of cookware, knives, microwave products, microfiber textiles, water-filtration related items and an array of products for on-the-go consumers. The Company continues to focus on introducing new, more sustainable materials to its product lines; new products designed to solve consumer needs identified by data and insights; and a refined product strategy tied to the Company’s renewed purpose to helping consumers reduce food waste and eliminate the use of single-use plastic materials.

In 2020, new product introductions included:

•The Coffee Station launched in Brazil as the trend of at-home coffee making grew in the wake of the global pandemic; the product is designed to keep coffee grounds or beans, filters, and a scoop all in one place and to help keep contents fresh.
•Ultimate Mixing Bowls and splash guard were launched in Brazil, Europe, Middle East and Africa with plans to introduce the products to priority markets in 2021 including Mexico and the United States.
•Universal Cookware was introduced first in Malaysia as a solution for smaller kitchens with three pieces of cookware that nest and take up the space of a single one. The Universal Cookware will be introduced in other markets in 2021.
•The Handy Spiralizer, designed to twirl out noodles by hand, was introduced in Africa, Europe and Middle East in addition to Brazil, Mexico, United States and Canada in 2020 as an affordable option to help consumers make at-home meals.
•The High Speed Blender was launched in China. The product features a highly efficient motor for blending, assisting consumers in the preparation of a wide variety of recipes from nut milk to thick soup to porridge.
•A new and innovative ‘air transfer’ decoration technology was introduced in China.
•Around the world, the Company continued to introduce Eco+ material, the umbrella for the Company’s more sustainable materials including circular materials and bio-based materials; products made with Eco+ material include reusable straws and coffee-to-go cups to aid in the reduction of single-use waste.

In addition to new products, the Company received a United States patent for Passive Orbital Nutrient Delivery System (PONDS), a device the Company, in partnership with Techshot, Inc., helped to create, to aid NASA in growing vegetables in outer space with minimal maintenance for future space exploration. The project also helps the Company better understand the conditions plants need to grow in various environments.

II. Markets

The Company operates its business under four reportable segments in four broad geographic regions: (1) Asia Pacific, (2) Europe (Europe, Africa and the Middle East), (3) North America and (4) South America. See Note 22: Segment Information to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for further details regarding segments information.

Sales are to the ultimate customer principally through a combination of direct selling and marketing by approximately 3.2 million independent sales force members with approximately 534 thousand active at any designated point in time. Products are primarily sold directly to independent distributors, directors, managers and dealers (the “sales force”) throughout the world. Sales force members purchase products at a discount from the Company and then sell them to their customers. Sales methods can differ based on the market.

A significant portion of the Company's business is operated through distributors, some of whom stock inventory and fulfill orders from the sales force that are generally placed after orders have been received from their customers. In a stocking model, the distributor orders product, stocks it in a warehouse and picks, packs and ships it to the sales force for distribution to the end consumer. In a non-stocking model, the distributor’s focus is on increasing the sales force size while the Company manages the stocking and distribution of inventory. Discounts to the distributor are adjusted depending on the level of service provided. Where distributorships are granted, they have the right to market the Company's products and to utilize Tupperware's trademarks, subject to certain limitations. The vast majority of the sales force members are independent contractors and not employees of the Company.

Some business units utilize a campaign merchandising system, whereby sales force members sell through brochures generated every two or three weeks, to their circle of influence including; friends, neighbors and relatives. The brochures highlight new products and specially-priced items for each sales campaign and allow the sales force to connect one-on-one with the consumer. Generally, the sales force forwards an order to a designated Tupperware distribution center where the product is packaged and shipped to the sales force for delivery to the consumer.

The Company also uses retail stores and studios, owned by independent sales force members, in certain markets, most predominantly in China. These physical locations provide an entrepreneurial opportunity for independent owners to connect with consumers to demonstrate and sell products while also creating visibility and reinforcing Tupperware’s image with consumers. As of December 26, 2020, our products in China could be purchased at over 5,683 locations with approximately 153 additional stores or studios located in other parts of the world. As part of the Company's Turnaround Plan, the new growth strategy will expand to offer additional in-person product purchasing opportunities to complement the current retail store and studio strategy.

Accelerated by the global pandemic, the Company has seen a worldwide shift by its sales force to incorporate digital methods of doing business. The adoption of digital demonstrations has grown as a result of more people staying at home, thus enabling a sales force member’s ability to reach new customers. Geographic location is no longer a limiting factor for the Company's independent sales force members and the Company sees this adoption of digital tools and methods to selling as a key element of building a more sustainable and predictable business. In 2020, Tupperware provided its sales force with various digital tools to connect with consumers directly through social media and personalized web pages, offered digital training and virtual meetings for sales force development, and maintained direct websites in several countries including but not limited to Brazil, Mexico, and the United States and Canada for consumers to purchase products. As of December 26, 2020, the Company's distribution system had approximately 2 thousand distributors, 106 thousand managers (including directors and team leaders) and 3.2 million independent sales force members worldwide.

Business Strategy

As its business strategy evolves, as part of the Turnaround Plan, the Company is focused on accelerating modernization in two areas. First is improving the core direct sales business, introducing a data-driven approach to sales force marketing, communication and recruitment, and introducing new digital tools and training to make doing business more efficient. The Company is working on an approach to personalize the customer experience based on consumer behaviors. The Company has defined two distinct groups within its sales force – those who want to build a business or career with the Company (the “Business Builders”), and those who want access to discounted or exclusive products (the “Preferred Buyers”). Future communications, service, support and marketing approach will be tailored with these segmented audiences in mind.

Second, the Company is focused on business expansion opportunities, by shifting from a business model reliant solely on the direct sales channel to drive consumer demand, to a business model that creates a natural "pull and push" to the brand to lift up all channels in which Company products are available. This includes expanding into more product categories where the Tupperware brand is in demand and creating more access points for consumers to purchase Company products – both in person and online.

Company efforts are underway in creating a consumer-tailored product and pricing strategy intended to reach and address the needs of all consumer socioeconomic levels, while also exploring alternative revenue streams for incremental business-to-business opportunities and new licensing opportunities to leverage the value of its iconic brand. This strategy is designed to create additional brand awareness and create new leads for the Company’s independent sales force and increase revenue from channels and consumers that the Tupperware brand does not reach today.

III. Competition

The Company has many competitors both domestically and internationally. The principal bases of competition generally are marketing, price, quality and innovation of products, as well as competition with other companies for independent sales force. Due to the nature of the direct selling industry, it is critical that the Company provides a compelling earnings opportunity for the sales force, along with developing new and innovative products. The Company maintains its competitive position, in part, through a focus on product design, quality, and innovation, as well as the use of strong incentives and promotional programs.

Through its Tupperware brand, the Company competes in the food storage, serving and preparation, containers, children's toys and gifts categories. Through its beauty and personal care brands, the Company also competes in the skin care, cosmetics, toiletries, fragrances and nutritionals categories. The Company works to differentiate itself from its competitors through its brand names, product innovation, quality, value-added services, celebrity endorsements, technological sophistication, new product introductions and its channel of distribution, including the training, motivation and compensation arrangements for its independent sales force.

IV. Resources

Many of the products manufactured by and for the Company require specialty polymers including plastic resins that meet its rigorous design and quality specifications. These resins are purchased through various arrangements with a number of large chemical companies located in many of the markets in which the Company has a presence or sells its products. Research and development relating to these polymers and resins used in Tupperware brand name products is performed by both the Company and its suppliers. In 2020, the Company experienced shipping constraints and delays coming from sourced suppliers due to COVID-19.

Materials used in the Company's skin care, nutritionals, cosmetic and bath and body care products consist primarily of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by the Company and through outsource arrangements are available from a number of sources. To date, the Company has been able to secure an adequate supply of raw materials for its products, and it endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions occur in its operations.

The Company considers its trademarks and patents to be of material importance to its business. Except for the Tupperware trademark, which the Company considers to be among its most valuable assets, the Company is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware trademark, as well as its other trademarks, is registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents used in the Company's business are registered and maintained on a country-by-country basis, with a variety of durations. The Company has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments.

V. Government Regulations

Compliance with government regulations, including those relating to environmental protection, has not had in the past, and is not expected to have in the future, a material effect upon the Company's capital expenditures, liquidity, earnings or competitive position.

VI. Human Capital

As of December 26, 2020, the Company had approximately 10,698 employees, of whom approximately 465 are based in the United States. With the new leadership team and Turnaround Plan introduced by the Company in 2020, the Company reinforced its corporate guiding principles. With a new core values statement defined as "doing what’s right, always improving and succeeding together", the Company updated its vision and strategy for people management to ensure alignment. The Company introduced five core areas related to human capital in order to create a performance-driven culture with employee pride:

•Design and build an effective organization that achieves results.
•Introduce management by objectives and service level agreements to reinforce performance and accountability.
•Establish new practices for selecting, assessing, and developing the right talent to build a high performance team.
•Set the basis for a value based culture of full accountability and excellence.
•Create incentive programs aligned to Company strategy and motivate through rewards and recognition.

As a result of defining the above areas, in 2020, the Company introduced the following initiatives:

•Global communications forums such as monthly town hall meetings and an internal communications hub for the Company’s global associates to access more about the organizational structure, business updates tied to corporate strategy, new Company initiatives and products and more.
•TuppFlex, a corporate philosophy of adopting new work policies to include more flexible work hours, increasing the number of employees who can work remotely and reducing office space as more people will telework more days per week as a result of COVID-19.
•TuppSTAR, a global recognition and rewards program to align with the Company’s principles, values and core competencies that ensures accountability and inclusivity and supports Company culture and employee engagement.

•TuppTalent, a new talent process to assess bench-strength and talent pipeline in order to build and integrate new employees within the Company, including the launch of the first early talent identification program class to identify top talent around the world and give students an opportunity to support high-profile projects to support the Company’s business strategy.
•New organizational structure by dividing the Company between commercial activities, departments and individuals that drive sales and top-line growth, and operational activities, essential functions that enable sales and top-line growth, to strengthen the Company to deliver long-term value.
•Improved processes and ways of working through performance management and goal alignment and adoption of more data analytics in core human resources processes and activities.

VII. Environmental, Social and Governance

In 2020, the Company redefined its purpose to more closely align with its over 75 year commitment to being ‘environmentally friendly’, which reflect the concerns, desires, and needs of consumers for more reusable, durable and environmentally-friendly products. With this purpose to nurture a better future every day, the Company expects to make decisions that benefit people, the planet, and communities served by the Company and its sales force.

Recently, the Company was named to Newsweek’s list of America’s Most Responsible Companies 2021, an honor the Company believes is a reflection of its enhanced commitment to environmental, social, and governance initiatives. Key activities in 2020, as well as over the course of the Company's history, to build a more sustainable and environmentally-friendly organization include:

•Publishing the Company’s ninth sustainability report reflecting the priority sustainability impacts of the business on stakeholders that were defined in a materiality assessment conducted in 2017. The report was prepared in accordance with the Global Reporting Initiative (GRI) Standards and for the first time, the Company reported against the Sustainability Accounting Standards Board (SASB) Standard for the containers and packaging industry in the resource transformation sector.
•Entering into a partnership with TerraCycle’s reuse platform Loop to advance the mission to shift consumer behavior from buying consumer goods in disposable packaging to purchasing goods in durable, reusable packaging. Products available on the Loop platform are packaged and shipped directly to consumers in a specially designed tote. Once used, products are retrieved through free at-home pickup, then cleaned, refilled and reused. The Company believes its products will help alleviate consumer packaging challenges with plans to pilot this program first in the United States and Canada in 2021.
•Signing a sponsorship agreement with the National Park Foundation (NPF) to support efforts to keep parks green across the National Park System and enhance environmental stewardship with a focus on reusable products and waste reduction.
•For over 75 years, the Company has provided alternatives to single-use plastic products, has offered career paths and opportunities to women, and has been committed to gender and racial diversity.

In 2021, the Company plans to conduct a new materiality assessment for environmental, social, and governance initiatives that will reflect developments in the Company’s business strategy and new stakeholder expectations in the wake of the impacts of COVID-19.

VIII. Other

On a quarterly basis, sales are impacted by holiday schedules, vacations by sales force members, as well as promotional activities during these periods, which vary by market. The Company's business is not dependent on a small number of customers, nor is any of its business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

IX. Information About Our Executive Officers

The following is a list of the names and ages of all executive officers of the Company as of March 10, 2021, indicating all positions and offices held by each such person with the Company, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Company (expected to occur on May 4, 2021).

Name	Age	Positions and Offices Held and Principal Occupations of Employment- During Past Five Years
Miguel Fernandez	49
President and Chief Executive Officer and Director of Tupperware Brands Corporation, since April 2020. Mr. Fernandez previously served as Executive Vice President, Global President of Avon Products, Inc. from 2017 to January 2020. Prior thereto, Mr. Fernandez spent nearly 10 years in senior positions with increasing responsibility at Herbalife Nutrition Ltd., including Executive Vice President for the Americas and Worldwide Member Operations from 2013 to 2017 and Senior Vice President and Managing Director Mexico from 2009 to 2013.

Richard Goudis	59
Executive Vice Chairman and Director of Tupperware Brands Corporation, since March 2020. Mr. Goudis is the former Chief Executive Officer of Herbalife Nutrition Ltd. from 2017 to 2019. He also served as Chief Operating Officer of Herbalife Nutrition Ltd. from 2010 to 2017, and as Chief Financial Officer of Herbalife Nutrition Ltd. from 2004 to 2010.

Patricio Cuesta	51
President, Commercial since April 2020. Mr. Cuesta was the Co-Founder and Managing Partner of ThinkQuan2M Consulting, a firm that coached CEOs on their business transformation, from 2019 to 2020. Prior thereto, Mr. Cuesta was the Senior Vice President, Worldwide Marketing for Herbalife Nutrition Ltd. From 2014 to 2018.

Cassandra Harris	48
Chief Financial Officer and Chief Operating Officer since October 2020, Chief Financial Officer since April 2019. Prior to joining Tupperware, Ms. Harris was Sr. Vice President and CIO at VF Corporation for two years. Prior to that role, she was VP and CFO of Global Supply Chain for seven years also at VF Corporation.

Hector Lezama	49
President, Commercial Business Expansion since February 2021, Senior Vice President, Expansion & Turnaround Markets, since April 2020. Prior to joining the Company, Mr. Lezama was Chief Executive Officer of Oprimax Group from 2014 through April 2020.

Madeline Otero	45
Senior Vice President, Finance and Accounting since May 2020 and Vice President and Controller since November 2018. Previously Vice President, Internal Audit and Enterprise Risk Management since November 2015, and Vice President and CFO, BeautiControl since January 2011.

Karen M. Sheehan	47
Executive Vice President, Chief Legal Officer and Secretary since January 2018, after serving as Senior Vice President, General Counsel and Secretary since January 2017, and as Vice President and Deputy General Counsel since December 2014.

Item 1A. Risk Factors.
There are inherent risks and uncertainties associated with the Company that could adversely affect its business, financial condition or results of operations. Set forth below are descriptions of those risks and uncertainties that the Company currently believes to be material, but the risks and uncertainties described below are not the only ones that could adversely affect the Company. Other events that the Company does not currently anticipate or that the Company currently deems immaterial also may affect its business, financial condition, or results of operations. Before making an investment in the Company’s securities, investors should carefully consider the risk factors discussed below, together with the other information in this Report, including the section entitled Forward-Looking Statements in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the other reports and materials filed by the Company with the SEC.

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, and unplanned interruptions in service. Certain of these types of activities were identified in the course of the Company’s review of its Mexico businesses. Over the past year, the Company, with the help of external legal and accounting resources, has investigated matters at its Mexico businesses primarily regarding the accounting for accounts payable and accrued liabilities and inventory. While the Company's review of these matters is now complete, there can be no assurances that the SEC or other governmental agencies will not determine to bring enforcement action with respect thereto or that similar issues will not be identified in the future.

The risk of operational loss also includes other potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. The Company must comply with a number of legal and regulatory requirements, including those under the Sarbanes-Oxley Act of 2002, as amended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in Item 9A. Controls and Procedures, the Company concluded that its internal control over financial reporting was ineffective as of December 26, 2020 due to a material weakness in the control environment at its Tupperware Mexico location; specifically, with respect to information technology general controls, the Company did not maintain effective user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications and data to appropriate Company personnel; and there was override by plant and local management of certain internal controls at the Tupperware Mexico plant location resulting in immaterial misstatements in inventory and accrued liabilities. There were no changes to previously issued financial statements.

As further described in Item 9A. Controls and Procedures, the Company is implementing remedial measures and, while there can be no assurance that its efforts will be successful, the Company expects to remediate the material weakness prior to the end of fiscal year 2021. If the Company is unable to remediate the material weakness, or is otherwise unable to maintain effective internal control over financial reporting, the ability to record, process and report financial information accurately, and within required time periods, could be adversely affected. This could subject the Company to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in the Company’s financial statements and adversely impact its stock price. Furthermore, until the Company successfully remediates the material weakness, it is reasonably possible that this material weakness could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

Sales Force Factors

The Company is largely dependent upon the independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings, and operating cash flows. The Company’s distribution system depends upon successful addition, activation and retention of a large number of independent sales force members. The addition, retention and activation of sales force members is dependent upon the competitive environment among other companies who also use this channel of distribution and upon the general labor market, unemployment levels, general economic conditions, demographic and cultural changes in the workforce and the level of penetration of the Company's sales force in the geographies in which it operates as well as the introduction of new products.

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

Furthermore, due to the high level of competition in the Company’s industry, the Company might fail to retain its independent sales force and their customers, which would harm the Company’s financial condition and operating results. The Company is subject to significant competition for the recruitment of independent sales force from other direct selling businesses. We compete globally for potential customers and independent sales force, and if we are unable to successfully compete with other direct selling and related businesses, our financial condition and operating results could be materially adversely affected.

Consumer Demand

The Company's business is subject to changes in consumer trends and demands such as the types of products and materials the Company offers, the ease of finding and ordering the product, and the speed at which the products can be delivered. The Company's ability to accurately predict and respond to these changes could impact the Company's financial results. The Company currently has an immaterial amount of its sales derived from channels other than direct selling. The reliance on this dominant channel in an environment where the consumer expects a frictionless experience could impact the Company's business. Furthermore, reliance on this dominant channel was impacted by the pandemic, and while the Company's sales force was able to utilize digital tools and social media to compensate for quarantine restrictions, this sales channel could be impacted further if other avenues for communicating with customers are unavailable.

International Operations

The Company is subject to risks of doing business internationally. The Company has derived, for a number of years, most of its net sales from operations outside the United States. An economic slowdown in any of the countries where the Company operates could materially affect the Company's revenues and operating results. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. Among others, these risks include local political and economic environments, adverse new tax regulations, potentially burdensome privacy protocols, including the EU General Data Protection Regulation, and relations between the United States and foreign governments. In addition, the Company does business in developing countries, some of which have higher risk profiles, and some of the international jurisdictions in which the Company operates have a different, or less developed, legal system that lacks transparency in certain respects relative to that of the United States, and can accord local government authorities a higher degree of control and discretion over business than is customary in the United States.

Movement in exchange rates has had and may continue to have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the Brazilian Real, Chinese Renminbi, Argentine Peso, Euro, Indonesian Rupiah, Malaysian Ringgit, Mexican Peso and South African Rand. Although the Company's currency risk is partially mitigated by the natural hedge arising from its local product sourcing in many markets, a strengthening United States Dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign currency exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the United States Dollar. There can be no assurance that foreign currency fluctuations and related hedging activities will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.

Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions (or existing restrictions) on transfers of cash out of countries and control of exchange rates and currency convertibility, the Company may not be able to immediately access its cash at the exchange rate used to translate its financial statements. As of the end of 2020, this was a particular issue in China, as the Company must apply locally for repatriation of dividends out of China, a process which can typically take approximately six months.

In addition, the Company operates in many different jurisdictions, including jurisdictions that are considered high-risk countries, and the Company could be adversely affected by violations of the United States Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws. The FCPA and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. The Company's internal policies mandate compliance with these anti-corruption laws. The Company operates in many parts of the world that have experienced corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite the Company's training and compliance programs, the Company cannot assure you that its internal control policies and procedures always will protect the Company from reckless or criminal acts committed by Company's employees or agents. The Company's continued expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt the Company's business and result in a material adverse effect on the Company's results of operations or financial condition.

Finally, the Company's global operations expose the Company to a number of additional risks, including:

•changes in a specific country’s or region’s political, social or economic conditions, particularly in emerging markets;
•civil unrest, turmoil or outbreak of disease or illness, such as the novel coronavirus, in any of the countries in which we sell our products or in which we or our suppliers operate;
•tariffs, other trade protection measures, as discussed in more detail below, and import or export licensing requirements;
•potential adverse changes in trade agreements between the United States and foreign countries;
•uncertainty and potentially negative consequences relating to the implementation of the United Kingdom’s decision to leave the European Union (“Brexit”);
•potentially negative consequences from changes in United States and international tax laws;
•difficulty in staffing and managing geographically widespread operations;
•differing labor regulations;
•requirements relating to withholding taxes on remittances and other payments by subsidiaries;
•different regulatory regimes controlling the protection of our intellectual property;
•restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;
•restrictions on our ability to repatriate dividends from our foreign subsidiaries;
•difficulty in collecting international accounts receivable;
•difficulty in enforcement of contractual obligations not within United States legal jurisdiction;
•transportation delays or interruptions;
•changes in regulatory requirements; and
•the burden of complying with multiple and potentially conflicting laws, including, but not limited to, conflicting labor and employment laws.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding this risk.

Legal, Litigation and Regulatory Issues

The Company's business may also be affected by actions of domestic and foreign governments to restrict the activities of direct selling companies for various reasons, including a limitation on the ability of direct selling companies to operate without the involvement of a traditional retail channel. Foreign governments may also introduce other forms of protectionist legislation, such as limitations or requirements on where the products can or must be produced or requirements that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export and import quotas and restrictions on repatriation of foreign earnings and/or other methods of accessing cash generated internationally, may negatively affect the Company's local or corporate operations. Governments may seek either to impose taxes on independent sales force members, to classify independent sales force members as employees of direct selling companies with whom they may be associated, triggering employment-related taxes on the Company's sales force and/or the direct selling companies, or to impose registration requirements that could impact prospects' willingness to join the sales force. Some governments prohibit or impose limitations on the requirement to purchase demonstration products upon joining a direct selling business and/or the types of activities for which sales force can be compensated. The United States government may impose restrictions on the Company's ability to engage in business in other countries in connection with the foreign policy of the United States.

Furthermore, the Company may face material litigation outside the ordinary that could materially adversely impact the Company's results of operations, financial condition or cash flows. In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. While the Company's motion to dismiss the complaint was granted on January 25, 2021, the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company continues to believe the complaints and allegations to be without merit and intends to vigorously defend itself against the actions. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the motion to dismiss in the putative stockholder class action. Following dismissal of the consolidated amended complaint and filing of the consolidated second amended complaint, the Company intends to seek a further stay of the derivative cases. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Financial Covenants, Liquidity and Existing Debt

The Company must meet certain financial covenants as defined in the applicable agreements to borrow under its credit facilities. In the event the Company fails to comply with any of the covenants or to meet its payment obligations, it could lead to an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations. The Company may not have sufficient working capital or liquidity to satisfy its debt obligations in the event of an acceleration of all or a portion of its outstanding obligations. If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance its indebtedness. The Company’s ability to restructure or refinance its debt in the future will depend on market conditions and the Company’s financial performance at such time. Any refinancing, if at all, of the Company’s debt could be at higher interest rates and may require the Company to comply with more covenants, which could further restrict its business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives.

During the first quarter of 2020, the Company completed an Amendment related to its $650.0 million Credit Agreement providing debt covenant relief through increasing the leverage ratio as noted in Note 17: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, allowing the needed flexibility to execute the Turnaround Plan and respond to COVID-19. During the second, third, and fourth quarters of 2020 the Company retired its Senior Notes in the aggregate principal amount of $600.0 million through tender offers, open-market purchases, and redemption by using cash on hand and the proceeds from the Term Loan received in December 2020 that it successfully obtained during the fourth quarter of 2020. While the Company has made significant progress with respect to managing its overall liquidity, the Company's Term Loan matures on December 3, 2023, and the Company's Credit Agreement matures on March 29, 2024. If the Company is unable to refinance its Term Loan and Credit Agreement, or if the Company refinances its indebtedness on terms that are less favorable than those currently contained in the Term Loan agreement and the Credit Agreement, the Company's liquidity, results of operations, and financial condition could be materially adversely impacted.

The Company's Tupperware trademark is collateral under the Credit Agreement and the Term Loan. The Company’s iconic Tupperware brand has worldwide recognition, and the Company’s continuing success, including the value of its collateral under the Credit Agreement and Term Loan, depends on its ability to maintain and enhance its brand protection, image and reputation. Maintaining, promoting and growing the Tupperware brand will depend on design and marketing efforts, sales force and consumer promotions and campaigns, product innovation and product quality. The Company’s commitment to product innovation and quality and its continuing investment in design and brand awareness may not have the desired impact on its brand image and reputation. In addition, the Company’s success in maintaining, extending and expanding its brand image depends on its ability to adapt to a rapidly changing social media environment and digital dissemination of branding campaigns. The Company could be adversely impacted if it fails to achieve any of these objectives.

Product Safety & Environmental

Certain of the materials used in the Company’s product lines may give rise to concerns of consumers based upon scientific theories which are espoused from time to time, including the risk of certain materials leaching out of plastic containers used for their intended purposes or the ingredients used in cosmetics, personal care, or nutritional products causing harm to human health. This includes polycarbonate, which contains the chemical Bisphenol A, and polyethersulfone, which contains the chemical Bisphenol S. It is the Company’s policy to market products in each of its business units containing only those materials or ingredients that are approved by relevant regulatory authorities for contact with food or skin or for ingestion by consumers, as applicable.

In addition, the Company operates manufacturing facilities in the United States and around the world, and is subject to numerous environmental regulations with respect to the operation of those facilities. If the Company were to experience a material adverse environmental event at one of those facilities, or if the Company were to experience any material product safety issue or other significant issue with respect to its products or resins, the Company's results of operations and financial condition could be materially adversely affected.

Senior Leadership Team; Management Succession; Change in CEO

The Company’s success depends in part on the efforts and abilities of qualified personnel at all levels, including its senior management team and other key employees. Their motivation, skills, experience, contacts and industry knowledge significantly benefit the Company’s operations and administration. The failure to attract, motivate and retain members of the senior management team could have an adverse effect on the Company’s results of operations, cash flows, and financial condition. During 2020, the composition of the Company’s senior management has changed substantially. On March 12, 2020, Richard Goudis became the Company’s Executive Vice Chairman. On April 6, 2020, Miguel Fernandez became the Company’s President & Chief Executive Officer. Mr. Fernandez replaced the Company's interim Chief Executive Officer, Christopher O’Leary, who remained a director. After the hiring of Messrs. Fernandez and Goudis, the Company continued to make significant leadership changes, including through the hiring of Patricio Cuesta as President, Commercial, Hector Lezama, as President, Commercial Business Expansion, and the promotion of Cassandra Harris to Chief Financial Officer & Chief Operating Officer. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder the Company’s strategic planning, execution, and future performance. A change in the senior management team may create uncertainty among investors, employees and others concerning the Company’s future direction and performance. Any disruption in the Company’s operations or uncertainty could have an adverse effect on its business, financial condition, or results of operations.

Technology and Cyber-Security

The Company relies extensively on information technology systems to conduct its business, some of which are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, receiving orders and shipping product to customers, billing customers and receiving and applying payments, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing certain customer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company’s business. Current and increased information technology security threats, and current and more sophisticated computer crime, including advanced persistent threats, pose a risk to the security of the information technology systems, networks, and services of the Company, its customers and other business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and other business partners. Furthermore, the risk of a cybersecurity incident is heightened as more of the Company's employees work remotely. As a result, the Company’s information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although the Company has business continuity plans in place, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches. Any business interruptions or data security breaches, including cyber-security breaches resulting in private data disclosure, could result in lawsuits or regulatory proceedings, damage the Company’s reputation or adversely impact the Company’s results of operations, cash flows and financial condition. While the Company maintains insurance coverage that could cover some of these types of issues, the coverage has limitations and includes deductibles such that it may not be adequate to offset losses incurred.

The Company could also be adversely affected by system or network disruptions if new or upgraded information technology systems or software are defective, not installed properly or not properly integrated into its operations, as well as if the capacity and system limitations of the Company's information technology systems or software are exceeded due to the number of the Company's employees working from home during COVID-19 restrictions. Various measures have been implemented to manage the risks related to the implementation and modification of hardware and software, but any significant disruption or deficiency in the design and implementation of new or upgraded information technology systems or software could have a material adverse effect on the Company’s business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of internal controls over financial reporting. The Company is continuing to upgrade its systems on a worldwide basis, and as disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company incurred a $30.5 million write-off of capitalized software implementation costs related to the front and back office standardization project that was initiated in 2017, due to a shift in the business model and digital strategy set forward by the new leadership team.

Turnaround Plan

In 2020, the Company accelerated transformation initiatives, initiated in the past few years, and developed a comprehensive Turnaround Plan. As the Company works to implement the Turnaround Plan, it may not realize anticipated savings or benefits from one or more of the various restructuring and cost-savings programs undertaken as part of these efforts in full or in part or within the time periods expected. It also may not realize the increase in sales intended to be enabled by the initiatives. The Company's ability to improve its operating results depends upon a significant number of factors, some of which are beyond its control. Other events and circumstances, such as financial and strategic difficulties and delays or unexpected costs, including the impact of foreign currency and inflationary pressures, may occur which could result in not realizing targets or in offsetting the financial benefits of reaching those targets. Reaching those targets may also depend on the level of acceptance by the Company's sales force of its compensation initiatives. The Company might also experience a decline in revenue in the short-term, as part of the implementation of the Turnaround Plan, with the goal of increasing profits in the future. If the Company is unable to realize the anticipated savings or benefits, or otherwise fails to invest in the growth initiatives, the business may be adversely affected. In addition, any plans to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not these savings and benefits are realized. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these initiatives, and the failure to realize anticipated savings or benefits from such initiatives could have a material adverse effect on business, prospects, financial condition, liquidity, results of operations and cash flows.

Furthermore, success of the Turnaround Plan depends on the Company's ability to compete with other companies in the same markets. The business of marketing the Company’s products is highly competitive and sensitive to the introduction of new products, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. In addition, the Company is subject to increasing competition from sellers that utilize digital platforms. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, more innovative sales channels or platforms, greater name recognition, larger established customer bases and better-developed distribution channels than the Company does. The Company’s present or future competitors may be able to develop products that are comparable or superior to those offered by the Company, adapt more quickly than the Company does to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than the Company does. For example, if the Company’s competitors develop other products to help store, serve and prepare food that prove to be more effective than the Company’s products, demand for Company’s products could be reduced. Accordingly, competition may intensify and the Company may not be able to compete effectively in its markets.

Finally, the Company might not be able to continue to keep pace with and meet consumer demands for the Company's products. The Company has experienced, and may continue to experience, challenges in supplying products to meet customer demands, and might not be able to modify its internal systems, business practices, supply chain arrangements and logistical support mechanisms quickly enough to meet these demands. If the Company is unsuccessful in keeping pace with these demands, the Company's results of operations could be materially adversely effected.

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

Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, coronavirus, or even a particularly virulent flu, could decrease demand for the Company's products and ability to offer them through parties held by the sales force. The worldwide outbreak of the Coronavirus Disease 2019 (“COVID-19”), which has been declared by the World Health Organization to be a “pandemic,” has impacted worldwide economic activity. The Company's employees, contractors, suppliers, sales force, consumers, and other business partners have been forced to conduct more limited business activities for an extended period of time, including due to required shutdowns requested or mandated by governmental authorities. The Company's top priority is to protect its employees and their families, the sales force and consumers, and its operations from any adverse impacts. The Company has taken precautionary measures as directed by health authorities and local governments. COVID-19 has and may continue to have an impact on ports and trade into and out of countries around the world. Given the interconnectivity of global supply chain and global economy, the impact of COVID-19 has been extensive. While COVID-19 has had a negative impact on some of the Company's suppliers and customers, the Company believes it has also experienced a positive impact from COVID-19 on overall net sales (as many customers are working from home). We are unable to predict the impact on the Company's business when quarantining and other stay-at-home restrictions are lifted due to COVID-19, and the Company's business may be materially adversely effected upon cessation of restrictions related to COVID-19.

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

General Business Factors

The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes, epidemics/pandemics, political instability, terrorist activity, public scrutiny of the direct selling channel, and changing attitudes regarding plastic products may have a significant impact on the willingness or ability of consumers to attend parties or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum and natural gas-based resins, may have an impact on the availability or cost of the Company’s plastic products. The Company is also subject to frequent product counterfeiting and other intellectual property infringement, which may be difficult to police and prevent, depending upon the ability to identify infringers and the availability and/or enforceability of intellectual property rights. The Company can also experience volatility in its common stock due to various factors, including negative investor sentiment. Other risks, as discussed in the section entitled Forward-Looking Statements in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of this Report, can be relevant to performance as well.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 26, 2020, the Company headquarters are leased by the Company and are located in Orlando, Florida. The Company owns and maintains significant manufacturing and/or distribution facilities in Brazil, France, Greece, Indonesia, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in Belgium, China, Germany, India, Japan and Venezuela. The Company owns and maintains the headquarters in India. During 2020, the Company sold the manufacturing and distribution facility in Australia. The Company has initiated an early termination of the BeautiControl manufacturing and distribution facility lease in Texas. The Company completed the sale of the manufacturing facility in France for approximately $9.1 million in the first quarter of 2021.

The Company conducts a continuing program of new product design and development at its facilities in Belgium and Mexico. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. Notwithstanding the planned dispositions noted above, the Company considers the condition and extent of utilization of its plants, warehouses and other properties to be good.

In addition to the above-described improved properties, the Company owns unimproved real estate surrounding its Company headquarters in Orlando, Florida. The Company prepared certain portions of this real estate for a variety of development purposes and, in 2002, began selling parts of this property. To date, approximately 607 acres (inclusive of Company headquarters in Orlando, Florida) have been sold and about 120 acres remain to be sold in connection with this project that is expected to continue for a number of years. It’s the Company’s goal to complete the sale of all Orlando properties in 2021 as part of its plan to sell non-core assets.

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. While the Company's motion to dismiss the complaint was granted on January 25, 2021, the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company continues to believe the complaints and allegations to be without merit and intends to vigorously defend itself against the actions. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the motion to dismiss in the putative stockholder class action. Following dismissal of the consolidated amended complaint and filing of the consolidated second amended complaint, the Company intends to seek a further stay of the derivative cases. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal United States market on which the Company’s common stock is traded is the New York Stock Exchange under the symbol “TUP”. As of March 8, 2021, the Company had 38,365 shareholders of record and beneficial holders.
Item 5a. Performance Graph.
The following performance graph compares the performance of the Company's common stock to the Standard & Poor's 400 Mid-Cap Stock Index and the Standard & Poor's 400 Mid-Cap Consumer Discretionary Index. The Company's stock is included in both indices. The graph assumes that the value of the investment in the Company's common stock and each index was 100 at December 26, 2015 and that all dividends were reinvested.

Cumulative Shareholder Return
200
150
100
50
0
Return %
12/26/15
12/31/16
12/30/17
12/29/18
12/28/19
12/26/20
Time Period
Tupperware Brands Corporation
S&P 400 Mid-Cap
S&P 400 Mid-Cap Consumer Discretionary Index

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/26/2015	100.00	100.00	100.00
12/31/2016	98.77	119.30	108.76
12/30/2017	122.85	138.66	129.91
12/29/2018	65.47	122.02	105.98
12/28/2019	17.98	155.44	134.98
12/26/2020	77.38	177.36	179.31
Item 5c. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.

Item 6. Selected Financial Data.

The following table presents the Company’s selected historical financial information for the last five years. The selected financial information has been derived from the Company's Consolidated Financial Statements which, for the data presented for fiscal years 2020 and 2019 and for some data presented for 2018, are included in Item 8. Financial Statements and Supplementary Data of this Report. This data should be read in conjunction with the Company's other financial information, including Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Item 8. Financial Statements and Supplementary Data in this Report.

	Year Ended
(In millions, except per share amounts)	December 26, 2020	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
Operating results
Asia Pacific	$523.3	$590.5	$682.0	$734.8	$748.6
Europe	446.2	475.2	525.6	550.4	559.4
North America	525.7	453.5	515.1	541.5	548.3
South America	244.9	278.7	347.0	429.1	356.8
Total net sales	$1,740.1	$1,797.9	$2,069.7	$2,255.8	$2,213.1

Asia Pacific	$123.7	$124.3	$172.5	$189.3	$181.0
Europe	78.6	38.0	46.3	54.5	65.3
North America	62.5	40.2	76.3	69.7	66.1
South America	48.4	43.8	68.3	98.7	82.2
Total segment profit	313.2	246.3	363.4	412.2	394.6

Unallocated expenses	41.7	41.8	46.3	64.1	67.6
Re-engineering charges	36.1	34.7	15.9	66.0	7.6
Gain on disposal of assets (a), (b)	14.0	12.9	18.7	9.1	27.3
Impairment expense (c)	—	40.0	—	62.9	—
Interest expense	38.6	41.5	46.5	46.1	48.8
Interest income	(1.5)	(2.2)	(2.8)	(2.9)	(3.4)
Income before income taxes	212.3	103.4	276.2	185.1	301.3

Provision for income taxes (d)	100.1	91.0	120.3	450.5	77.7
Net income (loss) (d), (e)	$112.2	$12.4	$155.9	$(265.4)	$223.6

Basic earnings (loss) per share	$2.29	$0.26	$3.12	$(5.22)	$4.43
Diluted earnings (loss) per share	$2.14	$0.25	$3.11	$(5.22)	$4.41

See footnotes beginning on the following page.

(Dollars in millions, except per share amounts)	2020	2019	2018	2017	2016
Profitability ratios
Segment profit as a percent of sales
Asia Pacific	23.6%	21.0%	25.3%	25.8%	24.2%
Europe	17.6%	8.0%	8.8%	9.9%	11.7%
North America	11.9%	8.9%	14.8%	12.9%	12.1%
South America	19.8%	15.7%	19.7%	23.0%	23.0%
Financial Condition
Cash and cash equivalents	$139.1	$123.2	$149.0	$144.1	$93.2
Net working capital	$(363.6)	$(150.4)	$(138.5)	$(28.3)	$(2.3)
Property, plant and equipment, net	$202.5	$267.5	$276.0	$278.2	$259.8
Total assets	$1,219.9	$1,262.4	$1,308.8	$1,388.0	$1,587.8
Current debt and finance lease obligations	$424.7	$273.2	$285.5	$133.0	$105.9
Long-term debt and finance lease obligations	$258.6	$602.2	$603.4	$605.1	$606.0
Total shareholders’ equity (deficit)	$(204.7)	$(277.0)	$(235.2)	$(119.4)	$212.8
Current ratio	0.60	0.78	0.82	0.96	1.00
Other Data
Net cash provided by operating activities	$166.1	$87.4	$132.0	$217.4	$237.0
Net cash provided by (used in) investing activities	$31.5	$(27.0)	$(34.7)	$(57.6)	$(25.7)
Net cash used in financing activities	$(169.0)	$(85.3)	$(79.0)	$(116.6)	$(193.3)
Capital expenditures	$27.9	$61.0	$75.4	$72.3	$61.6
Depreciation and amortization	$44.7	$55.2	$58.2	$60.5	$57.5
Common Stock Data
Dividends declared per share	$—	$0.81	$2.72	$2.72	$2.72
Dividend payout ratio (f)	N/A	311.5%	87.2%	N/M	61.4%
Weighted-average shares (millions)
Weighted-average basic shares	49.1	48.8	49.9	50.8	50.5
Weighted-average diluted shares (g)	52.3	49.0	50.2	50.8	50.7
Period-end book value per share (h)	$(3.91)	$(5.65)	$(4.69)	$(2.35)	$4.20
Period-end price/earnings ratio (i)	16.5	32.9	10.0	N/M	11.9
____________________
N/A - not applicable
N/M - not meaningful

(a)In 2002, the Company began to sell land held for development near the Company headquarters in Orlando, Florida. During 2020, 2019, 2018, 2017 and 2016, in connection with this program, pretax gains of $31.6 million, $8.8 million, $7.1 million, $8.8 million and $26.5 million, respectively, were included in gain on disposal of assets.

(b)In 2020, in addition to the gain on sale of land noted above, the Company realized a gain of $13.2 million from the sale of a manufacturing and distribution facility in Australia. The gain was offset by a $30.5 million write-off of capitalized software implementation costs related to the front and back office standardization project that was initiated in 2017, due to a shift in the business model and digital strategy set forward by the new leadership team. This line item also included $5.8 million for the sale of the marketing office in France in 2019, $9.5 million from the sale and leaseback of a distribution facility in Japan in 2018 and $2.1 million from the sale of the Beauticontrol property in Texas in 2018.

(c)Valuations completed on the Company’s trade names resulted in the conclusion that the goodwill value of the Fuller Mexico reporting unit in both 2019 and 2017 and the Fuller and Nutrimetics trade names in 2019 were impaired. This resulted in a non-cash charge of $40.0 million and $62.9 million, respectively.

(d)In 2017, upon enactment of the United States Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company recorded $375.0 million of non-cash, income tax charges. In addition, in 2018 the Company recorded $46.6 million of income tax expense related to implementation of provisions of the Tax Act. The Company’s earnings are materially generated outside the United States in jurisdictions with higher tax rates. In addition, the performance in the United States market during the post tax reform years also exacerbates the unfavorable impacts of global intangible low-taxed income inclusion, disallowed interest carryforward and other tax assets not currently utilizable. As a result, in 2019 and 2020, the Company continued to book non-cash charges on its balance sheet. These cash and non-cash factors combined provide an overall tax expense that is high when compared to pre-tax income results.

(e)On December 31, 2017, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method. The new guidance was applied to all contracts at the date of initial application. There was no impact on beginning retained earnings from the adoption as of December 31, 2017. Results for reporting periods beginning December 31, 2017 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision. The Company's financial position and results of operations as of December 28, 2019 and December 29, 2018, and for the years then ended, were not materially impacted by the adoption of the new guidance.

(f)The dividend payout ratio is dividends declared per share divided by basic earnings per share. In 2017, due to the Company's net loss position the dividend payout ratio is not meaningful.

(g)In 2017, due to the Company's net loss position diluted shares were the same as basic shares outstanding.

(h)Period-end book value per share is calculated as year-end shareholders’ equity (deficit) divided by full-year diluted common shares outstanding.

(i)Period-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full-year diluted earnings per share. In 2017, due to the Company's net loss position the Period-end price/earnings ratio is not meaningful.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for 2020 compared with 2019, and changes in financial condition during 2020 and 2019. Discussion of the results of operations for 2019 compared with 2018 are included in the Form 10-K for the period ended December 28, 2019 and filed with the SEC on March 12, 2020. This information should be read in conjunction with the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

The Company primarily designs innovative, functional, and environmentally responsible products to help store, serve, and prepare food. The core of the Tupperware brand product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home, in addition to lines of cookware, knives, microwave products, microfiber textiles, water-filtration related items and an array of products for on-the-go consumers. Products are primarily sold directly to independent distributors, directors, managers and dealers (the “sales force”) throughout the world. Sales force members purchase products at a discount from the Company and then sell them to their customers. Sales methods can differ based on the market. The Company is largely dependent upon the sales force and individuals to reach the end customer, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings, and operating cash flows. The Company’s primary business drivers are the size, activity, diversity and productivity of its independent sales organizations. In 2020, the Company continued to sell directly and/or through its sales force as well as to end consumers via the internet and through business-to-business transactions, in which it sells products to a partner company.

As the impacts of foreign currency translation are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve the readers’ ability to understand the Company’s operating results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if current period exchange rates had been used to translate results in the prior period. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a "local currency" basis, or "excluding the foreign exchange impact". These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a local currency basis may not be comparable to similarly titled measures used by other companies.

COVID-19 impact in 2020 was most pronounced in Asia Pacific and Europe where the Company experienced partial or country-wide lockdowns of operations in various markets which affected financial results and liquidity. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the first quarter of 2021 may also be negatively impacted by COVID-19. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, availability and distribution of vaccines, additional and new variants of the virus, and how quickly and to what extent normal economic and operating conditions can resume.

Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the section entitled Forward-Looking Statements in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Results of Operations

	Year Ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions, except per share amounts)	December 26, 2020	December 28, 2019	Amount	Percent		Amount	Percent
Net sales	$1,740.1	$1,797.9	$(57.8)	(3)%	$(108.3)	$50.5	3%
Gross margin as a percent of sales	67.2%	66.0%	N/A	1.2 pp	N/A	N/A	N/A
Selling, general and administrative expense as a percent of sales	54.6%	55.6%	N/A	(1.0) pp	N/A	N/A	N/A
Operating income	$197.6	$125.9	$71.7	57%	$(24.1)	$95.8	94%
Net income	$112.2	$12.4	$99.8	+	$(14.9)	$114.7	+
Diluted earnings per share	$2.14	$0.25	$1.89	+	$(0.30)	$2.19	+
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $1,740.1 million and $1,797.9 million in 2020 and 2019, respectively. Excluding foreign exchange impact, sales increased $50.5 million or 3 percent, primarily due to:

•Brazil, United States and Canada mainly from a larger and more active sales force, and use of digital tools
•Fuller Mexico from an increase in sales force size and activity, and higher business-to-business sales
•partially offset by China from a net reduction in studios, shift in product mix, lower consumer spending, and studio activities disruption from COVID-19; France from decrease in business-to-business sales and the Philippines mainly due to longer closures and disruptions from government mandated lockdowns due to COVID-19

The negative impact to net sales in 2020 as a result of COVID-19 is estimated at 4 percent. The average impact of higher prices was approximately 3 percent compared with 2019.

The Company continues to monitor the effects of COVID-19 on its sales and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic. As a result of the pandemic, the Company has seen a rapid adoption of digital tools and techniques by its sales force to reach and sell product solutions to more customers than ever before. Additionally, a positive consumer trend resulting from COVID-19 is in the rise of more people cooking at home, and consumers concerned with food storage and food safety. This, along with new sales and marketing techniques, resulted in a 3 percent increase in our core sales as compared with 2019.

A more detailed discussion of the sales results by reporting segment is included in the segment results section in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As discussed in Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, the Company includes certain promotional costs in selling, general and administrative expense. As a result, the Company's net sales may not be comparable with other companies that treat these costs as a reduction of net sales.

Gross Margin

Gross margin was $1,169.3 million and $1,187.1 million in 2020 and 2019, respectively. Gross margin as a percentage of sales was 67.2 percent and 66.0 percent in 2020 and 2019, respectively. The improvement of 1.2 percentage points ("pp") is primarily due to:

•lower manufacturing costs in Europe and South America
•lower resin costs in Asia Pacific, Europe and North America
•favorable mix of products sold and the combined impact from a favorable mix of sales from units with higher than average gross margins, including from cost savings from the Turnaround Plan

Selling, General and Administrative Expense

Selling, general and administrative expense were $949.6 million and $999.4 million in 2020 and 2019, respectively. Selling, general and administrative expense as a percentage of sales was 54.6 percent in 2020, compared with 55.6 percent in 2019. The 1.0 pp decrease is primarily due to:

•lower promotional expenses reflecting the benefits from implementation of right-sizing initiatives related to the Turnaround Plan and cancellation of certain events and travel due to COVID-19, primarily in Brazil, Germany, Indonesia, Italy and Tupperware Mexico
•partially offset by higher freight and commission expense predominantly in the United States and Canada reflecting higher sales, higher management incentives, and the absence of an enterprise award received from the local Chinese government in 2019

The Company segregates corporate operating expenses into allocated and unallocated components based upon the estimated time spent managing segment operations. The allocated costs are then apportioned on a local currency basis to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures.

Total unallocated expenses in 2020 decreased $0.1 million compared with 2019, primarily due to:

•a pre-tax gain on debt extinguishment of $40.2 million
•partially offset by higher management incentives, non-recurring fees for professional services firms supporting business turnaround efforts and pension settlement costs

As discussed in Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, the Company includes distribution costs of its products in selling, general and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies which include this expense in cost of products sold.

Re-engineering Charges

Re-engineering charges were $36.1 million and $34.7 million in 2020 and 2019, respectively. The multi-year decline in revenue led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency and otherwise turnaround its business. These actions often result in re-engineering charges related to headcount reductions and to facility downsizing and closure, other costs that may be necessary in light of the revised operating landscape include structural changes impacting how its sales force operates, as well as related asset write-downs. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts. These re-engineering charges were mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the “Turnaround Plan”) and the July 2017 revitalization program (“2017 program”).

The re-engineering charges were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019
Turnaround plan	$33.0	$26.4
2017 program	3.1	4.5
Other	—	3.8
Total re-engineering charges	$36.1	$34.7

Costs incurred under these programs were included in Consolidated Statements of Income under the following captions:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019
Re-engineering charges	$36.1	$34.7
Cost of products sold	—	0.9
Selling, general and administrative expense	—	0.4
Total re-engineering charges recorded in different line items	$36.1	$36.0

The key elements of the Turnaround Plan include: increasing the Company's rightsizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. The Company incurred $32.2 million and $13.1 million in 2020 and 2019, respectively, primarily related to severance costs. In 2020 the Company realized cost savings of approximately $192 million. This plan is expected to run through 2021.

The 2017 program has incurred $87.2 million of pretax costs starting in the second quarter of 2017 through 2020 and expects to incur an additional $1.6 million of pretax re-engineering costs in 2021. The annualized benefit of these actions has been approximately $36 million. After reinvestment of a portion of the benefits, improved profitability is reflected most significantly through lower cost of products sold and also through lower selling, general and administrative expense.

Refer to Note 3: Re-engineering Charges to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information.

Gain on Disposal of Assets

Gain on disposal of assets was a gain of $14.0 million and gain of $12.9 million in 2020 and 2019, respectively. In 2020 the Company realized a gain of $13.2 million from the sale of a manufacturing and distribution facility in Australia and $31.6 million from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land. The gain was offset by a $30.5 million write-off of capitalized software implementation costs related to the front and back office standardization project that was initiated in 2017, due to a shift in the business model and digital strategy set forward by the new leadership team. In 2019 the Company realized a gain of $8.8 million from sale of land near the Company headquarters in Orlando, Florida and $5.8 million for the sale of the marketing office in France.

Impairment Expense

Impairment expense was $0.0 million and $40.0 million in 2020 and 2019, respectively.

In the third quarter of 2020, the Company completed the annual impairment assessments for all of its reporting units and indefinite-lived intangible assets. As part of this testing, the Company analyzed certain qualitative and quantitative factors in completing the annual impairment assessment. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales, profit margins, and discount rates, along with the royalty rate related to trade names. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded there were no impairments.

Although no reporting units failed the assessments noted above, in management’s opinion, the goodwill associated with the Japan reporting unit is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. The significant assumptions for the goodwill associated with the Japan quantitative impairment assessment included annual revenue growth rates and a discount rate utilized within the analysis, which impacts the Company’s conclusion regarding the likelihood of goodwill impairment for the unit. Total goodwill associated with this reporting unit was $11.0 million as of September 26, 2020. Based on the 2020 annual impairment test, the estimated fair value of the Japan reporting unit exceeded its carrying value by approximately 11.0 percent. The projected future cash flows, which included revenue growth rates ranging from negative 15.5 percent to positive 9.0 percent with an average growth rate of 1.3 percent, were discounted at 9.0 percent. Based on the discounted cash flow model and holding other valuation assumptions constant, Japan’s projected operating profits across all future periods would have to be reduced approximately 13.3 percent, or the discount rate increased to 10.0 percent, in order for the estimated fair value to fall below the reporting unit’s carrying value.

Similarly, while no trade names failed the assessment, in management’s opinion, the NaturCare trade name is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the royalty rate or discount rate. The significant assumptions for the quantitative impairment assessment of the NaturCare trade name included annual revenue growth rates, royalty rate, and the discount rate utilized within the analysis, which impacts the Company’s conclusion regarding the likelihood of impairment of the trade name. Total carrying value of the NaturCare trade name was $11.5 million as of September 26, 2020. Based on the 2020 annual impairment test, the estimated fair value of the NaturCare trade name exceeded its carrying value by approximately 11.0 percent. The projected future cash flows, which included annual revenue growth rates ranging from negative 4.0 percent to positive 2.0 percent with an average growth rate of 1.3 percent and a royalty rate of 4.0 percent, were discounted at 10.0 percent. Based on the discounted cash flow model and holding other valuation assumptions constant, the projected revenue associated with the trade name, across all future periods, would have to be reduced approximately 9.9 percent, the royalty rate reduced to 3.6 percent, or the discount rate increased to 10.9 percent, in order for the estimated fair value to fall below the trade name’s carrying value.

In 2019, the Company recorded goodwill impairment of $17.5 million and trade name impairment of $22.5 million which was primarily related to the Fuller Mexico reporting unit.

In the third quarter of 2019, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding $19.7 million impairment existed as of the third quarter 2019, mainly for the impairment of goodwill associated with the Fuller Mexico beauty and personal care products business in the amount of $17.5 million. This was a triggering event to assess the recoverability of the Fuller trade name, which concluded no impairment as of the third quarter of 2019 based on actual and forecasted results of the units which support the Fuller trade name value.

The Nutrimetics trade name was also impaired by $2.2 million due to declining sales trends, leaving a $3.5 million carrying value as of September 28, 2019.

The impairment evaluation of the goodwill associated with the Fuller Mexico reporting unit involved comparing the fair value of the reporting unit to its carrying value, including the goodwill balance, after consideration of impairment to its long-lived assets. There were no impairments of any long-lived assets. The fair value analysis for Fuller Mexico was completed using the income approach, which was considered a Level 3 measurement within the fair value hierarchy. The significant assumptions used in the income approach included estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. The income approach, or discounted cash flow approach, also requires an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model used a forecast period of ten years with annual revenue growth rates ranging from negative 8.0 percent to positive 4.0 percent, a compound average growth rate of 0.2 percent, and a 2.5 percent growth rate used in calculating the terminal value. The discount rate used was 14.9 percent. The growth rates were determined by reviewing historical results of the operating unit and the historical results of the Company’s other similar business units, along with the expected contribution from growth strategies being implemented. As the fair value of Fuller Mexico was less than the carrying value by more than the recorded goodwill balance, the remaining balance of goodwill recorded at Fuller Mexico was written off.

In the fourth quarter of 2019, as part of the on-going assessment of goodwill and intangible assets, the Company noted that the financial performance of the units selling Fuller products had fallen below their previous trend lines and it concluded that they would fall significantly short of previous expectations. Sales further declined in the fourth quarter of 2019 and margins significantly declined from third to fourth quarter resulting in an approximate 30 percent decrease in margins in the forecasted period. This significant impact to margins also impacted the royalty rate which was reduced from the rate utilized in the third quarter of 2019. These declines in the financial performance were deemed to be a triggering event and a test for recoverability and impairment was performed over the definite-lived intangible asset which included comparing the sum of the estimated undiscounted future cash flows attributable to the Fuller trade name to its carrying value. The result of the impairment test was to record a $20.3 million impairment to the Fuller trade name included in the impairment of goodwill and intangible assets caption of the Company's Consolidated Statements of Income. As the units that sell Fuller products are in different geographical areas, impairments of $6.0 million, $13.6 million and $0.7 million were recorded for the Asia Pacific, North America and South America segments, respectively. The Fuller trade name carrying value was $6.5 million as of December 28, 2019.

Refer to Note 12: Trade Names and Goodwill to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information.

Gain on Debt Extinguishment

Gain on debt extinguishment was $40.2 million and $0.0 million in 2020 and 2019, respectively. The change in interest expense is related to a decrease in the Company’s borrowings. During the second, third, and fourth quarters of 2020 the Company retired its Senior Notes in the aggregate principal amount of $600.0 million through tender offers, open-market purchases, and redemption.

Interest Expense

Interest expense was $38.6 million and $41.5 million in 2020 and 2019, respectively. The change in interest expense is related to a decrease in the Company’s borrowings.

Interest Income

Interest income was $1.5 million and $2.2 million in 2020 and 2019, respectively. Interest income is related to the interest earned on our cash balances.

Other Expense (Income), Net

Other expense (income), net, was a gain of $11.6 million and $16.8 million in 2020 and 2019, respectively. The Company records foreign currency translation impacts and pension costs in this line item.

Provision for Income Taxes

Provision for income taxes was $100.1 million and $91.0 million in 2020 and 2019, respectively. The effective tax rate was 47.2 percent and 88.0 percent in 2020 and 2019, respectively. The change in effective tax rate in 2020 from 2019 was primarily due to:

•a favorable treatment of gain on debt extinguishment and gain from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land, sheltered by a mixture of previously valued foreign tax credits and global intangible low-taxed income (“GILTI”) tax credits
•partially offset by losses in United States that currently have no tax benefit, and
•an unfavorable adjustment related to a continued limitation of interest expense deductions requiring a valuation allowance

Refer to Note 4: Income Taxes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information.

Net Income

Net income was $112.2 million and $12.4 million in 2020 and 2019, respectively. See above discussion for the main drivers of changes in net income. A more detailed discussion of the results by reporting segment is included in the segment results section below.

Segment Results

International operations accounted for 90 percent of sales in 2020 and 93 percent in 2019. They accounted for 97 percent and 98 percent of segment profit in 2020 and 2019, respectively.

The Company, continues focusing on its core business while considering strategic alternatives for non-core assets, including potential divestitures of its beauty and personal care products businesses. During 2020, the beauty businesses in total generated $233.9 million in net sales and $15.4 million in operating income. In the first quarter of 2021, the Company completed the sale of its Avroy Shlain beauty business in South Africa for $33.6 million. In 2021, the Company will continue its efforts to divest non-core assets, specifically concentrating on its remaining beauty businesses.

The Company had a negative impact to sales and profit results by reporting segment in 2020 as a result of COVID-19. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the first quarter of 2021 may also be negatively impacted by COVID-19. The Company continues to monitor the effects of COVID-19 on its reported sales and profit and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic.

	Year Ended		Change			Foreign exchange impact	Change excluding the foreign exchange impact		Percent of total
(Dollars in millions)									Year Ended
	December 26, 2020	December 28, 2019	Amount	Percent			Amount	Percent	December 26, 2020	December 28, 2019
Net Sales
Asia Pacific	$523.3	$590.5	$(67.2)	(11)%		$(3.3)	$(63.9)	(11)%	30%	33%
Europe	446.2	475.2	(29.0)	(6)%		(14.5)	(14.5)	(3)%	26	26
North America	525.7	453.5	72.2	16%		(28.5)	100.7	24%	30	25
South America	244.9	278.7	(33.8)	(12)%		(62.0)	28.2	13%	14	16
Total net sales	$1,740.1	$1,797.9	$(57.8)	(3)%		$(108.3)	$50.5	3%	100%	100%

Segment profit
Asia Pacific	$123.7	$124.3	$(0.6)	(1)%		$(1.0)	$0.4	—%	39%	50%
Europe	$78.6	$38.0	$40.6	+		$(4.2)	$44.8	+	25%	15%
North America	$62.5	$40.2	$22.3	56%		$(5.4)	$27.7	82%	20%	16%
South America	$48.4	$43.8	$4.6	11%		$(10.7)	$15.3	46%	15%	18%

Segment profit as a percent of sales
Asia Pacific	23.6%	21.0%	N/A	2.6	pp
Europe	17.6%	8.0%	N/A	9.6	pp
North America	11.9%	8.9%	N/A	3.0	pp
South America	19.8%	15.7%	N/A	4.1	pp
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Asia Pacific

Net sales were $523.3 million and $590.5 million in 2020 and 2019, respectively. Excluding foreign exchange impact, sales decreased $63.9 million or 11 percent, primarily due to:

•China, from a net reduction in studio openings, lower productivity from a shift to mid-priced products from premium priced products due to lower consumer spending trends and studio activities disruption from COVID-19
•Indonesia and the Philippines mainly from disruption of sales force activities and lower consumer spending, negatively impacted by COVID-19
•partially offset by Australia and New Zealand, mainly from a larger and more active sales force and the use of digital tools

The negative impact to net sales in 2020 as a result of COVID-19 is estimated at 6 percent. The average impact of higher prices was approximately 4 percent compared with 2019.

Segment profit was $123.7 million and $124.3 million in 2020 and 2019, respectively. Excluding foreign exchange impact, segment profit increased $0.4 million, primarily due to:

•Benefits from implementation of right-sizing initiatives related to the Turnaround Plan and cancellation of certain events and travel due to COVID-19
•partially offset by the impact from lower sales volume, lower gross margin in China from a shift to mid-priced products from premium priced products due to lower consumer spending trends, and negative impact from COVID-19

The Indonesian Rupiah had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

Europe

Net sales were $446.2 million and $475.2 million in 2020 and 2019, respectively. Excluding foreign exchange impact, sales decreased $14.5 million or 3 percent, primarily due to:

•France, Italy and South Africa mainly due to disruptions from COVID-19
•partially offset by Germany from core sales improvement mainly reflecting a more active sales force and Commonwealth of Independent States from higher recruiting and a larger sales force count

The negative impact to net sales in 2020 as a result of COVID-19 is estimated at 9 percent. The average impact of higher prices was approximately 2 percent compared with 2019.

Segment profit was $78.6 million and $38.0 million in 2020 and 2019, respectively. Excluding foreign exchange impact, segment profit increased $44.8 million, primarily due to:

•higher gross margin
•lower bad debt, mainly in France and Germany
•lower promotional spending reflecting cancellation of certain events and travel due to COVID-19 and benefits from implementation of right-sizing initiatives related to the Turnaround Plan, mainly in Germany and Italy
•partially offset by impact from COVID-19, primarily in France, Italy and South Africa

The South African Rand had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

North America

Net sales were $525.7 million and $453.5 million in 2020 and 2019, respectively. Excluding foreign exchange impact, sales increased $100.7 million or 24 percent, primarily due to:

•the United States and Canada, reflecting a larger sales force from higher recruiting, increased activity and leveraging of digital tools
•Fuller Mexico, from higher business-to-business sales and a larger and more active sales force

The positive impact to net sales in 2020 as a result of COVID-19 is estimated at 5 percent. The average impact of higher prices was approximately 2 percent compared with 2019.

Segment profit was $62.5 million and $40.2 million in 2020 and 2019, respectively. Excluding foreign exchange impact, segment profit increased $27.7 million or 82 percent, primarily due to:

•Fuller Mexico, from lower bad debt costs and obsolescence charges, and to higher sales volume
•the United States and Canada from higher sales volume, lower promotional spending reflecting cancellation of certain events and benefits from implementation of right-sizing initiatives related to the Turnaround Plan, and to higher gross margin mainly related to manufacturing efficiencies

The Mexican Peso had the most meaningful impact on the year-over-year net sales and segment profit comparisons.
South America

Net sales were $244.9 million and $278.7 million in 2020 and 2019, respectively. Excluding foreign exchange impact, sales increased $28.2 million or 13 percent, primarily due to:

•Brazil from a larger and more active sales force, and the use of digital tools
•Argentina from a larger sales force count and increased sales force activity and productivity, including from higher prices due to inflation

The negative impact to net sales in 2020 as a result of COVID-19 is estimated at 3 percent. The average impact of higher prices was approximately 2 percent compared with 2019.

Segment profit was $48.4 million and $43.8 million in 2020 and 2019, respectively. Excluding foreign exchange impact, segment profit increased $15.3 million or 46 percent, primarily due to:

•Brazil from lower promotional spending reflecting cancellation of certain events and travel due to COVID-19 and benefits from implementation of right-sizing initiatives related to the Turnaround Plan, and to higher sales volume
•Argentina from higher sales volume and implementation of right-sizing initiatives related to the Turnaround Plan

The Brazilian Real had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

Financial Condition
Liquidity and Capital Resources
The Company's net working capital position decreased by $213.2 million at the end of 2020 compared with the end of 2019. Excluding the foreign exchange impact, net working capital decreased $196.6 million, primarily due to:
•a $127.4 million increase in short-term borrowings, net of cash and cash equivalents, due to an increase in borrowings under the Credit Agreement
•a $82.0 million net increase, from an increase in accrued liabilities due to higher management incentives and freight liabilities, higher accounts payables reflecting the timing of payments in light of COVID-19, and an increase in net hedges payable.

On February 26, 2020, S&P downgraded the Company’s credit rating from BB+ to B and placed all of its ratings on Credit Watch with negative implication. On February 27, 2020 Moody’s downgraded the Company’s credit rating from Baa3 to B1. Subsequent to those dates, the Company’s credit ratings have changed further by S&P and Moody’s, with S&P’s rating of the Company currently at B with a positive outlook, and Moody’s rating of the Company currently at B3 with a stable outlook. If the Company faces downgrades in its credit rating, the Company could also experience further strains on its liquidity and capital resources, higher cost of capital and decreased access to capital markets.

During the first quarter of 2020, the Company completed an Amendment(a) related to its $650.0 million Credit Agreement(a) providing debt covenant relief through increasing the leverage ratio(a) allowing the needed flexibility to execute the Turnaround Plan and respond to COVID-19. During the second, third, and fourth quarters of 2020 the Company retired its Senior Notes(a) in the aggregate principal amount of $600.0 million through tender offers, open-market purchases, and redemption by using cash on hand and the proceeds from the Term Loan received in December 2020(a) that it successfully obtained during the fourth quarter of 2020. These measures successfully reduced total debt and improved the overall liquidity of the Company, and as a result of these actions, the earliest maturity of the Company's long-term debt is now in 2023. The Company, has also improved its overall liquidity by focusing on its core business while considering strategic alternatives for non-core assets, including potential divestitures of its beauty and personal care products businesses. During 2020, the beauty businesses in total generated $233.9 million in net sales and $15.4 million in operating income. In the first quarter of 2021, the Company completed the sales of its Avroy Shlain beauty business in South Africa for $33.6 million. In 2021, the Company will continue its efforts to divest non-core assets, specifically concentrating on its remaining beauty businesses. The Company also accelerated its land and property divestitures in 2020 and realized a gain of $13.2 million from the sale of a manufacturing and distribution facility in Australia and $31.6 million from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land. The Company completed the sale of the manufacturing facility in France for approximately $9.1 million in the first quarter of 2021. The Company will endeavor to continue to divest land and property in 2021 that is deemed non-core to its ongoing operations.
____________________
(a)as defined or noted below.

Debt Summary

The debt portfolio consisted of:

	As of
(In millions)	December 26, 2020	December 28, 2019
Term loan	$275.0	$—
Credit agreement	423.3	272.0
Finance leases (a)	3.3	3.6
Senior notes (face value)	—	600.0
Unamortized debt issuance costs	(18.3)	(0.2)
Total debt	$683.3	$875.4

Current debt and finance lease obligations	$424.7	$273.2
Long-term debt and finance lease obligations	258.6	602.2
Total debt	$683.3	$875.4
____________________
(a)See Note 18: Leases for further details.

Term Loan

On December 3, 2020 (the “Closing Date”), Angelo, Gordon & Co., L.P. and JPMorgan Chase Bank, N.A. (the ‘Lenders’) and the Company entered into a credit agreement, by and among:

1.the Company, as borrower, the Lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent, providing for a secured term loan facility (the “Parent Term Loan”) in an aggregate principal amount of $200.0 million and
2.Dart Industries, Inc., as borrower, Company, as a guarantor, the Lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent, providing for a secured term loan facility (the “Dart Term Loan” and, together with the Parent Term Loan, the “Term Loan”) in an aggregate principal amount of $75.0 million.

The Company used the aggregate borrowings of $275.0 million from the Term Loan and cash on hand to retire outstanding Senior Notes (as defined below). The Term Loan has an original issue discount and commitment fee of 4.5% or $12.4 million which has been recorded as a contra liability to the carrying value of the Term Loan and is included in the unamortized debt issuance costs balance noted above. The original issue discount and related debt issuance costs will be amortized over the term of the Term Loan. The Term Loan matures on December 3, 2023. The Company has prepayment options, as well as mandatory prepayments at the option of the Lenders. The prepayments have premium protections depending on the timing of the prepayment and the source of cash used for prepayment.

Interest is payable quarterly in arrears and on maturity. The Company has the option, to pay interest equal to either:

1.the aggregate borrowing rate (“ABR”), determined by reference to the highest of:
a.the “United States Prime Lending Rate” published by The Wall Street Journal,
b.the federal funds effective rate from time to time plus 0.50% per annum and
c.the one-month Eurodollar Rate, plus 1.00% per annum, which shall, regardless of rate used, be no less than 2.0% per annum, or
2.a Eurodollar Rate for a specified period appearing on Reuters Screen LIBOR01 Page, which shall be no less than 1.00% per annum, in each case, plus an applicable margin.

The applicable margin is initially 7.75% per annum for ABR borrowings and 8.75% per annum for Eurodollar Rate borrowings, and in each case, from and after the delivery of the applicable financial statements for the first full fiscal quarter following the Closing Date, the applicable margin shall then be:

1.for ABR borrowings, either:
a.7.75% per annum, if the consolidated leverage ratio is greater than 2.75 to 1.00 or
b.7.25% per annum, if the consolidated leverage ratio is less than or equal to 2.75 to 1.00 and
2.for Eurodollar Rate borrowings, either:
a.8.75% per annum, if the consolidated leverage ratio is greater than 2.75 to 1.00 or
b.8.25% per annum, if the consolidated leverage ratio is less than or equal to 2.75 to 1.00.

The Parent Term Loan is fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing and future domestic subsidiaries that provide a guaranty under the Company’s Second Amended and Restated Credit Agreement, dated as of March 29, 2019 (as amended on August 28, 2019 and on February 28, 2020, the “Existing Revolving Credit Agreement”) among, inter alia, the Company, the other borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Dart Term Loan is fully and unconditionally guaranteed on a joint and several basis by the Company and certain of the Company’s existing and future domestic and foreign subsidiaries. The Term Loan includes a financial covenant as well as customary affirmative and negative covenants, including, among other things, as to compliance with laws, delivery of quarterly and annual financial statements, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The Term Loan includes events of default relating to customary matters (and customary notice and cure periods), including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to material indebtedness; bankruptcy; material judgments; and certain ERISA events.

Credit Agreement

On March 29, 2019, the Company and its wholly owned subsidiaries, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated their multicurrency Credit Agreement (as further amended via an Amendment No. 1 dated August 28, 2019, the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the credit agreement dated September 11, 2013, and as amended (the “Old Credit Agreement”), and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed credit facility in an aggregate amount of $650.0 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50.0 million of the Facility Amount, and (iii) a swingline facility, available up to $100.0 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325.0 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million), subject to certain conditions. As of December 26, 2020, the Company had total borrowings of $423.3 million outstanding under its Credit Agreement, with $160.3 million of that amount denominated in Euro.

Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the LIBOR or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in United States Dollars with a maturity of one month plus 1.0 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in United States Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of December 26, 2020, the Company had a weighted average interest rate of 1.97 percent with a baser rate spread of 188 basis points on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.

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

At December 26, 2020, the Company had $251.3 million of unused lines of credit, including $209.0 million under the committed, secured Credit Agreement, and $42.3 million available under various uncommitted lines around the world.

Senior Notes

The Company had outstanding $600.0 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes were to mature on June 1, 2021. The Notes were issued under an indenture (the “Indenture”), by and among the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor had granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor had granted a security interest in those certain “Tupperware” trademarks and service marks as well. The security interest may be released under certain customary circumstances specified in the Indenture. These customary circumstances include payment in full of principal of and premium, if any, and interest on the Senior Notes. The Indenture included, among others, covenants that limit the ability of the Company and its subsidiaries to (i) incur indebtedness secured by liens on certain real property, (ii) enter into certain sale and leaseback transactions, (iii) with respect to the Company only, consolidate or merge with another entity, or sell or transfer all or substantially all of its properties and assets and (iv) sell the capital stock of the Guarantor or sell or transfer all or substantially all of its assets or properties.

During the second, third, and fourth quarters of 2020 the Company retired its Senior Notes in the aggregate principal amount of $600.0 million through tender offers, open-market purchases, and redemption by using cash on hand and the proceeds from the Term Loan received in December 2020. Any deferred debt issuance costs related to the purchased Senior Notes were expensed and recorded in the interest expense line item. The details of these Senior Notes retirement were as follows:

Year Ended
(In millions)	December 26, 2020
Senior notes retired (face value)	$600.0
Less: Cash paid	552.3
Less: Costs incurred	7.5
Gain on debt extinguishment (pre-tax)	$40.2

Earnings per share from gain on debt extinguishment	$0.82

Cash
The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes its year-end 2020 cash and cash equivalents balance of $139.1 million, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents balance as of December 26, 2020 includes $138.2 million held by foreign subsidiaries. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than deferred tax liability of $10.9 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no United States federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.
The Company’s most significant foreign currency exposures include:
•Brazilian real
•Chinese Renminbi
•Indonesian Rupiah
•Malaysian Ringgit
•Mexican Peso
•South African Rand
Business units in which the Company generated at least $100 million of sales in 2020 included:
•Brazil
•China
•Fuller Mexico
•Tupperware Mexico
•the United States and Canada
A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the additions to and retention and activity of the Company’s independent sales force or the success of new products, promotional programs and/or possibly changes in sales force compensation programs. See Item 1A. Risk Factors under “Natural Disasters and Unusual Weather Conditions, Pandemic Outbreaks (Including COVID-19), Terrorist Acts, Global Political Events and Other Serious Catastrophic Events” for more information regarding COVID-19 and how it could affect the Company's business, financial condition, or results of operations.

Cash Flow Activity
Operating Activities
Net cash provided by operating activities in 2020 was $166.1 million, compared with $87.4 million in 2019. The net favorable comparison was primarily due to:
•higher accrued liabilities due to timing of payments, including lower cash tax payments due to government approved deferrals as relief for the impact of COVID-19
•higher deferred revenue, primarily in the United States and Canada
•partially offset by gain on debt extinguishment

Investing Activities
During 2020, the Company had $27.9 million of capital expenditures primarily consisting of:
•$10.9 million related to molds used in the manufacturing of products
•$8.3 million related to global information technology projects
•$6.4 million related to machinery and equipment
•$1.5 million related to buildings and improvement including land development near the Company headquarters in Orlando, Florida

In 2020, proceeds from disposal of property, plant and equipment were $59.4 million, primarily from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land and sale of the manufacturing and distribution facility in Australia.

During 2019, the Company had $61.0 million of capital expenditures consisting of:
•$22.8 million related to global information technology projects
•$20.2 million related to molds used in the manufacturing of products
•$15.9 million related to buildings and improvements, and other machinery and equipment
•$2.1 million primarily related to land development near the Company headquarters in Orlando, Florida

In 2019, proceeds from disposal of property, plant and equipment were $34.0 million, primarily from sale of land near the Company headquarters in Orlando, Florida and sale of the marketing office in France.

Financing Activities

During 2020, the Company had $169.0 million of outflow primarily consisting of:

•$552.3 million outflow related to the retirement of Senior Notes
•$20.7 million outflow related to debt issuance costs
•partially offset by $275.0 million inflow related to proceeds from the Term Loan, and $131.0 million inflow related to short-term debt

During 2019, the Company had $85.3 million of outflow primarily consisting of:

•$74.3 million outflow related to dividends paid
•$6.2 million outflow related to short-term debt

Dividends

Dividends paid to shareholders were $74.3 million during 2019. The Company suspended its dividend beginning in the fourth quarter of 2019.

Stock Repurchases

Open market stock repurchases by the Company were permitted under an authorization that ran through February 1, 2020 and allowed up to $2.0 billion to be spent and was not extended. Under this program, there were no stock repurchases in 2020 and 2019. Since 2007, the Company has spent $1.39 billion to repurchase 23.8 million shares under this program.

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In 2020 and 2019, 59,636 and 44,131 shares were retained to fund withholding taxes, totaling $1.6 million and $0.9 million, respectively.

Contractual Obligations

The following summarizes the Company’s contractual obligations at December 26, 2020 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt - principal (a)	$701.6	$424.7	$276.9	$—	$—
Debt - interest only (b)	74.6	27.6	47.0	—	—
Pension benefits	120.4	15.6	23.9	22.1	58.8
Post-employment medical benefits	11.8	1.1	2.1	1.8	6.8
Capital commitments (c)	8.5	8.5	—	—	—
Lease obligations	117.4	31.7	37.8	17.1	30.8
Total contractual obligations (d)	$1,034.3	$509.2	$387.7	$41.0	$96.4
____________________
(a)These amounts relate to principal owed on the Term Loan, Credit Agreement and finance leases. See Note 17: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information.
(b)These amounts relate to interest payments on the Term Loan, Credit Agreement and finance leases. For the Term Loan the Company assumed the effective interest rate of 9.75% as of December 26, 2020. Future interest rates can differ based on leverage ratio and other factors. See Note 17: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information.
(c)Capital commitments represent signed agreements as of December 26, 2020 on several capital projects in process at the Company’s various units.
(d)The table excludes information on recurring purchases of inventory as these are made under non-binding purchase orders, are generally consistent from year to year, and are short-term in nature. The table does not include future anticipated income tax settlements. See Note 4: Income Taxes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information.

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

Allowance for Doubtful Accounts

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

Inventories

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities on the financial statements and their respective tax bases. Deferred tax assets also are recognized for net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. These estimates are made on an ongoing basis based upon the Company's business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible.

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

Interest and penalties related to tax contingency or settlement items are recorded as a component of the provision for income taxes in the Company's Consolidated Statements of Income. The Company records accruals for tax contingencies as a component of accrued liabilities or other long-term liabilities on its Consolidated Balance Sheet.

Refer to Note 4: Income Taxes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for additional discussions of the Company's tax positions.

Promotional Costs

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for other activities, ancillary to the Company’s business, but considered separate and distinct services from sales, which are measured by defined group/team sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips. The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of selling, general and administrative expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known.

Trade Names and Goodwill

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

Any fair value test necessary is done by using either the income approach or a combination of the income and market approaches, with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to estimate the fair value of each reporting unit. These include assumptions regarding future operations and the ability to generate cash flows, including projections of revenue, expenses, utilization of assets and capital requirements, along with an appropriate discount rate to be used. The most sensitive estimate in the fair value test is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model uses a forecast period of 10 years and a terminal value. The growth rates are determined by reviewing historical results of the operating unit and the historical results of the Company’s similar business units, along with the expected contribution from growth strategies being implemented. The market approach relies on an analysis of publicly-traded companies similar to the Company and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct selling distribution method. The resulting multiples are then applied to the reporting unit to determine fair value.

The Company's indefinite-lived trade names are evaluated for impairment annually during the third quarter of each year similarly to goodwill beginning with a qualitative assessment. The annual process for assessing the carrying value of indefinite-lived trade name begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is appropriate, the quantitative impairment evaluation for the Company's indefinite-lived trade names involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a trade name exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The fair value of these trade names is estimated using the relief from royalty method, which is a form of the income approach. Under this method, the value of the asset is calculated by selecting a royalty rate, which estimates the amount a company would be willing to pay for the use of the asset. This rate is applied to the reporting unit's projected revenue, tax affected and discounted to present value.

Refer to Note 1: Summary of Significant Accounting Policies and Note 12: Trade Names and Goodwill of the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report regarding the annual process for evaluating trade names and goodwill.

Retirement Benefit Plans

Pension Benefits

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

The Company determines the discount rate primarily by reference to rates of high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The discount rate assumptions used to determine pension expense for the Company’s United States and foreign plans were as follows:

	Year Ended
Discount Rate	December 26, 2020	December 28, 2019
United States Plans	3.3%	4.3%
Foreign Plans	1.4%	1.9%

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and manage risk. The estimated rate of return is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumptions used by the Company for its United States and foreign plans were as follows:

	Year Ended
Expected rate of return	December 26, 2020	December 28, 2019
United States Plans	7.0%	7.0%
Foreign Plans	2.6%	2.6%

The following table highlights the potential impact on the Company’s annual pension expense due to changes in certain key assumptions with respect to the Company’s plans, based on assets and liabilities as of December 26, 2020:

(In millions)	Increase	Decrease
Discount rate change by 50 basis points	$(1.3)	$1.3
Expected rate of return on plan assets change by 50 basis points	$(0.5)	$0.5

Post-retirement Benefits

The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate, to value benefit obligations. The Company determines the discount rate primarily by reference to rates of return on high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post-retirement benefit expense were 3.3 percent for 2020, and 4.3 percent for 2019. A change in discount rate of 50 basis points would not materially change the annual expense associated with the plan.

Revenue Recognition

The Company defines a contract, for revenue recognition purposes, as the order received from the Company's customer who, in most cases, is one of the Company's independent distributors or a member of its independent sales force. Revenue is recognized when control of the product passes to the customer, which is upon shipment, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts and net of expected returns which is estimated using historical return patterns and current expectation of future returns. The Company elected to account for shipping and handling activities that occur after the customer has obtained control of the product as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Generally, payment is either received in advance or in a relatively short period of time following shipment. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations that are not yet met. These obligations generally relate to product awards to be subsequently fulfilled. When that is the case, revenue is deferred until each performance obligation is met.

Incentive Compensation Plans

Compensation expense for stock-based awards is recorded on a straight-line basis over the required service period, based on the fair value of the award. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their stock options before exercising them (expected term) and the estimated volatility of the Company's common stock price over the expected term. These assumptions are generally based on historical averages of the Company.

Impact of Inflation

Inflation, as measured by consumer price indices, has continued at a low level in most of the countries in which the Company operates, except in South America, particularly in Argentina and Venezuela. Refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for a discussion of inflation.

New Pronouncements

Refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for a discussion of new accounting pronouncements.

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

Interest Rate Risk

Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of four different base rates, plus an applicable spread. The Company generally selects LIBOR as its base rate. As of December 26, 2020, the Company had a weighted average interest rate of 1.97 percent with a base rate spread of 188 basis points on its United States Dollar and Euro denominated LIBOR/EURIBOR-based borrowings under the Credit Agreement.

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

As of December 26, 2020, the Company had total borrowings of $423.3 million outstanding under its Credit Agreement, with $160.3 million denominated in Euro. If short-term interest rates varied by 10 percent, which in the Company’s case would mean short duration United States Dollar and Euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

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

Foreign Exchange Rate Risk

A significant portion of the Company’s sales and profit come from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments and relations between foreign and United States governments.

Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the United States Dollar and the large number of currencies involved, although the Company’s most significant income and cash flow exposures are to the Brazilian Real, Chinese Renminbi, Indonesian Rupiah, Malaysian Ringgit, Mexican Peso and South African Rand.

Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many countries, a strengthening United States Dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging cash flow generated by those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany transactions and a portion of purchases forecasted for generally up to the following 15 months. The Company does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.

While the Company’s derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges was an inflows of $3.6 million, outflow of $2.3 million and inflows of $2.9 million in 2020, 2019 and 2018, respectively.

The United States Dollar equivalent of the Company's most significant net open forward contracts as of December 26, 2020 were to buy South Korean Won worth $35.4 million and Swiss Franc worth $23.3 million, and to sell United States Dollars worth $79.9 million and Euros worth $16.8 million. In agreements to sell foreign currencies in exchange for United States Dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for United States Dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of December 26, 2020, the Company had a net derivative liability of $0.1 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts. Through the end of 2018, the Company recorded the impact of forward points in net interest expense and the same income statement line item that is used to present the earnings effect of the hedged item starting in 2019.

A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-United States Dollar currencies. The Company continuously monitors its foreign currency exposure and expects to enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company's hedging activities for foreign currency in Note 14: Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Commodity Price Risk

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Company products, and the Company estimates that 2021 cost of sales will include approximately $122.9 million for the cost of resin in the Tupperware brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, the Company estimates that a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by approximately $12.3 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.

Real Estate Risk

The Company has a program to sell land held for development around the Company headquarters in Orlando, Florida. This program is exposed to the risks inherent in the real estate development process. Included among these risks is the impact of the COVID-19 pandemic on the commercial real estate market, the ability to obtain all necessary government approvals, the success of attracting tenants for commercial or residential developments in the Orlando real estate market, obtaining financing and other general economic conditions, such as interest rate increases. Based on the variety of factors that impact the Company's ability to close sales transactions, it cannot predict when the program will be completed.

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
•the value of long-term assets, particularly indefinite and definite-lived intangibles and goodwill associated with acquisitions, and the realizability of the value of recognized tax assets;
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

•the Company's ability to remediate the material weakness identified in connection with the assessment of internal control over financial reporting for the fiscal year ended December 26, 2020, as well as the reasonable possibility that, until such material weakness is remediated, the material weakness could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected;
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
•the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company’s operations or Company sales force by foreign governments, including changes in interpretation of employment status of the sales force by government authorities, exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular in Argentina and Egypt;
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
•the impact of changes, changes in interpretation of or challenges to positions taken by the Company with respect to United States federal, state and foreign tax or other laws, including with respect to the Tax Act in the United States and non-income taxes issues in Brazil, India, Indonesia and Mexico;
•our ability to ship product to customers on a timely basis, including because of delays caused by our supply chain;
•our ability to sustain the same level of growth in sales and net income that the Company recorded in second, third, and fourth quarters of 2020.

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

Item 8. Financial Statements and Supplementary Data.
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In millions, except per share amounts)	December 26, 2020	December 28, 2019	December 29, 2018
Net sales	$1,740.1	$1,797.9	$2,069.7
Cost of products sold	570.8	610.8	692.2
Gross margin	1,169.3	1,187.1	1,377.5

Selling, general and administrative expense	949.6	999.4	1,060.5
Re-engineering charges	36.1	34.7	15.9
Gain on disposal of assets	14.0	12.9	18.7
Impairment expense	—	40.0	—
Operating income	197.6	125.9	319.8

Gain on debt extinguishment	(40.2)	—	—
Interest expense	38.6	41.5	46.5
Interest income	(1.5)	(2.2)	(2.8)
Other expense (income), net	(11.6)	(16.8)	(0.1)
Income before income taxes	212.3	103.4	276.2

Provision for income taxes	100.1	91.0	120.3
Net income	$112.2	$12.4	$155.9

Basic earnings per share	$2.29	$0.26	$3.12
Diluted earnings per share	$2.14	$0.25	$3.11

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Net income	$112.2	$12.4	$155.9

Other comprehensive income (loss):
Foreign currency translation adjustments	(48.2)	(17.3)	(53.0)
Deferred gain (loss) on cash flow hedges, net of tax	2.6	(2.9)	0.1
Pension and other post-retirement benefit (costs), net of tax	(2.0)	(11.0)	4.4
Other comprehensive loss	(47.6)	(31.2)	(48.5)

Total comprehensive income (loss)	$64.6	$(18.8)	$107.4

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
(In millions, except share amounts)	December 26, 2020	December 28, 2019
Assets
Cash and cash equivalents	$139.1	$123.2
Accounts receivable, net	114.7	110.7
Inventories	236.3	245.2
Non-trade amounts receivable, net	25.9	39.1
Prepaid expenses and other current assets	30.1	20.3
Total current assets	546.1	538.5

Deferred tax assets, net	178.5	186.1
Property, plant and equipment, net	202.5	267.5
Operating lease assets	97.9	84.1
Long-term receivables, net	12.6	15.0
Trade names, net	23.6	24.6
Goodwill	60.4	59.5
Other assets, net	98.3	87.1
Total assets	$1,219.9	$1,262.4

Liabilities And Shareholders' Equity
Accounts payable	$135.1	$125.4
Current debt and finance lease obligations	424.7	273.2
Accrued liabilities	349.9	290.3
Total current liabilities	909.7	688.9

Long-term debt and finance lease obligations	258.6	602.2
Operating lease liabilities	70.1	56.0
Other liabilities	186.2	192.3
Total liabilities	1,424.6	1,539.4

Commitments and contingencies (Note 20)
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	215.5	215.0
Retained earnings	1,161.6	1,067.3
Treasury stock, 14,312,853 and 14,678,742 shares, respectively, at cost	(896.5)	(921.6)
Accumulated other comprehensive loss	(685.9)	(638.3)
Total shareholders' equity (deficit)	(204.7)	(277.0)

Total liabilities and shareholders' equity	$1,219.9	$1,262.4

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 30, 2017	63.6	$0.6	12.6	$(851.5)	$217.8	$1,043.1	$(529.4)	$(119.4)
Net income						155.9		155.9
Cumulative effect of change in accounting principle						24.2	(24.2)	—
Other comprehensive loss							(48.5)	(48.5)
Cash dividends declared ($2.72 per share)						(136.1)		(136.1)
Repurchase of common stock			2.6	(100.2)				(100.2)
Stock and options issued for incentive plans			(0.2)	11.9	1.5	(0.3)		13.1
December 29, 2018	63.6	0.6	15.0	(939.8)	219.3	1,086.8	(602.1)	(235.2)
Net income						12.4		12.4
Cumulative effect of change in accounting principle						12.1	(5.0)	7.1
Other comprehensive loss							(31.2)	(31.2)
Cash dividends declared ($0.81 per share)						(39.4)		(39.4)
Stock and options issued for incentive plans			(0.3)	18.2	(4.3)	(4.6)		9.3
December 28, 2019	63.6	0.6	14.7	(921.6)	215.0	1,067.3	(638.3)	(277.0)
Net income						112.2		112.2
Other comprehensive loss							(47.6)	(47.6)
Stock and options issued for incentive plans			(0.4)	25.1	0.5	(17.9)		7.7
December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,161.6	$(685.9)	$(204.7)

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Operating Activities:
Net income	$112.2	$12.4	$155.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.7	55.2	58.2
Unrealized foreign exchange loss (gain)	0.7	(0.5)	(0.6)
Stock-based compensation	8.9	10.4	14.5
Amortization of deferred debt issuance costs	1.8	0.7	0.6
Gain on disposal of assets	(14.0)	(13.4)	(18.8)
Provision for bad debts	13.5	28.6	20.4
Gain on debt extinguishment	(47.7)	—	—
Write-down of inventories	15.6	12.4	7.5
Non-cash impact of impairment expense and re-engineering charges	—	40.0	1.3
Net change in deferred taxes	5.8	19.1	59.8
Net cash impact from hedging activity	3.6	(2.3)	2.9
Other	0.1	0.2	—
Changes in assets and liabilities:
Accounts and notes receivable	(13.9)	9.3	(33.8)
Inventories	(8.8)	(1.6)	(25.8)
Non-trade amounts receivable	2.4	(3.4)	1.0
Prepaid expenses	(5.1)	(0.5)	1.1
Other assets	(18.3)	(7.6)	1.1
Accounts payable and accrued liabilities	46.7	(28.6)	(43.8)
Income taxes payable	25.8	(34.8)	(69.1)
Other liabilities	(7.9)	(8.2)	(0.4)
Net cash provided by operating activities	166.1	87.4	132.0
Investing Activities:
Capital expenditures	(27.9)	(61.0)	(75.4)
Proceeds from disposal of property, plant and equipment	59.4	34.0	40.7
Net cash provided by (used in) investing activities	31.5	(27.0)	(34.7)
Financing Activities:
Senior notes repayment	(552.3)	—	—
Proceeds from term loan	275.0	—	—
Net increase (decrease) in short-term debt	131.0	(6.2)	162.1
Debt issuance costs payment	(20.7)	(2.3)	—
Finance lease repayments	(0.6)	(1.6)	(1.9)
Common stock repurchase	(1.6)	(0.9)	(101.7)
Proceeds from exercise of stock options	0.2	—	0.3
Common stock cash dividends paid	—	(74.3)	(137.8)
Net cash used in financing activities	(169.0)	(85.3)	(79.0)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	(0.9)	(13.6)
Net change in cash, cash equivalents and restricted cash	24.4	(25.8)	4.7
Cash, cash equivalents and restricted cash at beginning of year	126.1	151.9	147.2
Cash, cash equivalents and restricted cash at end of period	$150.5	$126.1	$151.9

See accompanying notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. The Company prepared the Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. The Company’s fiscal year ends on the last Saturday of December and included 52 weeks during 2020, 2019 and 2018.

Out-of-Period Misstatements

In 2020, the Company determined that there were immaterial misstatements of its inventory and accrued liabilities within its previously issued annual and interim financial statements resulting from the override of certain internal controls by plant and local management at the Company’s Tupperware Mexico plant location. These prior period misstatements were corrected in 2020, and the negative impact on the full year 2020 pre-tax net income was $3.1 million. Furthermore, the Company recorded an out of period correction related to tax totaling $2.3 million, decreasing the Company’s 2020 net income included on the Consolidated Statements of Income for the year ended December 26, 2020. The Company has determined that these misstatements, and the out of period correction of such amounts, did not result in any previous or current financial statements being materially misstated.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

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

COVID-19

Since early 2020, the Company has followed guidance from the Centers for Disease Control and Prevention (CDC) and the World Health Organization (WHO) on actions required by individuals and businesses following the declaration of COVID-19 as a pandemic. Over the course of 2020, the pandemic impacted worldwide economic activity and many governments implemented policies intended to stop or slow the further spread of the disease. These policies, such as shelter-in-place orders, remained in place for a significant period of time, resulting in the temporary closure of schools and non-essential businesses. The Company responded by taking actions to keep employees protected, support the Company’s global sales force and communities, and maintain business continuity. Actions taken included:

•Continued monitoring of local and state governments and public health institution recommendations in the markets where the Company operates.
•Revision in real-time of corporate policies and procedures to keep the Company's employees safe around the world.
•Enacting travel bans consistent with emerging needs and regulation.
•Provisioning all required personal protective equipment in manufacturing locations that continued to operate during the pandemic.
•Conducting regular temperature checks for employees and providing additional medical leave and medical assistance as needed.
•Enacting special cleaning and immediate response procedures for office and plant employees.
•Accelerating access to, and training and implementation of, digital platforms for sales force to enable customers to continue to acquire products while enhancing the customer's digital experience.
•Activating a global business continuity committee with representatives from key business functions from all over the world, with a task to guide our global organization through the pandemic with a dual focus on business continuity and health and safety.

•Enabling work from home arrangements and support for associates with virtual tools and equipment as required.

A top priority for the Company as it continues to navigate the impacts of the global COVID-19 pandemic is the safety of its employees and their families, sales force and consumers, and to mitigate the impact of the pandemic on its operations and financial results. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees, sales force and consumers. In order to ensure continued safety and protect the health of the employees, and to comply with applicable government directives, the Company has modified its business practices to allow its employees to work remotely, incorporate virtual meetings and restrict all non-essential employee travel until further notice.

Revenue Recognition

On December 31, 2017, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method. The new guidance was applied to all contracts at the date of initial application. There was no impact on beginning retained earnings from the adoption as of December 31, 2017. Results for reporting periods beginning December 31, 2017 are presented under the new guidance. There was no material impact from the adoption of the new guidance on the Consolidated Financial Statements.

The Company defines a contract, for revenue recognition purposes, as the order received from the Company's customer who, in most cases, is one of the Company's independent distributors or a member of its independent sales force. Revenue is recognized when control of the product passes to the customer, which is upon shipment, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts and net of expected returns which is estimated using historical return patterns and current expectation of future returns. The Company elected to account for shipping and handling activities that occur after the customer has obtained control of the product as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Generally, payment is either received in advance or in a relatively short period of time following shipment. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations that are not yet met. These obligations generally relate to product awards to be subsequently fulfilled. When that is the case, revenue is deferred until each performance obligation is met. Deferred revenue is recorded in the accrued liabilities line item in the Consolidated Balance Sheets.

Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in selling, general and administrative expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue.

Distribution costs were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Distribution costs	$154.4	$127.8	$138.4

Promotional Costs and Other Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for other activities, ancillary to the Company’s business, but considered separate and distinct services from sales, which are measured by defined group/team sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips. The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of selling, general and administrative expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known.

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

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of selling, general and administrative expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known.

Promotional costs were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Promotional costs	$246.7	$275.1	$313.3

Like promotional accruals, other accruals are recorded over the time period that a liability is incurred and is both probable and reasonably estimable. Adjustments to amounts previously accrued are made when changes occur in the facts and circumstances that generated the accrual.

Stock-based Compensation

The Company has several stock-based employee and director compensation plans, which are described more fully in Note 2: Incentive Compensation Plans to the Consolidated Financial Statements. Compensation expense for stock-based awards is recorded on a straight-line basis over the required service period, based on the fair value of the award. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their stock options before exercising them (expected term) and the estimated volatility of the Company's common stock price over the expected term. These assumptions are generally based on historical averages of the Company.

Compensation expense associated with restricted stock, restricted stock units and performance-vested stock awards is equal to the market value of the Company's common stock on the date of grant and is recorded pro rata over the required service period. The fair value of market-vested awards is based on a Monte-Carlo simulation that estimates the fair value based on the Company's stock price activity between the beginning of the year and the grant date relative to a defined comparative group of companies, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and those in the comparative group. The grant date fair value per share of market-vested awards already reflects the probability of achieving the market condition, and is therefore used to record the expense on a straight-line basis over the performance period regardless of actual achievement. For those awards with performance vesting criteria, the expense is recorded on a straight-line basis over the required service period based on an assessment of achieving the criteria.

Advertising and Research and Development Costs

Advertising and research and development costs are charged to expense as incurred. Research and development expenses primarily include salaries, contractor expenses and facility expenses. Both advertising and research and development expenses are included in selling, general and administrative expense.

Advertising and research and development expenses were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Advertising expense	$2.7	$4.7	$6.7
Research and development expense	$12.4	$15.1	$15.0

Internal Use Software Development Costs

The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized internal use software development costs are included in property, plant and equipment, net.

Amortization expense related to internal use software development costs was:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Amortization expense	$5.9	$6.1	$5.8

Net unamortized internal use software development costs were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019
Net unamortized internal use software development costs	$19.7	$26.5

Product Warranty

Tupperware brand name products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities on the financial statements and their respective tax bases. Deferred tax assets also are recognized for net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. These estimates are made on an ongoing basis based upon the Company's business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible.

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

Interest and penalties related to tax contingency or settlement items are recorded as a component of the provision for income taxes in the Company's Consolidated Statements of Income. The Company records accruals for tax contingencies as a component of accrued liabilities or other long-term liabilities on its Consolidated Balance Sheet.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average shares outstanding. Diluted earnings per share is calculated by also considering the impact of dilutive securities such as options, restricted shares, restricted stock units and performance share units on both net income and the weighted-average shares outstanding.

Foreign Currency Translation

Results of operations of foreign subsidiaries are translated into United States Dollars using average exchange rates during the year. The assets and liabilities of those subsidiaries, other than those of operations in highly inflationary countries, are translated into United States Dollars using exchange rates at the Consolidated Balance Sheet date. The related translation adjustments are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses, as well as re-measurement of financial statements of subsidiaries in highly inflationary countries, are included in income.

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

For Venezuela, through fiscal 2017, the bolivar to United States Dollar exchange rates used in translating the Company’s operating activity was based on an official rate recognized by the Venezuelan government. As of the end of December 2017, the Company evaluated the significant inflationary environment in Venezuela, as well as the actual exchange rates used to conduct business, particularly related to the procurement of resins to manufacture product. The Company concluded it would use the parallel exchange rate in use in the country to value sales and profit beginning in 2018. As a result, as of the end of 2017, the Company remeasured its balance sheet at the parallel rate available at that time, and evaluated the Venezuelan fixed assets for impairment.

In 2020, 2019 and 2018, the net expense in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared with when it was sold, was $4.5 million, $1.6 million and $2.1 million, respectively. The amounts related to remeasurement are included in other expense (income), net. In 2017, there was also a fixed asset impairment charge for Venezuela of $2.3 million, recorded in re-engineering and impairments caption.

As of the end of 2020, the net monetary assets, which were of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the United States Dollar were immaterial. In addition, there was $25.5 million in cumulative foreign currency translation losses related to Venezuela included in equity within the Consolidated Balance Sheets.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include time deposits, certificates of deposit or similar instruments. Any funds that the Company is legally restricted to withdraw, including compensating balances are classified as restricted cash. Restricted cash is recorded in prepaid expenses and other current assets and in the long-term other assets line items in the Consolidated Balance Sheet.

Accounts Receivable and Allowance for Doubtful Accounts

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

Inventories

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

Property, Plant and Equipment

Property, plant and equipment is initially stated at cost. Depreciation is recorded on a straight-line basis over the following estimated useful lives of the assets:

Years
Building and improvements	10 - 40
Molds	4 - 10
Production equipment	10
Distribution equipment	5 - 10
Computer/telecom equipment	3 - 5
Capitalized software	3 - 5

The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Upon the sale or retirement of property, plant and equipment, a gain or loss, if any, is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or selling, general and administrative expense, depending on the asset to which the expenditure relates.

Trade names

Trade names are recorded at their fair market values at the date of acquisition and definite-lived intangibles are amortized over their estimated useful lives. The trade names included in the Company's Consolidated Financial Statements at December 26, 2020 and December 28, 2019 were related to the acquisition of the Sara Lee direct selling businesses in December 2005. The weighted average estimated useful lives of the Company's trade names were as follows:

Weighted Average Estimated Useful Life
Indefinite-lived trade names	Indefinite
Definite-lived trade name	10 years

The Company's indefinite-lived trade names are evaluated for impairment annually during the third quarter of each year similarly to goodwill beginning with a qualitative assessment. The annual process for assessing the carrying value of indefinite-lived trade name begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is appropriate, the quantitative impairment evaluation for the Company's indefinite-lived trade names involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a trade name exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The fair value of these trade names is estimated using the relief from royalty method, which is a form of the income approach. Under this method, the value of the asset is calculated by selecting a royalty rate, which estimates the amount a company would be willing to pay for the use of the asset. This rate is applied to the reporting unit's projected revenue, tax affected and discounted to present value.

The Company's definite-lived trade name relates to the Fuller trade name and is being amortized since August 2013 based on its estimated useful life of 10 years. The Fuller trade name's useful life was estimated, at that time, based on the period that the trade name was expected to contribute directly to the Company's revenue. Definite-lived trade names are reviewed for impairment in a similar manner as property, plant and equipment as discussed above. Amortization related to definite-lived trade names is included in selling, general and administrative expense on the Consolidated Statements of Income. Trade names are further discussed in Note 12: Trade Names and Goodwill to the Consolidated Financial Statements.

Goodwill

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

Any fair value test necessary is done by using either the income approach or a combination of the income and market approaches, with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to estimate the fair value of each reporting unit. These include assumptions regarding future operations and the ability to generate cash flows, including projections of revenue, expenses, utilization of assets and capital requirements, along with an appropriate discount rate to be used. The most sensitive estimate in the fair value test is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model uses a forecast period of 10 years and a terminal value. The growth rates are determined by reviewing historical results of the operating unit and the historical results of the Company’s similar business units, along with the expected contribution from growth strategies being implemented. The market approach relies on an analysis of publicly-traded companies similar to the Company and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct selling distribution method. The resulting multiples are then applied to the reporting unit to determine fair value. Goodwill is further discussed in Note 12: Trade Names and Goodwill to the Consolidated Financial Statements.

Derivative Financial Instruments and Hedging Activities

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

On December 30, 2018, the Company adopted new guidance on hedge accounting, which required a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income of $5.0 million, net of taxes. As part of the adoption, the Company elected to include forward points in the assessment of hedge effectiveness for net equity and cash flow hedges and exclude forward points in the assessment for fair value hedges. In addition, the Company now records the entire change in fair value of hedging instruments in the same income statement line item as the earnings effect of the hedged item. Prior to adoption, the impact from forward points was recorded as interest expense. Refer to Note 14: Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for further discussion on impact from new hedge accounting guidance.

Leases

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

The Company elected the package of practical expedients permitted under the transition guidance, and as a basis for its lease policies, which allowed the Company to carryforward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee, and made an accounting policy election to not account for leases with an initial term of 12 months or less on the Consolidated Balance Sheet. In addition, the Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company recognizes payments on these leases on a straight-line basis over the lease term.

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $84.1 million and $85.2 million, respectively, as of December 28, 2019 related to the Company's operating leases. The standard did not materially impact the Company's consolidated net earnings or cash flows. Refer to Note 18: Leases to the Consolidated Financial Statements for further information.

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

The fair value hierarchy established under this guidance prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

•Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
.
•Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. The Company does not have any recurring Level 3 fair value measurements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, an amendment to existing guidance on disclosure requirements on fair value measurement as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to the financial statements. Under this amendment, certain disclosure requirements for fair value measurement were eliminated, modified and added. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance at the beginning of the first quarter of 2020 and the adoption did not have any material impact on its Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans”, an amendment to existing guidance on disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Under the amendment, the entity is required to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures that no longer are considered cost beneficial. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company has evaluated the impact of adoption of this amendment and does not expect any material impact on its Consolidated Financial Statements.

Note 2: Incentive Compensation Plans

On May 22, 2019, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2019 Incentive Plan (the “2019 Incentive Plan”). The 2019 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors and certain non-employee participants. Stock-based awards may be in the form of stock options, restricted stock, restricted stock units, performance vesting and market vesting awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. When the 2019 Incentive Plan was approved, the number of shares of the Company's common stock available for stock-based awards under the plan totaled 850,000, plus remaining shares available for issuance under the Tupperware Brands Corporation 2016 Incentive Plan, the Tupperware Brands Corporation 2010 Incentive Plan and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under the plans adopted before 2019. The total number of shares available for grant under the 2019 Incentive Plan as of December 26, 2020 was 1,442,935.

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

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Dividend yield	—%	N/A	5.7%
Expected volatility	44.7%	N/A	29.4%
Risk-free interest rate	0.9%	N/A	3.1%
Expected life	9 years	N/A	7 years
____________________
N/A - not applicable; there were no stock options granted during 2019.

Stock option activity for 2020, under all of the Company's incentive plans, is summarized in the following table:

	Stock Options	Weighted average exercise price per share	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2019	3,340,739	$56.28
Granted	1,000,000	2.61
Expired/Forfeited	(262,120)	46.74
Exercised	(4,221)	37.16
Outstanding at December 26, 2020	4,074,398	$43.74	$32.8

Exercisable at December 26, 2020	3,000,510	$57.61	$—

The intrinsic value of options exercised during 2020, 2019 and 2018 totaled $0.0 million, $0.0 million and $0.4 million, respectively. The average remaining contractual life on outstanding and exercisable options was 4.5 years and 2.9 years, respectively, at the end of 2020. The weighted average estimated grant-date fair value of 2020, 2019 and 2018 option grants was $1.10, $0.00 and $6.01 per share, respectively.

Performance Awards, Restricted Stock and Restricted Stock Units

The Company also grants restricted stock, restricted stock units, performance-vested awards and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one year to three years.

The incentive program for the performance and market-vested awards are based upon a target number of share units, although the actual number of performance and market-vested shares ultimately earned can vary from zero to 150 percent of target depending on the Company's achievement under the performance criteria of the grants. The payouts, if earned, are settled in the Company's common stock after the end of the three years performance period. The Company's performance-vested awards provide incentive opportunity based on the overall success of the Company over a three years performance period, as reflected through a measure of diluted earnings per share.

The Company's market-vested awards provide incentive opportunity based on the relative total shareholder return ("rTSR") of the Company's common stock against a group of companies composed of the S&P 400 Mid-cap Consumer Discretionary Index and the Company's Compensation Peer Group (collectively, the "Comparative Group") over a three years performance period. The fair value per share of rTSR grants in 2020, 2019 and 2018 was $5.21, $27.12 and $63.48, respectively. The fair value was determined using a Monte-Carlo simulation, which estimated the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to the Comparative Group, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and that of the Comparative Group.

In 2020, as a result of the Company's performance, the estimated number of shares expected to vest increased by 305,094 shares for the three performance share plans running during 2020.

Restricted stock, restricted stock units, performance-vested and market-vested share award activity for 2020 under all of the Company's incentive plans is summarized in the following table:

	Non-vested Shares outstanding	Weighted average grant date per share fair value
Outstanding at December 28, 2019	528,289	$28.82
Time-vested shares granted	2,753,212	4.58
Market-vested shares granted	1,715,566	1.70
Performance shares granted	743,770	3.01
Performance share adjustments	305,094	2.38
Vested	(299,551)	20.89
Forfeited	(792,038)	12.19
Outstanding at December 26, 2020	4,954,342	$3.60

The vesting date fair value of restricted stock, restricted stock units and performance-vested awards that vested in 2020, 2019 and 2018 was $6.5 million, $5.2 million and $8.5 million, respectively. The weighted average grant-date fair value per share of these types of awards in 2020, 2019 and 2018 was $3.41, $29.86 and $42.26, respectively.

For awards that are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares outstanding and is included as a liability on the Consolidated Balance Sheets. Shares outstanding under cash settled awards totaled 24,320, 10,449 and 21,391 shares as of the end of 2020, 2019 and 2018, respectively. These outstanding cash settled awards had a fair value of $0.9 million, $0.1 million and $0.7 million as of the end of 2020, 2019 and 2018, respectively.

Compensation expense associated with all stock-based compensation was $8.9 million, $10.4 million and $14.5 million in 2020, 2019 and 2018, respectively. The estimated tax benefit associated with this compensation expense was $2.0 million, $2.4 million and $3.2 million in 2020, 2019 and 2018, respectively. As of December 26, 2020, total unrecognized stock-based compensation expense related to all stock-based awards was $12.0 million, which is expected to be recognized over a weighted average period of 1.9 years.

Expense related to earned cash performance awards of $17.9 million, $1.0 million and $3.1 million was included in the Consolidated Statements of Income for 2020, 2019 and 2018, respectively.

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Shares retained to fund withholding taxes	59,636	44,131	32,445
Value of shares retained to fund withholding taxes	$1.6	$0.9	$1.5

The Company's Board of Directors has authorized up to $2.0 billion of open market share repurchases under a program that began in 2007, expired on February 1, 2020 and was not extended. Under this program, the Company repurchased 2.6 million shares for $100.2 million in 2018. There were no share repurchases under this program in 2020 and 2019. Since inception of the program in May 2007, and through December 29, 2018, the Company has repurchased 23.8 million shares at an aggregate cost of $1.39 billion.

Note 3: Re-engineering Charges

Re-engineering charges are mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the “Turnaround Plan”) and the July 2017 revitalization program (“2017 program”). The key elements of the Turnaround Plan include: increasing the Company's rightsizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. The Turnaround Plan charges primarily related to severance costs and outside consulting services. The 2017 program charges primarily related to facility costs.

The re-engineering charges were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Turnaround plan	$33.0	$26.4	$—
2017 program	3.1	4.5	15.9
Other	—	3.8	—
Total re-engineering charges	$36.1	$34.7	$15.9

Turnaround Plan

Expenses by type were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019
Severance	$32.2	$13.1
Other	0.8	13.3
Total turnaround plan charges	$33.0	$26.4

Expenses by reporting segment were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019
Asia Pacific	$4.1	$11.1
Europe	13.7	12.4
North America	1.5	0.4
South America	3.6	0.1
Corporate	10.1	2.4
Total turnaround plan charges	$33.0	$26.4

The balances included in accrued liabilities related to re-engineering charges for the Turnaround Plan were:

	As of
(In millions)	December 26, 2020	December 28, 2019
Beginning balance	$12.9	$—
Provision	33.0	26.4
Adjustments and other charges	2.7	(1.7)
Cash expenditures:
Severance	(28.5)	(0.9)
Other	(1.4)	(10.9)
Ending balance	$18.7	$12.9

2017 Program

Expenses by type were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Severance	$0.6	$4.4	$3.6
Other	2.5	0.1	12.3
Total 2017 program charges	$3.1	$4.5	$15.9

Expenses by reporting segment were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Asia Pacific	$—	$0.6	$0.5
Europe	1.8	2.7	10.2
North America	1.3	1.2	3.8
South America	—	—	1.4
Corporate	—	—	—
Total 2017 program charges	$3.1	$4.5	$15.9

The balances included in accrued liabilities related to re-engineering charges for the 2017 program were:

	As of
(In millions)	December 26, 2020	December 28, 2019
Beginning balance	$3.1	$23.3
Provision	3.1	4.5
Adjustments and other charges	(1.9)	(0.3)
Cash expenditures:
Severance	(1.8)	(20.3)
Other	(2.5)	(3.6)
Currency translation adjustment	—	(0.5)
Ending balance	$—	$3.1

Note 4: Income Taxes
For income tax purposes, the domestic and foreign components of income before taxes were as follows:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Domestic	$(58.7)	$(44.9)	$(54.2)
Foreign	271.0	148.3	330.4
Income before income taxes	$212.3	$103.4	$276.2

The domestic and foreign components of income before taxes reflect adjustments as required under certain advanced pricing agreements and exclude repatriation of foreign earnings to the United States.

The provisions for current and deferred taxes are summarized as follows:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
United States	$8.3	$6.8	$13.2
International	84.6	71.7	80.8
State and local	0.1	0.9	(1.0)
Current provision for income taxes	93.0	79.4	93.0

United States	4.6	(7.9)	26.1
International	0.2	18.4	1.7
State and local	2.3	1.1	(0.5)
Deferred provision for income taxes	7.1	11.6	27.3

Provision for income taxes	$100.1	$91.0	$120.3

A reconciliation of the provision for income taxes and income taxes computed using the United States federal statutory rate were as follows:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Provision for income taxes using statutory rate	$44.6	$21.7	$58.0
Foreign rate differential	23.5	30.4	(8.3)
Other changes in valuation allowances for deferred tax assets	16.4	45.6	36.2
Global intangible low-taxed income, net of credits	10.0	9.8	10.9
Foreign direct taxes in excess of credits	6.2	8.2	(10.1)
State taxes	3.0	(1.9)	(1.5)
Foreign-derived intangible income, benefit	—	(1.7)	—
Impact of equity based compensation	0.4	2.8	0.6
Impact of changes in tax legislation	(5.8)	(22.2)	39.6
Other	1.8	(1.7)	(5.1)
Provision for income taxes	$100.1	$91.0	$120.3

The effective tax rate was:

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Effective tax rate	47.2%	88.0%	43.6%

The change in effective tax rate in 2020 from 2019 was primarily due to:

•a favorable treatment of gain on debt extinguishment and gain from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land, sheltered by a mixture of previously valued foreign tax credits and global intangible low-taxed income (“GILTI”) tax credits
•partially offset by losses in United States that currently have no tax benefit, and
•an unfavorable adjustment related to a continued limitation of interest expense deductions requiring a valuation allowance

The change in effective tax rate in 2019 from 2018 was due to:

•unfavorable impacts from tax reform provisions such as GILTI inclusions and interest deduction limitations
•a jurisdictional mix of offshore earnings in countries with statutory rates higher than the United States
•certain valuation allowances booked against existing deferred tax assets, including booking a full valuation against Fuller Mexico assets and the remaining United States foreign tax credits that are set to expire.

In accordance with GAAP, the Company made the accounting policy election to treat GILTI as a current period expense starting in fiscal year 2018. Therefore, the Company has not provided any deferred tax impacts of GILTI in the Consolidated Financial Statements. GILTI tax costs before utilization of GILTI credits was:

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Tax cost associated with GILTI (before credits)	$20.0	$16.9	$10.9

The components of deferred tax assets (liabilities) were as follows:

	As of
(In millions)	December 26, 2020	December 28, 2019
Purchased intangibles	$(8.8)	$(9.1)
Lease assets	(24.4)	(22.7)
Other	(1.3)	(0.8)
Gross deferred tax liabilities	(34.5)	(32.6)

Credit and net operating loss carry forwards (net of unrecognized tax benefits)	243.0	296.3
Employee benefits accruals	50.3	45.5
Deferred costs	30.6	39.5
Fixed assets basis differences	20.3	19.9
Capitalized intangibles	26.2	21.7
Other accruals	79.3	56.5
Accounts receivable	8.1	14.5
Post-retirement benefits	3.5	3.3
Depreciation	(1.3)	5.5
Lease liabilities	24.7	22.7
Inventory	8.5	5.6
Gross deferred tax assets	493.2	531.0

Valuation allowances	(283.4)	(315.6)
Net deferred tax assets	$175.3	$182.8

The decrease in valuation allowance shown above was primarily associated with writing off $42.0 million of expiring foreign tax credits that were fully reserved, offset by an additional valuation allowance booked for current year disallowed interest expense carryforwards of $5.6 million. The remaining valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns.

The Company's gross tax operating loss carryforwards have expiration dates ranging between one year and no expiration in certain instances. The gross tax operating loss carryforward balance was:

	As of
(In millions)	December 26, 2020	December 28, 2019
Federal	$—	$—
State	10.7	10.8
International	443.8	440.8
Gross tax operating loss carryforwards	$454.5	$451.6

The Company's estimated gross foreign tax credit carryforwards have expirations ranging from one to ten years. The estimated foreign tax credit carryforwards were:

	As of
(In millions)	December 26, 2020	December 28, 2019
Foreign tax credit carryforwards	$153.2	$189.5

The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated United States taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. The Company generally does not provide for taxes related to our undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. If in the foreseeable future, the Company can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized. The Company has recorded a deferred tax liability on earnings it has deemed to not be permanently reinvested. A determination of the amount of the unrecognized deferred tax liability related to other undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated. Total cumulative undistributed earnings are translated from functional currency each year and are impacted by positive or negative movement in foreign exchange rates. Cumulative undistributed earnings, earnings deemed to not be permanently invested and related deferred taxes were:

(In millions)	2020	2019
Cumulative undistributed earnings	$1,863.0	$2,000.0
Earnings deemed to not be permanently invested	$188.7	$178.3
Deferred tax liability on earnings deemed to not be permanently invested	$10.9	$8.8

Accrual for uncertain tax positions and interest and penalties related to uncertain tax positions were:

	As of
(In millions)	December 26, 2020	December 28, 2019
Accrual for uncertain tax positions	$15.3	$13.5
Interest and penalties related to uncertain tax positions	$3.9	$4.0

As of December 26, 2020 and December 28, 2019, the Company estimates that approximately $10.6 million and $13.2 million of accrual for uncertain tax positions, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions shown above could favorably impact future tax rates if recognized and released.

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

	As of
(In millions)	December 26, 2020	December 28, 2019
Beginning balance	$13.5	$15.1
Additions based on tax positions related to the current year	1.1	1.1
Additions for tax positions of prior year	2.3	3.0
Reduction for tax positions of prior years	(1.2)	(2.4)
Settlements	—	(3.0)
Reductions for lapse in statute of limitations	(0.8)	(0.3)
Impact of foreign currency rate changes versus the United States dollar	0.4	—
Ending balance	$15.3	$13.5

The Company operates globally and files income tax returns in the United States with federal and various state agencies, and in foreign jurisdictions. Cash flow information related to income taxes paid was:

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Income taxes paid	$70.9	$98.9	$124.5

The Company has a foreign subsidiary which receives a tax holiday that expired at the beginning of 2020. The net benefit of this and other previous tax holidays was :

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Net tax benefit from tax holidays	$—	$0.1	$0.3

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2004 through 2020. It is reasonably possible that there could be a significant decrease or increase to the unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which the Company does business and the number of open tax periods.

Note 5: Earnings Per Share

The elements of the earnings per share computations were as follows:

	Year Ended
(In millions, except per share amounts)	December 26, 2020	December 28, 2019	December 29, 2018
Net income	$112.2	$12.4	$155.9

Weighted-average basic shares outstanding	49.1	48.8	49.9
Effect of dilutive securities	3.2	0.2	0.3
Weighted-average diluted shares	52.3	49.0	50.2

Basic earnings per share	$2.29	$0.26	$3.12
Diluted earnings per share	$2.14	$0.25	$3.11

Excluded anti-dilutive shares	3.8	3.9	3.0

Note 6: Accumulated Other Comprehensive Income (Loss)
The change in accumulated other comprehensive income (loss) was as follows:

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 30, 2017	$(501.9)	$1.6	$(29.1)	$(529.4)
Cumulative effect of change in Accounting Principle	(24.2)	—	—	(24.2)

Other comprehensive income (loss) before reclassifications	(53.0)	5.4	3.6	(44.0)
Amounts reclassified from accumulated other comprehensive loss	—	(5.3)	0.8	(4.5)
Other comprehensive income (loss)	(53.0)	0.1	4.4	(48.5)

Balance at December 29, 2018	(579.1)	1.7	(24.7)	(602.1)
Cumulative effect of change in Accounting Principle	(3.8)	(1.2)	—	(5.0)

Other comprehensive income (loss) before reclassifications	(17.3)	(5.1)	(10.7)	(33.1)
Amounts reclassified from accumulated other comprehensive loss	—	2.2	(0.3)	1.9
Other comprehensive income (loss)	(17.3)	(2.9)	(11.0)	(31.2)

Balance at December 28, 2019	(600.2)	(2.4)	(35.7)	(638.3)

Other comprehensive loss before reclassifications	(48.2)	5.4	(3.0)	(45.8)
Amounts reclassified from accumulated other comprehensive loss	—	(2.8)	1.0	(1.8)
Other comprehensive income (loss)	(48.2)	2.6	(2.0)	(47.6)

Balance at December 26, 2020	$(648.4)	$0.2	$(37.7)	$(685.9)

Amounts reclassified from accumulated other comprehensive income (loss) that related to cash flow hedges consisted of:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Cash flow hedges (gain) losses	$(3.6)	$3.1	$(6.9)
Tax (benefit) provision	0.8	(0.9)	1.6
Amounts reclassified from accumulated other comprehensive income (loss) for cash flow hedges	$(2.8)	$2.2	$(5.3)

Amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement items consisted of:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Prior service costs/(benefit)	$(0.9)	$(1.3)	$(0.7)
Settlements (gains) losses	0.1	0.7	1.3
Actuarial (gains) losses	2.9	0.3	0.2
Tax (benefit) provision	(1.1)	—	—
Amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement items	$1.0	$(0.3)	$0.8

Note 7: Cash, Cash Equivalents and Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash at end of period in the Consolidated Statements of Cash Flows is as follows:

	As of
(In millions)	December 26, 2020	December 28, 2019
Cash and cash equivalents	$139.1	$123.2
Restricted cash	11.4	2.9
Cash, cash equivalents and restricted cash at end of period	$150.5	$126.1

Time deposits, certificates of deposit or similar instruments included in cash and cash equivalents were:

	As of
(In millions)	December 26, 2020	December 28, 2019
Time deposits, certificates of deposit or similar instruments	$13.8	$8.2

Note 8: Accounts Receivable
The accounts receivable and allowance for doubtful accounts balance was:

	As of
(In millions)	December 26, 2020	December 28, 2019
Accounts receivable	$151.9	$174.3
Allowance for doubtful accounts	(37.2)	(63.6)
Accounts receivable, net	$114.7	$110.7

Note 9: Inventories

Inventories balance was:

	As of
(In millions)	December 26, 2020	December 28, 2019
Finished goods	$176.4	$197.1
Work in process	27.6	22.4
Raw materials and supplies	32.3	25.7
Inventories	$236.3	$245.2

Note 10: Property, Plant and Equipment

Property, plant and equipment, net balance is composed of:

	As of
(In millions)	December 26, 2020	December 28, 2019
Molds	$728.0	$687.6
Production equipment	276.0	268.7
Buildings and improvements	145.9	171.2
Computer/telecom equipment	44.0	43.2
Distribution equipment	37.4	38.9
Capitalized software	82.1	81.7
Furniture and fixtures	28.0	29.2
Land	24.1	29.4
Construction in progress	22.1	50.0
Property, plant and equipment, gross	1,387.6	1,399.9

Accumulated depreciation	(1,185.1)	(1,132.4)
Property, plant and equipment, net	$202.5	$267.5

Depreciation expense was:

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Depreciation expense	$36.4	$41.0	$44.8

On October 30, 2020, the Company completed the sale and leaseback of the Company headquarters in Orlando, Florida. The gain from the sale was recorded in the gain on disposal of assets line item in the Consolidated Statement of Income. The leaseback was recorded as a lease asset and liability in the Consolidated Balance Sheet.

Note 11: Long-Term Receivables
The long-term receivables and allowance for long-term receivables balance was as follows:

	As of
(In millions)	December 26, 2020	December 28, 2019
Long-term receivables, gross	$39.3	$28.9

Beginning balance	(13.9)	(16.0)
Write-offs	3.7	6.8
Recoveries	0.6	(0.4)
Provision (a)	(14.8)	(4.6)
Currency translation adjustment	(2.3)	0.3
Allowance for long-term receivables	(26.7)	(13.9)

Long-term receivables, net	$12.6	$15.0
____________________
(a)Provision includes $8.3 million and $2.3 million of reclassifications from current receivables as of December 26, 2020 and December 28, 2019, respectively.

Majority of long-term receivables from both active and inactive customers that are past due were reserved through the Company's allowance for uncollectible accounts. Long-term receivables that were past due were:

	As of
(In millions)	December 26, 2020	December 28, 2019
Long-term receivables past due	$30.9	$13.9

Note 12: Trade Names and Goodwill

The Company's trade names and goodwill relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation.

Trade Names

The trade names balance was:

	As of
	December 26, 2020			December 28, 2019
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived trade names	$19.1	$—	$19.1	$18.2	$—	$18.2
Definite-lived trade name	51.9	47.4	4.5	53.3	46.9	6.4
Total trade names	$71.0	$47.4	$23.6	$71.5	$46.9	$24.6

Changes in gross carrying value of trade names were:

	As of
(In millions)	December 26, 2020	December 28, 2019
Beginning balance	$71.5	$90.8
Trade name impairment	—	(22.5)
Effect of changes in exchange rates	(0.5)	3.2
Ending balance	$71.0	$71.5

Amortization expense for definite-lived trade name was:

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Definite-lived trade name amortization expense	$1.6	$7.6	$7.9

The estimated annual amortization expense for definite-lived trade name is:

(In millions)	Estimated Amortization Expense
2021	$1.6
2022	1.6
2023	1.3
Thereafter	—
Total	$4.5

Goodwill

Gross goodwill balances were:

(In millions)	Asia Pacific	Europe	North America	South America	Total
Gross goodwill balance at December 29, 2018	$77.0	$29.2	$134.4	$3.1	$243.7
Effect of changes in exchange rates	0.1	0.1	1.0	(0.3)	0.9
Gross goodwill balance at December 28, 2019	77.1	29.3	135.4	2.8	244.6
Effect of changes in exchange rates	1.9	(0.2)	(0.5)	(0.3)	0.9
Gross goodwill balance at December 26, 2020	$79.0	$29.1	$134.9	$2.5	$245.5

Cumulative impairments as of December 29, 2018	$41.3	$24.5	$101.8	$—	$167.6
Goodwill impairment	—	—	17.5	—	17.5
Cumulative impairments as of December 28, 2019	41.3	24.5	119.3	—	185.1
Goodwill impairment	—	—	—	—	—
Cumulative impairments as of December 26, 2020	$41.3	$24.5	$119.3	$—	$185.1

Goodwill as of December 29, 2018	$35.7	$4.7	$32.6	$3.1	$76.1
Goodwill as of December 28, 2019	$35.8	$4.8	$16.1	$2.8	$59.5
Goodwill as of December 26, 2020	$37.7	$4.6	$15.6	$2.5	$60.4

Annual Impairment Assessment

In the third quarter of 2020, the Company completed the annual impairment assessments for all of its reporting units and indefinite-lived intangible assets. As part of this testing, the Company analyzed certain qualitative and quantitative factors in completing the annual impairment assessment. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales, profit margins, and discount rates, along with the royalty rate related to trade names. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded there were no impairments.

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

Similarly, while no trade names failed the assessment, in management’s opinion, the NaturCare trade name is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the royalty rate or discount rate. The significant assumptions for the quantitative impairment assessment of the NaturCare trade name included annual revenue growth rates, royalty rate, and the discount rate utilized within the analysis, which impact the Company’s conclusion regarding the likelihood of impairment of the trade name. Total carrying value of the NaturCare trade name was $11.5 million as of September 26, 2020. Based on the 2020 annual impairment test, the estimated fair value of the NaturCare exceeded its carrying value by approximately 11.0 percent. The projected future cash flows, which included annual revenue growth rates ranging from negative 4.0 percent to 2.0 percent with an average growth rate of 1.3 percent and a royalty rate of 4.0 percent, were discounted at 10.0 percent.

In 2019, the Company recorded goodwill impairment of $17.5 million and trade name impairment of $22.5 million which was primarily related to the Fuller Mexico reporting unit.

In the third quarter of 2019, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding $19.7 million impairment existed as of the third quarter 2019, mainly for the impairment of goodwill associated with the Fuller Mexico beauty and personal care products business in the amount of $17.5 million. This was a triggering event to assess the recoverability of the Fuller trade name, which concluded no impairment as of the third quarter of 2019 based on actual and forecasted results of the units which support the Fuller trade name value.

The Nutrimetics trade name was also impaired by $2.2 million due to declining sales trends, leaving a $3.5 million carrying value as of September 28, 2019.

The impairment evaluation of the goodwill associated with the Fuller Mexico reporting unit involved comparing the fair value of the reporting unit to its carrying value, including the goodwill balance, after consideration of impairment to its long-lived assets. There were no impairments of any long-lived assets. The fair value analysis for Fuller Mexico was completed using the income approach, which was considered a Level 3 measurement within the fair value hierarchy. The significant assumptions used in the income approach included estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. The income approach, or discounted cash flow approach, also requires an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model used a forecast period of ten years with annual revenue growth rates ranging from negative 8.0 percent to positive 4.0 percent, a compound average growth rate of 0.2 percent, and a 2.5 percent growth rate used in calculating the terminal value. The discount rate used was 14.9 percent. The growth rates were determined by reviewing historical results of the operating unit and the historical results of the Company’s other similar business units, along with the expected contribution from growth strategies being implemented. As the fair value of Fuller Mexico was less than the carrying value by more than the recorded goodwill balance, the remaining balance of goodwill recorded at Fuller Mexico was written off.

In the fourth quarter of 2019, as part of the on-going assessment of goodwill and intangible assets, the Company noted that the financial performance of the units selling Fuller products had fallen below their previous trend lines and it concluded that they would fall significantly short of previous expectations. Sales further declined in the fourth quarter of 2019 and margins significantly declined from third to fourth quarter resulting in an approximate 30 percent decrease in margins in the forecasted period. This significant impact to margins also impacted the royalty rate which was reduced from the rate utilized in the third quarter of 2019. These declines in the financial performance were deemed to be a triggering event and a test for recoverability and impairment was performed over the definite-lived intangible asset which included comparing the sum of the estimated undiscounted future cash flows attributable to the Fuller trade name to its carrying value. The result of the impairment test was to record a $20.3 million impairment to the Fuller trade name included in the impairment of goodwill and intangible assets caption of the Company's Consolidated Statements of Income. As the units that sell Fuller products are in different geographical areas, impairments of $6.0 million, $13.6 million and $0.7 million were recorded for the Asia Pacific, North America and South America segments, respectively. The Fuller trade name carrying value was $6.5 million as of December 28, 2019.

Note 13: Assets Held for Sale

On October 29, 2020, the Company entered into a definitive agreement for the sale of its Avroy Shlain beauty business in South Africa. In the first quarter of 2021, the Company completed the sales of its Avroy Shlain beauty business in South Africa for $33.6 million. Avroy Shlain results are reported under the Europe reporting segment.

The major classes of assets and liabilities associated with this sale were:

As of
(In millions, except share amounts)	December 26, 2020
Assets
Cash and cash equivalents	$4.1
Accounts receivable, net	3.0
Inventories	3.2
Other current assets	0.5
Total current assets	10.8

Operating lease assets	3.2
Trade names, net	3.5
Goodwill	4.6
Other assets, net	0.4
Total assets	$22.5

Liabilities
Accounts payable and accrued liabilities	$5.6
Total current liabilities	5.6

Operating lease and other liabilities	2.9
Total liabilities	$8.5

Note 14: Derivative Financial Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows, and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening United States Dollar generally has a negative impact on the Company. In response, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as a fair value, cash flow or net investment hedge.

Fair Value Hedges

Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. The change in fair value of hedged items results in adjustments to their carrying amounts. In assessing hedge effectiveness, as of the beginning of 2019, the Company made the accounting policy election in accordance with ASU 2017-12 to exclude forward points and record their impact in the same income statement line item that is used to present the earnings effect of the hedged item for 2019, other expense (income), net. Prior to 2019, the forward points had been included as a component of interest expense. Pretax income on forward points was as follows:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Forward points gain on fair value hedges	$16.2	$17.5	$19.8

Cash Flow Hedges

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases. At initiation, the Company’s cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The portion of the gain or loss included in the assessment of hedge effectiveness is recorded in other comprehensive income and is reclassified into earnings through the same line item as the transaction being hedged at the time the hedged transaction impacts earnings. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company made an accounting policy change as of the beginning of 2019 to include forward points in the assessment of effectiveness for cash flow hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense incurred for open cash flow hedges as of December 30, 2018, the Company recorded an adjustment of $1.2 million, net of taxes, to accumulated comprehensive income and retained earnings to reflect this accounting policy change. Manufacturing variances that will be capitalized and amortized over actual months of inventory turns related to the forward point impact from the settlement of cash flow hedges were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Forward points gain (loss) recorded in other comprehensive income	$1.2	$0.4	$—
Forward points gain (loss) from settlement of cash flow hedges	$(2.3)	$(4.1)	$—
Fair value gain (loss) recorded in other comprehensive income	$0.2	$(2.4)	$1.7
Gain (loss) recorded in accumulated other comprehensive income	$2.6	$(2.9)	$0.1

Net Investment Hedges

The Company uses derivative financial instruments, such as forward contracts and certain Euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and designates these as net investment hedges. Changes in the value of these financial instruments are included in foreign currency translation adjustments within accumulated other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company made an accounting policy change as of the beginning of 2019 to include forward points in the assessment of effectiveness for net investment hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense associated with forward points incurred for open net investment hedges as of December 30, 2018, the Company recorded an adjustment of $3.8 million, net of taxes, to accumulated comprehensive income to reflect this accounting policy change. Changes in fair value, net of tax, recorded in other comprehensive income and the pretax income on forward points was as follows:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Fair value gain (loss) recorded in other comprehensive income	$(10.3)	$(22.5)	$23.7
Forward points gain (loss) recorded in other comprehensive income	$(18.2)	$(18.3)	$—

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. The notional value of forward contracts to purchase and sell curries was:

	As of
(In millions)	December 26, 2020	December 28, 2019
Notional value of forward contracts to purchase currencies	$125.2	$137.7
Notional value of forward contracts to sell currencies	$125.3	$143.5

The notional value of largest outstanding positions to purchase and sell currencies was:

As of
(In millions)	December 26, 2020
Purchase South Korean Won	$35.4
Purchase Swiss Franc	$23.3
Sell United States Dollars	$79.9
Sell Euros	$16.8

As of
(In millions)	December 28, 2019
Purchase United States Dollars	$72.5
Purchase Euros	$56.6
Sell Swiss Francs	$50.3
Sell Mexican Pesos	$31.9

Fair values of the Company's derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Derivatives designated as hedging instruments (in millions)	Balance sheet location	December 26, 2020	December 28, 2019
Derivative assets:
Foreign exchange contracts	Non-trade amounts receivable, net	$4.3	$16.0

Derivative liabilities:
Foreign exchange contracts	Accrued liabilities	$(4.4)	$19.8

The following table summarizes the impact on the results of operations for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives			Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedged items
		Year Ended				Year Ended
		December 26, 2020	December 28, 2019	December 29, 2018		December 26, 2020	December 28, 2019	December 29, 2018
Foreign exchange contracts	Other expense (income), net	$(11.3)	$9.6	$(21.9)	Other expense (income), net	$11.4	($9.6)	$21.6

The following table summarizes the impact of Company's hedging activities on comprehensive income:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of (loss) or gain recognized in OCI on derivatives			Location of (loss) or gain reclassified from accumulated OCI into income	Amount of (loss) or gain reclassified from accumulated OCI into income			Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives
	Year Ended				Year Ended				Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018		December 26, 2020	December 28, 2019	December 29, 2018		December 26, 2020	December 28, 2019	December 29, 2018
Cash flow hedges:
Foreign exchange contracts	$6.2	$(6.3)	$6.9	Cost of products sold	$3.6	$(3.1)	$6.9	Interest expense	$—	$—	$(4.1)

Net investment hedges:
Foreign exchange contracts	(3.8)	(30.9)	26.5					Interest expense	—	—	(21.2)
Euro denominated debt	(9.5)	2.6	3.8

The Company's theoretical credit risk for each foreign exchange contract is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be fully offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued gain or loss and was recorded either in non-trade amounts receivable or accrued liabilities, depending upon the net position of the individual contracts. The gain or loss amounts change based upon the Company's outstanding exposure to fair value fluctuations. The Company has an accounting policy to present derivative assets and derivative liabilities on a gross basis. Including the effect of master netting arrangements that provide a right offset upon default of the counterparty, the Company’s net derivative position amounts were:

	As of
(In millions)	December 26, 2020	December 28, 2019
Net derivative asset (liability)	$(0.1)	$(3.8)

Note 15: Deferred Revenue

Deferred revenue balance which was primarily related to payments received in advance for orders not yet shipped was as follows:

	As of
(In millions)	December 26, 2020	December 28, 2019
Deferred revenue	$14.1	$3.2

Note 16: Accrued and Other Liabilities

Significant components of accrued liabilities were:

	As of
(In millions)	December 26, 2020	December 28, 2019
Compensation and employee benefits	$76.3	$51.5
Income taxes payable	45.5	25.1
Advertising, promotion and returns	45.3	42.4
Operating lease liabilities	26.5	29.2
Taxes other than income taxes	26.3	23.7
Re-engineering charges	18.7	17.1
Unbilled goods and services	16.0	16.4
Accrued freight and duties	13.5	7.1
Accrued Commissions	11.9	10.9
Foreign currency contracts	4.1	19.6
Pensions	3.3	2.5
Post-retirement benefits	1.1	1.2
Other	61.4	43.6
Accrued liabilities	$349.9	$290.3

Significant components of other liabilities were:

	As of
(In millions)	December 26, 2020	December 28, 2019
Pensions	$121.8	$118.2
Post-retirement benefits	10.7	11.4
Security deposits	10.1	8.8
Long-term income taxes liability	9.8	9.7
Long-term deferred tax liability	3.2	3.3
Other	30.6	40.9
Other liabilities	$186.2	$192.3

Note 17: Debt

The debt portfolio consisted of:

	As of
(In millions)	December 26, 2020	December 28, 2019
Term loan	$275.0	$—
Credit agreement	423.3	272.0
Finance leases (a)	3.3	3.6
Senior notes (face value)	—	600.0
Unamortized debt issuance costs	(18.3)	(0.2)
Total debt	$683.3	$875.4

Current debt and finance lease obligations	$424.7	$273.2
Long-term debt and finance lease obligations	258.6	602.2
Total debt	$683.3	$875.4
____________________
(a)See Note 18: Leases for further details.

Details of short term borrowings are shown below:

	As of
(Dollars in millions)	December 26, 2020	December 28, 2019
Total short-term borrowings at year-end	$423.3	$272.0
Weighted average interest rate at year-end	2.0%	2.1%
Average short-term borrowings during the year	$488.7	$422.8
Weighted average interest rate for the year	2.3%	2.7%
Maximum short-term borrowings during the year	$626.3	$548.9

Term Loan

On December 3, 2020 (the “Closing Date”), Angelo, Gordon & Co., L.P. and JPMorgan Chase Bank, N.A. (the ‘Lenders’) and the Company entered into a credit agreement, by and among:

1.the Company, as borrower, the Lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent, providing for a secured term loan facility (the “Parent Term Loan”) in an aggregate principal amount of $200.0 million and
2.Dart Industries, Inc., as borrower, Company, as a guarantor, the Lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent, providing for a secured term loan facility (the “Dart Term Loan” and, together with the Parent Term Loan, the “Term Loan”) in an aggregate principal amount of $75.0 million.

The Company used the aggregate borrowings of $275.0 million from the Term Loan and cash on hand to retire outstanding Senior Notes (as defined below). The Term Loan has an original issue discount and commitment fee of 4.5% or $12.4 million which has been recorded as a contra liability to the carrying value of the Term Loan and is included in the unamortized debt issuance costs balance noted above. The original issue discount and related debt issuance costs will be amortized over the term of the Term Loan. The Term Loan matures on December 3, 2023. The Company has prepayment options, as well as mandatory prepayments at the option of the Lenders. The prepayments have premium protections depending on the timing of the prepayment and the source of cash used for prepayment.

Interest is payable quarterly in arrears and on maturity. The Company has the option, to pay interest equal to either:

1.the aggregate borrowing rate (“ABR”), determined by reference to the highest of:
a.the “United States Prime Lending Rate” published by The Wall Street Journal,
b.the federal funds effective rate from time to time plus 0.50% per annum and
c.the one-month Eurodollar Rate, plus 1.00% per annum, which shall, regardless of rate used, be no less than 2.0% per annum, or
2.a Eurodollar Rate for a specified period appearing on Reuters Screen LIBOR01 Page, which shall be no less than 1.00% per annum, in each case, plus an applicable margin.

The applicable margin is initially 7.75% per annum for ABR borrowings and 8.75% per annum for Eurodollar Rate borrowings, and in each case, from and after the delivery of the applicable financial statements for the first full fiscal quarter following the Closing Date, the applicable margin shall then be:

1.for ABR borrowings, either:
a.7.75% per annum, if the consolidated leverage ratio is greater than 2.75 to 1.00 or
b.7.25% per annum, if the consolidated leverage ratio is less than or equal to 2.75 to 1.00 and
2.for Eurodollar Rate borrowings, either:
a.8.75% per annum, if the consolidated leverage ratio is greater than 2.75 to 1.00 or
b.8.25% per annum, if the consolidated leverage ratio is less than or equal to 2.75 to 1.00.

The Parent Term Loan is fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing and future domestic subsidiaries that provide a guaranty under the Company’s Second Amended and Restated Credit Agreement, dated as of March 29, 2019 (as amended on August 28, 2019 and on February 28, 2020, the “Existing Revolving Credit Agreement”) among, inter alia, the Company, the other borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Dart Term Loan is fully and unconditionally guaranteed on a joint and several basis by the Company and certain of the Company’s existing and future domestic and foreign subsidiaries. The Term Loan includes a financial covenant as well as customary affirmative and negative covenants, including, among other things, as to compliance with laws, delivery of quarterly and annual financial statements, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The Term Loan includes events of default relating to customary matters (and customary notice and cure periods), including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to material indebtedness; bankruptcy; material judgments; and certain ERISA events.

Credit Agreement

On March 29, 2019, the Company and its wholly owned subsidiaries, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated their multicurrency Credit Agreement (as further amended via an Amendment No. 1 dated August 28, 2019, the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the credit agreement dated September 11, 2013, and as amended (the “Old Credit Agreement”), and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed credit facility in an aggregate amount of $650.0 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50.0 million of the Facility Amount, and (iii) a swingline facility, available up to $100.0 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325.0 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million), subject to certain conditions. As of December 26, 2020, the Company had total borrowings of $423.3 million outstanding under its Credit Agreement, with $160.3 million of that amount denominated in Euro.

Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the LIBOR or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in United States Dollars with a maturity of one month plus 1.0 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in United States Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of December 26, 2020, the Company had a weighted average interest rate of 1.97 percent with a baser rate spread of 188 basis points on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.

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

At December 26, 2020, the Company had $251.3 million of unused lines of credit, including $209.0 million under the committed, secured Credit Agreement, and $42.3 million available under various uncommitted lines around the world.

Senior Notes

The Company had outstanding $600.0 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”). The Senior Notes were to mature on June 1, 2021. The Notes were issued under an indenture (the “Indenture”), by and among the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor had granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor had granted a security interest in those certain “Tupperware” trademarks and service marks as well. The security interest may be released under certain customary circumstances specified in the Indenture. These customary circumstances include payment in full of principal of and premium, if any, and interest on the Senior Notes. The Indenture included, among others, covenants that limit the ability of the Company and its subsidiaries to (i) incur indebtedness secured by liens on certain real property, (ii) enter into certain sale and leaseback transactions, (iii) with respect to the Company only, consolidate or merge with another entity, or sell or transfer all or substantially all of its properties and assets and (iv) sell the capital stock of the Guarantor or sell or transfer all or substantially all of its assets or properties.

During the second, third, and fourth quarters of 2020 the Company retired its Senior Notes in the aggregate principal amount of $600.0 million through tender offers, open-market purchases, and redemption by using cash on hand and the proceeds from the Term Loan received in December 2020. Any deferred debt issuance costs related to the purchased Senior Notes were expensed and recorded in the interest expense line item. The details of these Senior Notes retirement were as follows:

Year Ended
(In millions)	December 26, 2020
Senior notes retired (face value)	$600.0
Less: Cash paid	552.3
Less: Costs incurred	7.5
Gain on debt extinguishment (pre-tax)	$40.2

Earnings per share from gain on debt extinguishment	$0.82

Interest paid on total debt was:

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Interest cash payments	$36.7	$40.7	$45.2

Contractual Maturities

Contractual maturities for debt obligations are summarized by year as follows:

Year Ended
(In millions)	December 26, 2020
December 25, 2021	$424.7
December 31, 2022	1.5
December 30, 2023	275.4
Thereafter	—
Total	$701.6

Note 18: Leases

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

In 2007, the Company completed construction of a manufacturing facility in Belgium. Costs related to the facility and equipment totaled $24.0 million and were financed through a sale lease-back transaction under two separate leases. The two leases are being accounted for as finance leases and have initial terms of 10 years and 15 years and interest rates of 5.1 percent. In 2010, the Company extended a lease on an additional building in Belgium that was previously accounted for as an operating lease. As a result of renegotiating the terms of the agreement, the lease was classified as finance and had an initial value of $3.8 million with an initial term of 10 years and an interest rate of 2.9 percent.

Components of lease expense were as follows:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019
Operating lease cost (a) (b)	$81.1	$51.7

Amortization of right-of-use assets (a)	$0.8	$0.9
Interest on lease liabilities (c)	0.2	0.2
Finance lease cost	$1.0	$1.1
____________________
(a)Included in selling, general and administrative expense and cost of products sold.
(b)Includes $2.8 million and $0.9 million related to short-term rent expense and variable rent expense, respectively.
(c)Included in interest expense.

Supplemental cash flow information related to leases is as follows:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(39.9)	$(50.1)
Operating cash flows from finance leases	$—	$(0.2)
Financing cash flows from finance leases	$(0.6)	$(1.6)

Leased assets obtained in exchange for new operating lease liabilities	$34.4	$8.4

Supplemental information related to leases is as follows:

	As of
(In millions, except lease term and discount rate)	December 26, 2020	December 28, 2019
Operating leases
Operating lease right-of-use assets	$97.9	$84.1

Accrued liabilities	$26.5	$29.2
Operating lease liabilities	70.1	56.0
Total operating lease liabilities	$96.6	$85.2

Finance leases
Property, plant and equipment, at cost	$19.7	$17.9
Accumulated amortization	(12.2)	(10.3)
Property, plant and equipment, net	$7.5	$7.6

Current portion of finance lease obligations	$1.4	$1.3
Long-term finance lease obligations	1.9	2.3
Total finance lease liabilities	$3.3	$3.6

Weighted average remaining lease term
Operating leases	5.4 years	4.5 years
Finance leases	2.4 years	2.8 years

Weighted Average Discount Rate (a)
Operating leases	5.7%	5.2%
Finance leases	5.1%	5.1%
_________________________
(a)Calculated using Company's incremental borrowing rate.

Maturities of lease liabilities as of December 26, 2020 were as follows:

	As of
	December 26, 2020
(In millions)	Operating Leases	Finance Leases
2021	$30.1	$1.6
2022	21.1	1.9
2023	14.8	—
2024	10.2	—
2025	6.9	—
Thereafter	30.8	—
Total lease payments	113.9	3.5
Less imputed interest	(17.3)	(0.2)
Total	$96.6	$3.3

Rental expense for operating leases totaled $32.2 million and gross payments of financing leases totaled $2.5 million in fiscal year 2018.

As of December 26, 2020, the Company had $3.2 million of operating leases not yet commenced but are expected to commence in 2021 with a term of one year to five years.

Note 19: Retirement Benefit Plans

The Company has various defined benefit pension plans covering substantially all domestic employees employed as of June 30, 2005 and certain employees in other countries. In addition to providing pension benefits, the Company provides certain post-retirement healthcare and life insurance benefits for selected United States and Canadian employees. Employees may become eligible for these benefits if they reach normal retirement age while working for the Company or satisfy certain age and years of service requirements. The medical plans are contributory for most retirees with contributions adjusted annually, and contain other cost-sharing features, such as deductibles and coinsurance. The medical plans include an allowance for Medicare for post-65 age retirees. Most employees and retirees outside the United States are covered by government healthcare programs.

The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company's plans was as follows:

	United States plans				Foreign plans
	Pension benefits		Post-retirement benefits		Pension benefits
	As of		As of		As of
(In millions)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Change in benefit obligations:
Beginning balance	$39.0	$45.5	$12.6	$12.6	$192.7	$178.3
Service cost	—	—	0.1	0.1	8.2	7.3
Interest cost	1.2	1.6	0.4	0.5	3.1	4.4
Actuarial (gain) loss	4.4	4.6	0.4	0.8	(0.7)	17.5
Benefits paid	(0.9)	(0.9)	(1.7)	(1.4)	(4.6)	(4.5)
Impact of exchange rates	—	—	—	—	15.1	(1.2)
Plan participant contributions	—	—	—	—	0.9	1.0
Settlements/Curtailments	(4.6)	(11.8)	—	—	(17.0)	(10.1)
Ending balance	$39.1	$39.0	$11.8	$12.6	$197.7	$192.7

Change in plan assets at fair value:
Beginning balance	$28.6	$24.4	$—	$—	$82.6	$81.9
Actual return on plan assets	3.9	6.4	—	—	1.5	5.8
Company contributions	4.7	10.9	1.7	1.4	9.7	8.8
Plan participant contributions	—	—	—	—	1.0	1.0
Benefits and expenses paid	(1.8)	(1.3)	(1.7)	(1.4)	(2.5)	(4.5)
Impact of exchange rates	—	—	—	—	7.7	(0.3)
Settlements	(7.9)	(11.8)	—	—	(15.8)	(10.1)
Ending balance	$27.5	$28.6	$—	$—	$84.2	$82.6
Funded status of plans	$(11.6)	$(10.4)	$(11.8)	$(12.6)	$(113.5)	$(110.1)

Amounts recognized in the Consolidated Balance Sheet consisted of:

	As of
(In millions)	December 26, 2020	December 28, 2019
Accrued benefit liability	$(136.9)	$(133.1)
Accumulated other comprehensive loss (pretax)	52.2	49.8

Items not yet recognized as a component of pension expense consisted of:

	As of		As of
	December 26, 2020		December 28, 2019
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Transition obligation	$3.4	$—	$2.0	$—
Prior service cost (benefit)	2.6	(2.7)	2.0	(3.4)
Net actuarial loss (gain)	49.5	(0.6)	50.3	(1.1)
Accumulated other comprehensive loss (income) pretax	$55.5	$(3.3)	$54.3	$(4.5)

Components of other comprehensive loss (income) consisted of the following:

	As of		As of
	December 26, 2020		December 28, 2019
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Net prior service cost	$0.2	$0.8	$(0.1)	$1.3
Net actuarial loss (gain)	(1.4)	0.4	12.9	0.8
Impact of exchange rates	2.4	—	(0.4)	—
Other comprehensive loss (income)	$1.2	$1.2	$12.4	$2.1

In 2021, the Company expects to recognize a prior service benefit of $1.3 million and a net actuarial loss of $4.2 million as components of pension and post-retirement expense, respectively.

The accumulated benefit obligation for all defined benefit pension plans as of December 26, 2020 and December 28, 2019 was $190.1 million and $206.4 million, respectively. At December 26, 2020 and December 28, 2019, the accumulated benefit obligations of certain pension plans exceeded those respective plans' assets. For those plans, the accumulated benefit obligations were $188.8 million and $177.9 million, and the fair value of their assets was $97.4 million and $82.4 million as of December 26, 2020 and December 28, 2019, respectively. At December 26, 2020 and December 28, 2019, the benefit obligations of the Company's significant pension plans exceeded those respective plans' assets. The accrued benefit cost for the pension plans is reported in accrued liabilities and other liabilities in the Consolidated Balance Sheets.

The costs associated with all of the Company's plans were as follows:

	Pension benefits			Post-retirement benefits
	Year Ended			Year Ended
(Dollars in millions)	December 26, 2020	December 28, 2019	December 29, 2018	December 26, 2020	December 28, 2019	December 29, 2018
Components of net periodic benefit cost:
Service cost and expenses	$8.2	$7.3	$8.4	$0.1	$0.1	$0.1
Interest cost	4.3	6.0	5.4	0.4	0.5	0.5
Return on plan assets	(3.8)	(4.1)	(4.4)	—	—	—
Settlement/Curtailment	0.1	0.7	1.3	—	—	—
Employee contributions	(0.2)	(0.2)	(0.2)	—	—	—
Net deferral	2.9	0.3	0.8	(0.9)	(1.3)	(1.3)
Net periodic benefit cost (income)	$11.5	$10.0	$11.3	$(0.4)	$(0.7)	$(0.7)

Weighted average assumptions:
United States plans
Discount rate, net periodic benefit cost	3.3%	4.3%	3.3%	3.3%	4.3%	3.5%
Discount rate, benefit obligations	2.3%	3.3%	4.0%	2.5	3.3	4.2
Return on plan assets	7.0%	7.0%	7.0%	N/A	N/A	N/A
Salary growth rate, net periodic benefit cost	—	—	—	N/A	N/A	N/A
Salary growth rate, benefit obligations	—	—	—	N/A	N/A	N/A

Foreign plans
Discount rate	1.4%	1.9%	2.6%	N/A	N/A	N/A
Return on plan assets	2.6%	2.6%	3.0%	N/A	N/A	N/A
Salary growth rate	2.8%	2.8%	2.8%	N/A	N/A	N/A
____________________
N/A - not applicable

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and/or manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its United States and foreign plans for 2020 was 7.0 percent and 2.6 percent, respectively, and 7.0 percent and 2.6 percent for 2019, respectively.

The Company determines the discount rate primarily by reference to rates on high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the various plans. The weighted average discount rates used to determine the benefit obligation for its United States and foreign plans for 2020 was 2.3 percent and 1.4 percent, respectively, and 3.3 percent and 1.9 percent for 2019, respectively.

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

The Company's weighted average asset allocations at December 26, 2020 and December 28, 2019, by asset category, were as follows:

	As of		As of
	December 26, 2020		December 28, 2019
Asset category	United States plans	Foreign plans	United States plans	Foreign plans
Equity securities	55.9%	40.1%	63.7%	29.0%
Fixed income securities	44.1	25.9	36.3	18.0
Cash and money market investments	—	5.4	—	6.0
Guaranteed contracts	—	20.3	—	45.0
Other	—	8.3	—	2.0
Total	100.0%	100.0%	100.0%	100.0%
The fair value of the Company's pension plan assets at December 26, 2020 by asset category was as follows:

Description of assets (in millions)		December 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$27.6	$—	$27.6	$—
Foreign plans:
Belgium	Mutual fund (d)	31.0	31.0	—	—
Switzerland	Guaranteed insurance contract (c)	27.1	—	—	27.1
Japan	Common/collective trust (e)	12.1	—	12.1	—
Germany	Guaranteed insurance contract (c)	6.1	—	—	6.1
Korea	Guaranteed insurance contract (c)	3.2	—	—	3.2
Australia	Investment fund (b)	2.3	—	2.3	—
Philippines	Fixed income securities (f)	0.8	0.8	—	—
Austria	Guaranteed insurance contract (c)	0.4	—	—	0.4
	Equity fund (f)	1.5	1.5	—	—
Total		$112.1	$33.3	$42.0	$36.8

The fair value of the Company's pension plan assets at December 28, 2019 by asset category was as follows:

Description of assets (in millions)		December 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$28.7	$—	$28.7	$—
Foreign plans:
Belgium	Mutual funds (b)	26.7	26.7	—	—
Switzerland	Guaranteed insurance contract (c)	28.3	—	—	28.3
Japan	Common/collective trust (d)	12.6	—	12.6	—
Germany	Guaranteed insurance contract (c)	5.4	—	—	5.4
Korea	Guaranteed insurance contract (c)	3.7	—	—	3.7
Australia	Investment fund (e)	2.1	—	2.1	—
Philippines	Fixed income securities (f)	1.4	1.4	—	—
Austria	Guaranteed insurance contract (c)	0.3	—	—	0.3
	Equity fund (f)	2.1	2.1	—	—
Total		$111.3	$30.2	$43.4	$37.7
____________________
(a)The investment strategy of the United States pension plan for each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60.0 percent in equity securities and 40.0 percent in fixed income securities. As of the years ended December 26, 2020 and December 28, 2019, the common trusts held 55.9 percent and 63.7 percent of its assets in equity securities and 44.1 percent and 36.3 percent in fixed income securities, respectively. The percentage of funds invested in equity securities at the end of 2020 and 2019, included: 18.0 percent and 10.2 percent in international stocks in each year, 19.2 percent and 32.9 percent in large United States stocks and 4.0 percent and 20.5 percent in small United States stocks, respectively. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.
(b)The strategy of the Belgian plan in each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 62.0 percent in equity securities, 37.0 percent in fixed income securities and 1.0 percent cash. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. As of December 26, 2020 and December 28, 2019, the percentage of funds held in various asset classes included: large-cap equities of European companies of 27.1 percent and 25.0 percent, small-cap equities of European companies of 18.5 percent and 18.0 percent, and money market fund of 13.7 percent and 14.0 percent, bonds primarily from European and United States governments of 29.3 percent and 31.0 percent, and equities outside of Europe, mainly in the United States and emerging markets, at 11.4 percent and 12.0 percent, respectively each year.
(c)The strategy of the Company's plans in Austria, Germany, Korea and Switzerland was to ensure the future benefit payments of their participants and manage market risk. This is achieved by funding the pension obligations through guaranteed insurance contracts. The plan assets operate similar to investment contracts whereby the interest rate, as well as the surrender value, is guaranteed. The fair value is determined as the contract value, using a guaranteed rate of return which will increase if the market performance exceeds that return.
(d)The Company's strategy was to invest approximately 50.0 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 50.0 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 50.0 percent equities in Japanese listed securities, 7.0 percent in equities outside of Japan, 3.0 percent in cash and other short-term investments and 40.0 percent in domestic Japanese bonds. This strategy has been achieved through a collective trust that held 100.0 percent of total funded assets as of December 26, 2020 and December 28, 2019. As of the end of December 26, 2020 and December 28, 2019, the allocation of funds within the common collective trust included: 52.5 percent and 50.0 percent in Japanese equities, 37.3 percent and 38.0 percent in Japanese bonds, 7.1 percent and 8.0 percent in equities of companies based outside of Japan, and 3.1 percent and 4.0 percent, respectively in cash and other short-term investments in each year. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets.

(e)The strategy of this fund was to achieve a 10-year long-term net return of at least 3.5 percent, above inflation based on the Australian consumer price index. The investment strategy is to invest mainly in equities and property, which are expected to earn relatively higher returns over the long term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 26, 2020 and December 28, 2019, the percentage of funds held in investments included: Australian equities of 14.9 percent and 13.0 percent, other equities of listed companies outside of Australia of 49.0 percent and 49.0 percent, government and corporate bonds of 16.3 percent and 19.0 percent and cash of 11.8 percent and 12.0 percent and real estate of 8.0 percent and 7.0 percent, respectively.
(f)In both years, the investment strategy in the Philippines was to achieve an appropriate balance between risk and return, from a diversified portfolio of Philippine peso denominated bonds and equities. The target asset class allocations is 57.0 percent in equity securities, 38.0 percent fixed income securities and 5.0 percent in cash and deposits. The fixed income securities at year end included assets valued using a weighted average of completed deals on similarly termed government securities, as well as balances invested in short-term deposit accounts. The equity index fund was valued at the closing price of the active market in which it was traded.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Year Ending
(In millions)	December 26, 2020	December 28, 2019
Beginning balance	$37.7	$42.0
Realized gains	0.5	0.7
Purchases, sales and settlements, net	(5.0)	(5.1)
Impact of exchange rates	3.6	0.1
Ending balance	$36.8	$37.7
The Company expects to contribute $10.1 million to its United States and foreign pension plans and $1.1 million to its other United States post-retirement benefit plan in 2021.
The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $11.6 million, $6.7 million and $6.5 million in 2020, 2019 and 2018, respectively.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Company's United States and foreign plans:

	As of
	December 26, 2020
(In millions)	Pension benefits	Post-retirement benefits	Total
2021	$15.6	$1.1	$16.7
2022	12.8	1.1	13.9
2023	11.1	1.0	12.1
2024	10.3	0.9	11.2
2025	11.8	0.9	12.7
2026-2030	58.8	3.4	62.2
Total	$120.4	$8.4	$128.8

In addition to the Company's health and insurance benefits, the Company also offers select employees a deferred compensation plan (“Tupperware Deferred Compensation Plan”). The Tupperware Deferred Compensation Plan is an unfunded, non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and for directors that allows participants to defer a portion of their compensation. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. The Tupperware Deferred Compensation Plan offers a variety of investment options and is accounted for as a plan that permits diversification but does not include Company stock as an investment option. All distributions from the Tupperware Deferred Compensation Plan must be made in cash and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is adjusted, with a charge or a credit to compensation cost, to reflect changes in the fair value of the obligation. The assets and liabilities are included in other assets, net and other liabilities of the Consolidated Balance Sheets. As of December 26, 2020 and December 28, 2019, the fair value of the investments held in trust and the related liability was $8.8 million and $12.1 million, respectively. All assets held in the trust are Level 1 Fidelity mutual funds and the fair value of the funds are calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. Changes in the fair value of the assets held in the rabbi trust are recorded through compensation expense included in selling, general and administrative expense and investment gains/losses in other expense (income), net within the Consolidated Statements of Income. During 2020, 2019 and 2018, the change in fair value of the underlying assets was an increase of $1.0 million, increase of $3.3 million and decrease of $1.1 million, respectively.

Note 20: Commitments and Contingencies

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. While the Company's motion to dismiss the complaint was granted on January 25, 2021, the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the motion to dismiss in the putative stockholder class action. Following dismissal of the consolidated amended complaint and filing of the consolidated second amended complaint, the Company intends to seek a further stay of the derivative cases. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Leases

Rental expense for operating leases and approximate minimum rental commitments under non-cancelable operating leases in effect at December 26, 2020 are disclosed in Note 18: Leases to the Consolidated Financial Statements. Leases including the minimum rental commitments for 2021 and 2022, primarily are for automobiles, that generally have a lease term of one year to four years with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight-line basis over the minimum lease terms. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 21: Fair Value Measurements

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, accrued liabilities, leased assets and liabilities and short-term borrowings approximated their fair values at December 26, 2020 and December 28, 2019.

The fair value of Term Loan is classified as a Level 2 liability and is estimated using a market approach by comparing secured debt of other companies in our industry that have a similar credit rating and debt amount. The fair value of Senior Notes was classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. The fair value of Senior Notes reflects changes in corporate debt markets and investor preferences.

The fair value of the Term Loan and Senior Notes was as follows:

	As of		As of
	December 26, 2020		December 28, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$275.0	$275.0	$—	$—
Senior notes (face value)	$—	$—	$600.0	$605.8

See Note 14: Derivative Financial Instruments and Hedging Activities for discussion of the Company’s derivative financial instruments and related fair value measurements.

Note 22: Segment Information

The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales force members. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.

The Company's reportable segments primarily sell design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. Europe (Europe, Africa and Middle East) also includes the Avroy Shlain brand name in South Africa and the Nutrimetics brand name in France, which sell beauty and personal care products. Some units in Asia Pacific also sell beauty and personal care products under the NaturCare, Nutrimetics and Fuller brand names. North America also includes the Fuller Mexico beauty and personal care products business and sells products under the Fuller Cosmetics brand name in that unit and in Central America. South America also sells beauty products under the Fuller, Nutrimetics and Nuvo brand names. Worldwide sales of beauty and personal care products totaled $233.9 million, $247.7 million and $291.7 million in 2020, 2019 and 2018, respectively

Segment details were as follows:.

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Asia Pacific	$523.3	$590.5	$682.0
Europe	446.2	475.2	525.6
North America	525.7	453.5	515.1
South America	244.9	278.7	347.0
Total net sales	$1,740.1	$1,797.9	$2,069.7

Asia Pacific	$123.7	$124.3	$172.5
Europe	78.6	38.0	46.3
North America	62.5	40.2	76.3
South America	48.4	43.8	68.3
Total segment profit	313.2	246.3	363.4

Unallocated expenses	41.7	41.8	46.3
Re-engineering charges (a)	36.1	34.7	15.9
Gain (loss) on disposal of assets (b)	14.0	12.9	18.7
Impairment expense (c)	—	40.0	—
Interest expense	38.6	41.5	46.5
Interest income	(1.5)	(2.2)	(2.8)
Income before income taxes	$212.3	$103.4	$276.2
____________________
(a)See Note 3: Re-engineering Charges for discussion of re-engineering and impairment charges.
(b)Gains on disposal of assets in 2020, 2019 and 2018 include $31.6 million, $8.8 million and $7.1 million, respectively from transactions related to land near the Company headquarters in Orlando, Florida. In 2020, in addition to the gain on sale of land noted above, the Company realized a gain of $13.2 million from the sale of a manufacturing and distribution facility in Australia. The gain was offset by a $30.5 million write-off of capitalized software implementation costs related to the front and back office standardization project that was initiated in 2017, due to a shift in the business model and digital strategy set forward by the new leadership team. This line item also included $5.8 million for the sale of the marketing office in France in 2019, $9.5 million from the sale and leaseback of a distribution facility in Japan in 2018 and $2.1 million from the sale of the Beauticontrol property in Texas in 2018.
(c)See Note 12: Trade Names and Goodwill for discussion of impairment expense.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment transactions eliminated. Sales generated by product line, except beauty and personal care, as opposed to Tupperware brand name, are not captured in the financial statements, and disclosure of the information is impractical. Sales to a single customer did not exceed 10.0 percent of net sales. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.

Sales to individually material foreign countries and United States were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Brazil	$178.4	$208.5	$265.4
China	$188.5	$216.2	$247.4
Mexico	$259.4	$261.7	$285.8
United States	$180.4	$132.7	$163.2

Depreciation and amortization expense by segment were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018
Asia Pacific	$11.4	$14.5	$14.7
Europe	12.7	14.4	16.3
North America	11.1	11.5	11.8
South America	4.5	5.5	5.6
Corporate	5.0	9.3	9.8
Total depreciation and amortization	$44.7	$55.2	$58.2

Capital expenditures by segment were:

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Asia Pacific	$3.9	$7.3	$10.1
Europe	5.7	16.5	22.3
North America	8.5	15.0	13.3
South America	3.1	5.5	3.9
Corporate	6.7	16.7	25.8
Total capital expenditures	$27.9	$61.0	$75.4

Total identifiable assets by segment were:

	As of
	December 26, 2020	December 28, 2019
Asia Pacific	$290.6	$300.3
Europe	276.7	269.7
North America	220.5	235.9
South America	112.8	125.2
Corporate	319.3	331.3
Total identifiable assets	$1,219.9	$1,262.4

Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. The Company is subject to the usual economic, business and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company's operations.

Long-lived assets in the United States were:

	As of
	December 26, 2020	December 28, 2019
Long-lived assets in United States	$66.3	$108.6

Net investment in international operations were:

	As of
	December 26, 2020	December 28, 2019
Net investment in international operations	$419.9	$474.2

Note 23: Quarterly Financial Summary (Unaudited)

Following is a summary of the unaudited interim results of operations for each quarter:

	Year Ended
	December 26, 2020
(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$375.9	$397.4	$477.2	$489.6
Gross margin	246.2	263.9	325.1	334.1
Net income (loss)	(7.8)	63.8	34.4	21.8
Basic earnings (loss) per share	(0.16)	1.30	0.70	0.45
Diluted earnings (loss) per share	(0.16)	1.30	0.65	0.41
Dividends declared per share	—	—	—	—

	Year Ended
	December 28, 2019
	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$487.3	$475.3	$418.1	$417.2
Gross margin	326.1	320.7	276.6	263.7
Net income (loss)	36.9	39.4	7.8	(71.7)
Basic earnings (loss) per share	0.76	0.81	0.16	(1.47)
Diluted earnings (loss) per share	0.76	0.81	0.16	(1.47)
Dividends declared per share	0.27	0.27	0.27	—

Certain items impacting quarterly comparability for 2020 and 2019 were as follows:

•Pretax re-engineering costs of $3.9 million, $23.2 million, $3.2 million and $5.8 million were recorded in the first through fourth quarters of 2020, respectively. Pretax re-engineering costs of $4.3 million, $4.1 million, $7.5 million and $18.8 million were recorded in the first through fourth quarters of 2019, respectively. See Note 3: Re-engineering Charges to the Consolidated Financial Statements for further discussion.
•In the third quarter of 2019, the Company recorded a $17.5 million impairment charge related to goodwill of Fuller Mexico and a $2.2 million impairment charge related to the Nutrimetics trade name. In the fourth quarter of 2019, the Company recorded a $20.3 million impairment charge related to the Fuller trade name. See Note 12: Trade Names and Goodwill to the Consolidated Financial Statements for further discussion.
•In Argentina and Venezuela for all quarters in 2020 and 2019, in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared to when it was sold, the Company recorded charges (gains) of $(0.3) million, $0.3 million, $2.2 million and $2.2 million in the first, second, third, and fourth quarters of 2020, respectively, and charges of $0.3 million, $0.1 million, $0.7 million and $0.5 million in the same quarters of 2019. See Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements for further discussion.
•Pretax losses on disposal of assets were $0.1 million and $32.6 million for the first and third quarters of 2020, respectively, and pretax gains on the disposal of assets were $13.9 million and $32.8 million in the second and fourth quarters of 2020, respectively. Pretax losses on disposal of assets were $0.9 million and $0.1 million for the first and second quarters of 2019, respectively, and pretax gains on the disposal of assets were $12.1 million and $1.8 million in the third and fourth quarters of 2019, respectively. The gains in 2020 were from the sale of a manufacturing and distribution facility in Australia and from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land. The gain was offset by the write-off of capitalized software implementation costs related to the front and back office standardization project that was initiated in 2017, due to a shift in the business model and digital strategy set forward by the new leadership team. The gains in 2019 were from sale of land near the Company headquarters in Orlando, Florida and from the sale of the marketing office in France.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tupperware Brands Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tupperware Brands Corporation and its subsidiaries (the “Company”) as of December 26, 2020 and December 28, 2019, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 26, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the control environment at the Company’s Tupperware Mexico location; specifically, with respect to information technology general controls, the Company did not maintain effective user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications and data to appropriate Company personnel; and there was override by plant and local management of certain internal controls at the Tupperware Mexico plant location.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and derivative financial instruments in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Gross Deferred Tax Assets and Related Valuation Allowances

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated gross deferred tax asset balance was $493.2 million and related valuation allowances were $283.4 million as of December 26, 2020. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income in the years in which the temporary differences are expected to reverse and credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made on an ongoing basis based upon the Company’s business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible.

The principal considerations for our determination that performing procedures relating to gross deferred tax assets and related valuation allowances is a critical audit matter are the significant judgment by management when developing the estimates as to future operating results. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures as a result of the size and complexity of the legal entity structure, data utilized in the calculation of temporary differences and the realizability of net operating loss and credit carryforwards. Also, the evaluation of audit evidence available to support the assessment of whether or not a valuation allowance is required is complex and involved significant auditor effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to gross deferred tax assets and related valuation allowances. These procedures also included, among others (i) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis, (ii) evaluating assumptions related to the future operating results and related expected utilization for net operating loss and credit carryforwards, (iii) testing the underlying data and mathematical accuracy of temporary differences and the data utilized in the assessment of the realizability of net operating loss and credit carryforwards, and (iv) testing the appropriateness of the tax rates used when temporary differences reverse.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 10, 2021

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of December 26, 2020, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective at the reasonable assurance level as of such date due to a material weakness in internal control over financial reporting at its Tupperware Mexico location described below.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, the Company completed substantive procedures for the year ended December 26, 2020. Based on these procedures, management believes that its consolidated financial statements included in this Form 10-K have been prepared in accordance with GAAP. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

Management's Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Company’s management, the effectiveness of our internal control over financial reporting as of December 26, 2020 was assessed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with this assessment, in fiscal year 2020 the Company identified a material weakness in the control environment at its Tupperware Mexico location; specifically, with respect to information technology general controls, the Company did not maintain effective user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications and data to appropriate Company personnel; and there was override by plant and local management of certain internal controls at the Tupperware Mexico plant location resulting in immaterial misstatements in inventory and accrued liabilities. There were no changes to previously issued financial statements. However, it is reasonably possible that this material weakness could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Based on this material weakness, management concluded that as of December 26, 2020, the Company’s internal control over financial reporting was not effective.

The effectiveness of the Company's internal control over financial reporting as of December 26, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which appears in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Remediation

Management has been implementing measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. To date, the Company has: (i) terminated the individuals involved in the override, (ii) provided enhanced code of conduct training to all employees at Tupperware Mexico, and (iii) changed the organizational reporting structure at the plant. The Company will continue to enhance its control environment with the following actions: (i) monitor user access controls to ensure that access to financial applications and data is adequately restricted and segregated to appropriate personnel; (ii) maintain controls to ensure that privileges are timely and appropriately granted; (iii) execute a training program addressing information technology general controls, specifically educating control owners concerning the principles and requirements of controls, related to provisioning and monitoring of user access; (iv) enhance information technology governance over review of user access; and (v) provide quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

The Company believes that these actions will remediate the material weakness. We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of this material weakness will be completed prior to the end of fiscal year 2021.

Changes in Internal Control Over Financial Reporting

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Certain information with regard to the directors of the Company as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2021 Annual Meeting of Shareholders to be held on May 4, 2021 and is incorporated herein by reference.
The information as to the executive officers of the Company is included in Item 1. Business of this Report under the caption “Information About Our Executive Officers” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on May 4, 2021 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on May 4, 2021 sets forth certain information with respect to the Company's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors during 2020, as set forth by Item 407(c)(3) of Regulation S-K.
The sections entitled “Corporate Governance” and “Board Committees” appearing in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on May 4, 2021 sets forth certain information regarding the Audit and Finance Committee, including the members of the Committee and the financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.
Item 11. Executive Compensation.
The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the 2021 Annual Meeting of Shareholders to be held on May 4, 2021, and the information in such Proxy Statement relating to executive officers' and directors' compensation is incorporated herein by reference.
The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the 2021 Annual Meeting of Shareholders to be held on May 4, 2021 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2021 Annual Meeting of Shareholders to be held on May 4, 2021, is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on May 4, 2021 is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the 2021 Annual Meeting of Shareholders to be held on May 4, 2021 is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements

The following documents are included in this Report under Item 8. Financial Statements and Supplementary Data:

•Consolidated Statements of Income
•Consolidated Statements of Comprehensive Income
•Consolidated Balance Sheets
•Consolidated Statements of Shareholders' Equity
•Consolidated Statements of Cash Flows
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Certified Public Accounting Firm

(a) (2) List of Financial Statement Schedules

The following documents are included in this Report:

•Schedule II-Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.
(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company as amended November 1, 2018 (Attached as Exhibit 3.2 to Form 10-Q, filed with the Commission on November 2, 2018 and incorporated herein by reference).

4	Indenture dated June 2, 2011 (Attached as Exhibit 4.1 to Form 8-K, filed with the Commission on June 7, 2011 and incorporated herein by reference).

4.1**	Description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	2006 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.12 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

10.2*	Directors' Stock Plan as amended through January 26, 2009 (Attached as Exhibit 10.2 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

10.3*	2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).

10.4*	2016 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on May 26, 2016 and incorporated herein by reference).

10.5*	Amendment No. 1 to 2016 Incentive Plan (Attached as Exhibit 10.1 to Form 10-Q, filed with the Commission on August 01, 2017 and incorporated herein by reference).

10.6*
Forms of stock option, restricted stock and restricted stock unit agreements utilized with the Company's officers and directors under certain stock-based incentive plans (Attached as Exhibit 10.6 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

10.7*	2010 Incentive Plan Restricted Stock Agreement (Attached as Exhibit 4.4 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).

10.8*
2016 Incentive Plan Restricted Stock Unit Agreement, used with grants through October 2018 (Attached as Exhibit 10.8 to Form 10-K, filed with the Commission on February 28, 2017 and incorporated herein by reference).

10.9*
2016 Incentive Plan Restricted Stock Unit Agreement, used with grants beginning November 2018 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 26, 2019 and incorporated herein by reference).

10.10*
2016 Incentive Plan Non-Qualified Stock Option Grant Agreement, used with grants through October 2018 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 28, 2017 and incorporated herein by reference).

10.11*
2016 Incentive Plan Non-Qualified Stock Option Grant Agreement, used with grants beginning November 2018 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 26, 2019 and incorporated herein by reference).

10.12*	Tupperware Brands Corporation 2019 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K filed May 23, 2019 and incorporated herein by reference).

10.13*	Form of Change of Control Employment Agreement (Attached as Exhibit 10.3 for Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

10.14*	Form of Change of Control Employment Agreement, amended May 24, 2017 (Attached as Exhibit 10.1 to Form 10-K, filed with the Commission on February 27, 2018 and incorporated herein by reference).

10.15*
Supplemental Executive Retirement Plan, amended and restated effective February 2, 2010 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

10.16*
Amendment to Supplemental Executive Retirement Plan, dated February 21, 2018 (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on February 21, 2018 and incorporated herein by reference).

10.17*	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

10.18*
Separation Agreement and Release of All Claims, dated November 11, 2019, by and between the Company and Patricia A. Stitzel (Attached as Exhibit 10.2 to Form 8-K, filed with the Commission on November 14, 2019 and incorporated herein by reference).

10.19*
Consulting Agreement, dated November 11, 2019, by and between the Company and Patricia A. Stitzel (Attached as Exhibit 10.3 to Form 8-K, filed with the Commission on November 14, 2019 and incorporated herein by reference).

10.20*
Interim CEO Agreement, dated November 12, 2019, by and between the Company and Christopher D. O’Leary (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on November 14, 2019 and incorporated herein by reference).

10.21
Securities and Asset Purchase Agreement between the Company and Sara Lee Corporation (now known as Hillshire Brands Co.) dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K/A, filed with the Commission on August 15, 2005 and incorporated herein by reference).

10.22
Amended and Restated Credit Agreement, dated September 11, 2013, by and between the Company, Tupperware International Holdings B.V., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.1 to Form 10-Q, filed with the Commission on August 5, 2014 and incorporated herein by reference).

10.23
Amendment 1 to Amended and Restated Credit Agreement, dated as of June 2, 2014, by and between by and between the Company, Tupperware International Holdings B.V., the financial institutions listed on the signature page thereof and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.2 to Form 10-Q, filed with the Commission on August 5, 2014 and incorporated herein by reference).

10.24
Amendment 2 to Amended and Restated Credit Agreement, dated as of June 9, 2015, by and between the Company, Tupperware International Holdings B.V., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on June 12, 2015 and incorporated herein by reference).

10.25
Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among the Company, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V. and Tupperware Brands Asia Pacific Pte. Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.1 to Form 8-K filed April 4, 2019 and incorporated herein by reference).

10.26
Amendment No. 1 dated as of August 28, 2019, among the Company, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V. and Tupperware Brands Asia Pacific Pte. Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.2 to Form 10-Q filed November 6, 2019 and incorporated herein by reference).

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

10.28*	Form of Change in Control Employment Agreement (Tier 1), filed with 8-K on March 13, 2020.

10.29*	Separation Agreement and Release of All Claims, dated April 9, 2020, by and between Justin Hewett and Tupperware Brands Corporation, filed with an 8-K on April 14, 2020.

10.30*	Separation Agreement and Release of All Claims, dated April 21, 2020, by and between Asha Gupta and Tupperware Brands Corporation, filed with an 8-K on April 24, 2020.

10.31	Contract for Sale and Purchase of Real Property, dated as of May 26, 2020, by and among the Sellers and O’Connor Management LLC, filed with an 8-K on July 27, 2020.

10.32	First Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among the Sellers and O’Connor Management LLC, filed with an 8-K on July 27, 2020.

10.33	Second Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among the Sellers and O’Connor Management LLC, filed with an 8-K on July 27, 2020.

10.34	Third Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among the Sellers and O’Connor Management LLC, filed with an 8-K on July 27, 2020.

10.35	Fourth Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among the Sellers and O’Connor Management LLC, filed with an 8-K on November 2, 2020.

10.36	Fifth Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among the Sellers and O’Connor Management LLC, filed with an 8-K on February 12, 2021.

10.37*	Tupperware Brands Corporation Executive Severance Pay Plan, effective November 16, 2020.

10.38
Term Loan Credit Agreement, dated as of December 3, 2020, by and among Tupperware Brands Corporation, as borrower, the lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent, filed with an 8-K on December 4, 2020.

10.39
Term Loan Credit Agreement, dated as of December 3, 2020, by and among Dart Industries, Inc., as borrower, the lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent, filed with an 8-K on December 4, 2020.

10.40*	Tupperware Brands Corporation 2020 Inducement Plan, filed with a Form S-8 (registration no. 333-237896) on April 29, 2020.

10.41*	Offer Letter dated as of March 11, 2020 by and between Miguel Angel Fernandez Calero and Tupperware Brands Corporation, filed with a Form S-8 (registration no. 333-237130) on March 12, 2020.

10.42*	Offer Letter dated as of March 11, 2020 by and between Richard Goudis and Tupperware Brands Corporation, filed with a Form S-8 (registration no. 333-237130) on March 12, 2020.

21**	Subsidiaries of Tupperware Brands Corporation as of March 11, 2021.

23**	Consent of Independent Registered Certified Public Accounting Firm.

24**	Powers of Attorney.

31.1**	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1***	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

32.2***	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

101**	The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K for the year ended December 26, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, tagged in detail, and (vii) Schedule II. Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.
** Filed herewith.

*** Furnished herewith.

The Company agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

Item 16. Form 10-K Summary.
None.

TUPPERWARE BRANDS CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 26, 2020
(In millions)

Col. A	Col. B	Col. C	Col. D		Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts, current and long term:			(a)	(b)
Year ended December 26, 2020	$78.6	13.5	(29.4)	2.4	$65.1
Year ended December 28, 2019	$62.5	28.6	(12.4)	(0.1)	$78.6
Year ended December 29, 2018	$55.9	20.4	(10.1)	(3.7)	$62.5

Valuation allowance for deferred tax assets:
Year ended December 26, 2020	$315.6	37.7	(41.7)	(28.2)	$283.4
Year ended December 28, 2019	$284.6	62.3	—	(31.3)	$315.6
Year ended December 29, 2018	$235.5	51.8	—	(2.7)	$284.6
____________________
(a)Represents write-offs, less recoveries.
(b)Foreign currency translation adjustment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

Date:	March 10, 2021	By:	/s/ Miguel Fernandez
Miguel Fernandez
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 10, 2021.

Signature	Title

/s/ Miguel Fernandez	President & Chief Executive Officer & Director (Principal Executive Officer)
Miguel Fernandez

/s/ Cassandra Harris	Chief Financial Officer & Chief Operating Officer (Principal Financial Officer)
Cassandra Harris

/s/ Madeline Otero	Sr. Vice President, Finance & Accounting (Principal Accounting Officer)
Madeline Otero

*	Executive Vice Chairman & Director
Richard Goudis

*	Non-Executive Chairman & Director
Susan M. Cameron

*	Director
Kriss Cloninger III

*	Director
Meg Crofton

*	Director
Aedhmar Hynes

*	Director
Christopher D. O'Leary

*	Director
Richard T. Riley

*	Director
Mauro Schnaidman

*	Director
M. Anne Szostak

/s/ Karen M. Sheehan	* By Attorney-in-fact
Karen M. Sheehan