Form 10-Q
period 2021-03-27
TUPPERWARE BRANDS CORP
filed 2021-05-05
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 13 weeks ended March 27, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from               to

Commission file number 1-11657
_________________________________________________________________
TUPPERWARE BRANDS CORPORATION
(Exact name of registrant as specified in its charter)
—————————————————————————————————————————————————————————————————

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of May 3, 2021, 49,666,562 shares of the common stock, $0.01 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
(In millions, except per share amounts)	March 27, 2021	March 28, 2020
Net sales	$460.3	$375.9
Cost of products sold	137.0	129.7
Gross margin	323.3	246.2

Selling, general and administrative expense	249.4	242.9
Re-engineering charges	3.1	3.9
(Gain) loss on disposal of assets	(8.7)	0.1
Operating income (loss)	79.5	(0.7)

Loss on debt extinguishment	2.1	—
Interest expense	11.8	10.2
Interest income	(0.3)	(0.5)
Other (income) expense, net	(0.2)	(2.1)
Income (loss) before income taxes	66.1	(8.3)

Provision (benefit) for income taxes	20.8	(0.5)
Net income (loss)	$45.3	$(7.8)

Basic earnings (loss) per share	$0.92	$(0.16)
Diluted earnings (loss) per share	$0.85	$(0.16)

Basic weighted-average shares	49.4	48.9
Diluted weighted-average shares	53.4	48.9

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Net income (loss)	$45.3	$(7.8)

Other comprehensive income (loss):
Foreign currency translation adjustments	3.9	(93.6)
Deferred gain (loss) on cash flow hedges, net of tax	—	10.1
Pension and other post-retirement benefit (costs), net of tax	1.4	2.0
Other comprehensive income (loss)	5.3	(81.5)

Total comprehensive income (loss)	$50.6	$(89.3)

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions, except share amounts)	March 27, 2021	December 26, 2020
Assets
Cash and cash equivalents	$154.8	$139.1
Accounts receivable, net	110.1	114.7
Inventory, net	262.1	236.3
Non-trade accounts receivable, net	37.0	25.9
Prepaid expenses and other current assets	28.4	30.1
Total current assets	592.4	546.1

Deferred tax assets, net	172.4	178.5
Property, plant and equipment, net	194.7	202.5
Operating lease assets	93.4	97.9
Long-term receivables, net	9.3	12.6
Trade names, net	18.8	23.6
Goodwill	54.1	60.4
Other assets, net	91.8	98.3
Total assets	$1,226.9	$1,219.9

Liabilities And Shareholders' Equity
Accounts payable	$110.0	$135.1
Current debt and finance lease obligations	452.5	424.7
Accrued liabilities	347.5	349.9
Total current liabilities	910.0	909.7

Long-term debt and finance lease obligations	227.5	258.6
Operating lease liabilities	67.5	70.1
Other liabilities	175.2	186.2
Total liabilities	1,380.2	1,424.6

Commitments and contingencies (Note 19)
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	215.3	215.5
Retained earnings	1,188.8	1,161.6
Treasury stock, 14,030,724 and 14,312,853 shares, respectively, at cost	(877.4)	(896.5)
Accumulated other comprehensive loss	(680.6)	(685.9)
Total shareholders' equity (deficit)	(153.3)	(204.7)

Total liabilities and shareholders' equity	$1,226.9	$1,219.9

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,161.6	$(685.9)	$(204.7)
Net income (loss)	—	—	—	—	—	45.3	—	45.3
Other comprehensive income (loss)	—	—	—	—	—	—	5.3	5.3
Stock and options issued for incentive plans	—	—	(0.3)	19.1	(0.2)	(18.1)	—	0.8
March 27, 2021	63.6	0.6	14.0	(877.4)	215.3	1,188.8	(680.6)	(153.3)

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity (Deficit)
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 28, 2019	63.6	$0.6	14.7	$(921.6)	$215.0	$1,067.3	$(638.3)	$(277.0)
Net income (loss)	—	—	—	—	—	(7.8)	—	(7.8)
Other comprehensive income (loss)	—	—	—	—	—		(81.5)	(81.5)
Stock and options issued for incentive plans	—	—	(0.1)	5.2	1.9	(4.8)	—	2.3
March 28, 2020	63.6	0.6	14.6	(916.4)	216.9	1,054.7	(719.8)	(364.0)

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Operating Activities
Net income (loss)	$45.3	$(7.8)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10.7	11.7
Unrealized foreign exchange (gain) loss	—	0.1
Stock-based compensation	1.8	2.2
Amortization of deferred debt issuance costs	1.3	0.4
(Gain) loss on disposal of assets	(8.7)	—
Provision for credit losses	1.0	7.0
Loss on debt extinguishment	2.6	—
Write-down of inventories	2.6	2.9
Net change in deferred taxes	0.9	(14.3)
Net cash impact from hedging activity	(3.1)	(1.9)
Other	(0.7)	(0.3)
Changes in assets and liabilities:
Accounts receivable	(0.7)	(6.5)
Inventories	(38.7)	(10.5)
Non-trade amounts receivable	(11.1)	(3.2)
Prepaid expenses	0.6	(1.2)
Other assets	0.2	(1.2)
Accounts payable and accrued liabilities	(15.5)	(19.2)
Income taxes payable	0.6	(0.3)
Other liabilities	(2.7)	(4.9)
Net cash used in operating activities	(13.6)	(47.0)
Investing Activities
Capital expenditures	(7.4)	(8.2)
Proceeds from disposal of assets	40.4	0.5
Net cash provided by (used in) investing activities	33.0	(7.7)
Financing Activities
Term loan repayment	(34.0)	—
Net increase (decrease) in short-term debt	32.4	121.0
Debt issuance costs payment	(0.3)	(1.7)
Finance lease repayments	(0.3)	(0.3)
Common stock repurchase	(1.4)	—
Proceeds from exercise of stock options	0.5	—
Net cash provided by (used in) financing activities	(3.1)	119.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.1)	(12.4)
Net change in cash, cash equivalents and restricted cash	12.2	51.9
Cash, cash equivalents and restricted cash at beginning of year	150.5	126.1
Cash, cash equivalents and restricted cash at end of period	$162.7	$178.0

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively the “Company” or “Tupperware”, with all intercompany transactions and balances having been eliminated. The Company prepared the unaudited Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

Certain information and note disclosures normally included in the financial statements prepared in conformity with GAAP for complete financial statements have been condensed or omitted as permitted by such rules and regulations. As such, these Consolidated Financial Statements and related notes should be read in conjunction with the audited 2020 Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 2020. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements, as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ materially from these estimates.

For the first quarter ended March 27, 2021, the impact on business activity brought about by the Coronavirus pandemic (“COVID-19”) continues to evolve. As a result, many of the Company's estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.

COVID-19

Since early 2020, the Company has followed guidance from the Centers for Disease Control and Prevention (CDC) and the World Health Organization (WHO) on actions required by individuals and businesses following the declaration of COVID-19 as a pandemic. Since 2020 the pandemic has impacted worldwide economic activity and many governments have implemented policies intended to stop or slow the further spread of the disease. These policies, such as shelter-in-place orders, remained in place for a significant period of time, resulting in the temporary closure of schools and non-essential businesses. Products are primarily sold directly to independent distributors, directors, managers and dealers (the “Sales Force”) throughout the world. The Company responded by taking actions to keep employees protected, support the Company’s global Sales Force and communities, and maintain business continuity. Actions taken to date include:

•Monitoring of local and state governments and public health institution recommendations in the markets where the Company operates.
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
•Activating a global business continuity committee with representatives from key business functions from all over the world, with a task to guide the Company's global organization through the pandemic with a dual focus on business continuity and health and safety.
•Enabling work from home arrangements and support for associates with virtual tools and equipment as required.

A top priority for the Company as it continues to navigate the impacts of the global COVID-19 pandemic is the safety of its employees and their families, Sales Force and consumers, and to mitigate the impact of the pandemic on its operations and financial results. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees, Sales Force and consumers. In order to ensure continued safety and protect the health of the employees, and to comply with applicable government directives, the Company has modified its business practices to allow its employees to work remotely, incorporate virtual meetings and restrict all non-essential employee travel until further notice. While global vaccination efforts are underway, the continued impact of COVID-19, including any increases in infection rates and renewed governmental action to slow the spread of COVID-19, like those that have occurred throughout Western Europe and Latin America in the first quarter of 2021, cannot be estimated.

New Accounting Pronouncements

Standards Recently Adopted

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans”, an amendment to existing guidance on disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Under the amendment, the entity is required to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures that no longer are considered cost beneficial. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this guidance at the beginning of the first quarter of 2021 and the adoption did not have any material impact on its Consolidated Financial Statements.

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

Distribution costs were:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Distribution costs	$43.4	$29.1

Note 3: Promotional Costs

The Company frequently makes promotional offers to members of its independent Sales Force to encourage them to fulfill specific goals or targets for other activities. These activities are ancillary to the Company’s business, but considered separate and distinct services from sales, which are measured by defined group/team sales levels, party attendance, addition of new Sales Force members, or other business-critical functions. The awards offered are in the form of product awards, special prizes, or trips.

Programs are generally designed to recognize Sales Force members for achieving a primary objective. An example is holding a certain number of product demonstrations. In this situation, the Company offers a prize to Sales Force members that achieve the targeted number of product demonstrations over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded, in that meeting one level may result in receiving a piece of jewelry, with higher achievement resulting in more valuable prizes such as a television or a trip. Similar programs are designed to reward current Sales Force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded, and they would take on additional responsibilities for adding new Sales Force members and providing training and motivation to new and existing Sales Force members. Other business drivers, such as scheduling product demonstrations, increasing the number of Sales Force members, holding product demonstrations, or increasing end consumer attendance at product demonstrations, may also be the focus of a program.

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

Promotional costs were:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Promotional costs	$67.4	$58.5
Note 4: Incentive Compensation Plans

Stock Options

Stock option activity for 2021, under all of the Company's incentive plans, is summarized in the following table:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at December 26, 2020	4,074,398	$43.74
Expired / Forfeited	(183,746)	52.08
Exercised	(13,702)	37.16
Outstanding at March 27, 2021	3,876,950	$43.37	$22.4

Exercisable at March 27, 2021	2,803,062	$57.67	$—

The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2021 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Outstanding at December 26, 2020	4,954,342	$3.60
Time-vested shares granted	334,936	25.05
Performance shares granted	284,180	24.98
Vested	(316,510)	5.90
Forfeited	(99,423)	16.02
Outstanding at March 27, 2021	5,157,525	$5.79

Stock-based compensation expense in the first quarters of 2021 and 2020, respectively, was:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Stock options	$0.1	$0.3
Time, performance and market vested share awards	$1.7	$1.9

Unrecognized stock-based compensation expense and the weighted average years to recognize the unrecognized stock-based compensation was as follows:

As of
(In millions)	March 27, 2021
Unrecognized stock-based compensation expense	$27.6
Weighted average years to recognize the unrecognized stock-based compensation	2.6 years

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes.

Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	13 weeks ended
(In millions, except share amounts)	March 27, 2021	March 28, 2020
Shares retained to fund withholding taxes	44,999	1,127
Value of shares retained to fund withholding taxes	$1.4	$—

Note 5: Re-engineering Charges

Re-engineering charges are mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the “Turnaround Plan”). The key elements of the Turnaround Plan include: increasing the Company's right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. The Turnaround Plan charges primarily related to severance costs and outside consulting services. Other re-engineering charges are primarily related to facility costs.

Re-engineering charges were:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Turnaround plan	$1.6	$3.3
Other	1.5	0.6
Total re-engineering charges	$3.1	$3.9

Turnaround Plan

Turnaround Plan charges were:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Asia Pacific	$0.1	$0.4
Europe	0.8	—
North America	0.4	—
South America	0.3	0.2
Corporate	—	2.7
Total turnaround plan charges	$1.6	$3.3

The balance included in accrued liabilities related to the Turnaround Plan was:

	As of
(In millions)	March 27, 2021	December 26, 2020
Beginning balance	$18.7	$12.9
Provision	1.6	33.0
Adjustments and other charges	(0.2)	2.7
Currency translation adjustment	(0.1)	—
Cash expenditures:
Severance	(2.1)	(28.5)
Other	(1.7)	(1.4)
Ending balance	$16.2	$18.7

Other

Other charges were:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Europe	$0.3	$0.3
North America	1.2	0.3
Total other charges	$1.5	$0.6

The balance included in accrued liabilities related to other charges was:

	As of
(In millions)	March 27, 2021	December 26, 2020
Beginning balance	$—	$3.1
Provision	1.5	3.1
Adjustments and other charges	—	(1.9)
Cash expenditures:
Severance	—	(1.8)
Other	(1.2)	(2.5)
Ending balance	$0.3	$—
Note 6: Income Taxes

The effective tax rate was:

	13 weeks ended
	March 27, 2021	March 28, 2020
Effective tax rate	31.5%	6.0%

The change in the effective tax rate in the first quarters of 2021 and 2020, respectively, was primarily due to:

•an increase in profitability for the first quarter ended March 27, 2021 as compared to the same period last year, due to the Company’s turnaround efforts
•a favorable jurisdictional mix of earnings
•partially offset by losses in the United States that currently have no tax benefit, and an unfavorable adjustment related to a continued limitation of interest expense deductions requiring a valuation allowance

Uncertain tax positions and related interest and penalties were:

	As of
(In millions)	March 27, 2021	December 26, 2020
Accrual for uncertain tax positions	$15.3	$15.3
Uncertain tax positions impacting effective tax rate if recognized	$10.6	$10.6
Interest and penalties related to uncertain tax positions	$0.4	$3.9

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
Note 7: Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the basic weighted-average shares. Diluted earnings (loss) per share is calculated by also considering the impact of dilutive securities such as stock options, restricted shares, restricted stock units and performance share units on both net income (loss) and the basic weighted-average shares.
The elements of the earnings (loss) per share computations were as follows:

	13 weeks ended
(In millions, except per share amounts)	March 27, 2021	March 28, 2020
Net income (loss)	$45.3	$(7.8)

Basic weighted-average shares	49.4	48.9
Effect of dilutive securities	4.0	—
Diluted weighted-average shares	53.4	48.9

Basic earnings (loss) per share	$0.92	$(0.16)
Diluted earnings (loss) per share	$0.85	$(0.16)

Excluded anti-dilutive shares	2.9	4.2

Note 8: Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 26, 2020	$(648.4)	$0.2	$(37.7)	$(685.9)

Other comprehensive income (loss) before reclassifications	3.9	—	1.0	4.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.4	0.4
Other comprehensive income (loss)	3.9	—	1.4	5.3

Balance at March 27, 2021	$(644.5)	$0.2	$(36.3)	$(680.6)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 28, 2019	$(600.2)	$(2.4)	$(35.7)	$(638.3)

Other comprehensive income (loss) before reclassifications	(93.6)	10.5	1.7	(81.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	0.3	(0.1)
Other comprehensive income (loss)	(93.6)	10.1	2.0	(81.5)

Balance at March 28, 2020	$(693.8)	$7.7	$(33.7)	$(719.8)

Amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Cash flow hedges (gain) losses	$—	$(0.5)
Tax (benefit) provision	—	0.1
Amounts reclassified from accumulated other comprehensive income (loss) for cash flow hedges	$—	$(0.4)

Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Prior service (benefit) costs	$(0.1)	$(0.1)
Actuarial (gains) losses	0.6	0.5
Tax (benefit) provision	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement items	$0.4	$0.3

Note 9: Cash, Cash equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include time deposits, certificates of deposit, or similar instruments. Any funds that the Company is legally restricted to withdraw, including compensating balances, are classified as restricted cash. Restricted cash is recorded in prepaid expenses and other current assets and in the other assets, net line items in the Consolidated Balance Sheet. A reconciliation of the Company’s cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents, and restricted cash at end of period in the Consolidated Statements of Cash Flows is as follows:

	As of
(In millions)	March 27, 2021	December 26, 2020
Cash and cash equivalents	$154.8	$139.1
Restricted cash	7.9	11.4
Cash, cash equivalents and restricted cash at end of period	$162.7	$150.5
Note 10: Accounts Receivable

The accounts receivable and allowance for credit losses balance was:

	As of
(In millions)	March 27, 2021	December 26, 2020
Accounts receivable	$143.8	$151.9
Allowance for credit losses	(33.7)	(37.2)
Accounts receivable, net	$110.1	$114.7
Note 11: Inventories

Inventories balance net of any inventory allowance was:

	As of
(In millions)	March 27, 2021	December 26, 2020
Finished goods	$197.4	$176.4
Work in process	29.4	27.6
Raw materials and supplies	35.3	32.3
Inventories	$262.1	$236.3

Note 12: Long-Term Receivables

The long-term receivables and allowance for long-term receivables balance was as follows:

	As of
(In millions)	March 27, 2021	December 26, 2020
Long-term receivables, gross	$38.5	$39.3

Beginning balance	$(26.7)	$(13.9)
Write-offs	—	3.7
Recoveries	0.1	0.6
Provision (a)	(3.4)	(14.8)
Currency translation adjustment	0.8	(2.3)
Allowance for long-term receivables	$(29.2)	$(26.7)

Long-term receivables net	$9.3	$12.6
____________________
(a)Provision includes $2.5 million and $8.3 million of reclassifications from current receivables as of March 27, 2021 and December 26, 2020, respectively.

Majority of long-term receivables from both active and inactive customers that are past due were reserved through the Company's allowance for credit losses. Long-term receivables that were past due were:

	As of
(In millions)	March 27, 2021	December 26, 2020
Long-term receivables past due	$30.9	$30.9
Note 13: Assets Held for Sale

On October 29, 2020, the Company entered into a definitive agreement for the sale of its Avroy Shlain beauty business in South Africa. The Company sold the Avroy Shlain beauty business for net cash of $30.5 million in February 2021. The Company recognized a gain of $1.0 million which is recorded in the gain (loss) on disposal of assets line item in the Consolidated Statements of Income. Avroy Shlain results are reported under the Europe segment.

Note 14: Derivative Financial Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows, and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening United States Dollar generally has a negative impact on the Company. In response, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as a fair value, cash flow, or net investment hedge.

Fair Value Hedges

Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. The change in fair value of hedged items results in adjustments to their carrying amounts. In assessing hedge effectiveness, as of the beginning of 2019, the Company made the accounting policy election in accordance with ASU 2017-12 to exclude forward points and record their impact in the same income statement line item that is used to present the earnings effect of the hedged item for 2019, other (income) expense, net. Prior to 2019, the forward points had been included as a component of interest expense. Pretax income on forward points was as follows:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Forward points gain (loss) on fair value hedges	$1.0	$5.0

Cash Flow Hedges

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases. At initiation, the Company’s cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The portion of the gain or loss included in the assessment of hedge effectiveness is recorded in other comprehensive income (loss) and is reclassified into earnings through the same line item as the transaction being hedged at the time the hedged transaction impacts earnings. As such, the balance at the end of the current reporting period in other comprehensive income (loss), related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company made an accounting policy change as of the beginning of 2019 to include forward points in the assessment of effectiveness for cash flow hedges causing the impact from forward points to be recorded as part of other comprehensive income (loss) compared to interest expense as it previously had been recorded. Manufacturing variances that will be capitalized and amortized over actual months of inventory turns related to the forward point impact from the settlement of cash flow hedges were:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Forward points gain (loss) recorded in other comprehensive income	$—	$0.3
Forward points gain (loss) from settlement of cash flow hedges	$—	$3.3
Fair value gain (loss) recorded in other comprehensive income	$0.2	$7.7
Gain (loss) recorded in accumulated other comprehensive income	$—	$10.1

Net Investment Hedges

The Company uses derivative financial instruments, such as forward contracts and certain Euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and designates these as net investment hedges. Changes in the value of these financial instruments are included in foreign currency translation adjustments within accumulated other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company made an accounting policy change as of the beginning of 2019 to include forward points in the assessment of effectiveness for net investment hedges causing the impact from forward points to be recorded as part of other comprehensive income (loss) compared to interest expense as it previously had been recorded. Changes in fair value, net of tax, recorded in other comprehensive income (loss) and the pretax income on forward points was as follows:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Fair value gain (loss) recorded in other comprehensive income	$4.1	$56.2
Forward points gain (loss) recorded in other comprehensive income	$(2.3)	$(6.3)

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. The notional value of forward contracts to purchase and sell curries was:

	As of
(In millions)	March 27, 2021	December 26, 2020
Notional value of forward contracts to purchase currencies	$66.8	$125.2
Notional value of forward contracts to sell currencies	$67.0	$125.3

The notional value of largest outstanding positions to purchase and sell currencies was:

As of
(In millions)	March 27, 2021
Purchase South Korean Won	$11.5
Purchase Swiss Franc	$18.7
Sell United States Dollars	$43.1
Sell Philippine Peso	$6.8

As of
(In millions)	December 26, 2020
Purchase South Korean Won	$35.4
Purchase Swiss Franc	$23.3
Sell United States Dollars	$79.9
Sell Euros	$16.8

Fair Value Measurement

Fair values of the Company's derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Derivatives designated as hedging instruments (in millions)	Balance sheet location	March 27, 2021	December 26, 2020
Derivative assets:
Foreign exchange contracts	Non-trade amounts receivable, net	$3.4	$4.3

Derivative liabilities:
Foreign exchange contracts	Accrued liabilities	$(3.6)	$(4.4)

The following table summarizes the impact on the results of operations for the first quarters of 2021 and 2020 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedged items
		13 weeks ended			13 weeks ended
		March 27, 2021	March 28, 2020		March 27, 2021	March 28, 2020
Foreign exchange contracts	Other (income) expense, net	$(7.2)	$(75.3)	Other (income) expense, net	$8.8	$75.3

The following table summarizes the impact of Company's hedging activities on comprehensive income:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain (loss) recognized in other comprehensive income on derivatives		Location of (loss) or gain reclassified from accumulated other comprehensive income into income	Amount of gain (loss) reclassified from accumulated other comprehensive income into income
	13 weeks ended			13 weeks ended
	March 27, 2021	March 28, 2020		March 27, 2021	March 28, 2020
Cash flow hedges:
Foreign exchange contracts	$—	$10.6	Cost of products sold	$—	$0.5

Net investment hedges:
Foreign exchange contracts	3.0	70.7
Euro denominated debt	2.3	1.8

The Company's theoretical credit risk for each foreign exchange contract is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be fully offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued gain or loss was recorded either in non-trade accounts receivable, net or accrued liabilities, depending upon the net position of the individual contracts. The gain or loss amounts change based upon the Company's outstanding exposure to fair value fluctuations. The Company has an accounting policy to present derivative assets and derivative liabilities on a gross basis. Including the effect of master netting arrangements that provide a right of offset upon default of the counterparty, the Company’s net derivative position amounts were:

	As of
(In millions)	March 27, 2021	December 26, 2020
Net derivative asset (liability)	$(0.2)	$(0.1)

Note 15: Deferred Revenue

Deferred revenue is recorded in the accrued liabilities line item in the Consolidated Balance Sheets. Deferred revenue balance, which was primarily related to payments received in advance for orders not yet shipped, was as follows:

	As of
(In millions)	March 27, 2021	December 26, 2020
Deferred revenue	$20.9	$14.1
Note 16: Debt

The debt portfolio consisted of:

	As of
(In millions)	March 27, 2021	December 26, 2020
Term loan	$241.0	$275.0
Credit agreement	451.1	423.3
Finance leases (a)	2.9	3.3
Unamortized debt issuance costs	(15.0)	(18.3)
Total debt	$680.0	$683.3

Current debt and finance lease obligations	$452.5	$424.7
Long-term debt and finance lease obligations	227.5	258.6
Total debt	$680.0	$683.3
____________________
(a)See Note 17: Leases for further details.

Term Loan

On December 3, 2020 (the “Closing Date”), Angelo, Gordon & Co., L.P. and JPMorgan Chase Bank, N.A. (the “Lenders”) and Alter Domus (US) LLC, as administrative agent and collateral agent, entered into the following term loan credit facilities with the Company and its affiliates:

•a secured term loan facility in an aggregate principal amount of $200.0 million with the Company as borrower (the “Parent Term Loan”); and
•a secured term loan facility in an aggregate principal amount of $75.0 million with Dart Industries, Inc. as borrower and the Company as borrower (the “Dart Term Loan” and, together with the Parent Term Loan, the “Term Loan”).

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

Interest is payable quarterly in arrears and on maturity. The Company has the option, to pay interest equal to either:

•the aggregate borrowing rate (“ABR”), determined by reference to the highest of:
a.the “United States Prime Lending Rate” published by The Wall Street Journal,
b.the federal funds effective rate from time to time plus 0.50% per annum, and
c.the one-month Eurodollar Rate, plus 1.00% per annum, which shall, regardless of rate used, be no less than 2.0% per annum, or
•a Eurodollar Rate for a specified period appearing on Reuters Screen LIBOR01 Page, which shall be no less than 1.00% per annum, in each case, plus an applicable margin.

The applicable margin is initially 7.75% per annum for ABR borrowings and 8.75% per annum for Eurodollar Rate borrowings, and in each case, from and after the delivery of the applicable financial statements for the first full fiscal quarter following the Closing Date, the applicable margin shall then be:

•for ABR borrowings, either:
a.7.75% per annum, if the consolidated leverage ratio is greater than 2.75 to 1.00 or
b.7.25% per annum, if the consolidated leverage ratio is less than or equal to 2.75 to 1.00 and
•for Eurodollar Rate borrowings, either:
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

On February 28, 2021 the Company made a payment of $34.0 million which reduced the Term Loan balance to $241.0 million as of March 27, 2021 from $275.0 million as of December 26, 2020. The Company expensed unamortized deferred debt issuance costs related to this prepayment in the loss on debt extinguishment line item. The loss on debt extinguishment was calculated as follows:

As of
(In millions)	March 27, 2021
Term loan retirement amount	$34.0
Less: Cash paid	34.0
Less: Costs incurred	2.1
Loss on debt extinguishment (pre-tax)	$(2.1)

Earnings (loss) per share from loss on debt extinguishment	$(0.04)

Credit Agreement

On March 29, 2019, the Company and its wholly owned subsidiaries, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated their multicurrency Credit Agreement (as further amended via an Amendment No. 1 dated August 28, 2019, the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the credit agreement dated September 11, 2013, and as amended (the “Old Credit Agreement”), and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed credit facility in an aggregate amount of $650.0 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50.0 million of the Facility Amount, and (iii) a swingline facility, available up to $100.0 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325.0 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million), subject to certain conditions. Total Credit Agreement borrowings included Euro dominated debt of $129.1 million and $160.3 million as of March 27, 2021 and December 26, 2020, respectively.

Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the LIBOR or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in United States Dollars with a maturity of one month plus 1.0 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in United States Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of March 27, 2021, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 188% basis points on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.

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

Period	Consolidated Leverage Ratio
From the second amendment effective date to and including June 27, 2020	5.75 to 1.00
September 26, 2020	5.25 to 1.00
December 26, 2020	4.50 to 1.00
March 27, 2021	4.00 to 1.00
June 26, 2021 and thereafter	3.75 to 1.00

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

At March 27, 2021, the Company had $222.2 million of unused lines of credit, including $180.7 million under the committed, secured Credit Agreement, and $41.5 million available under various uncommitted lines around the world.

Senior Notes

The Company had outstanding $600.0 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”) outstanding as of March 28, 2020. The Senior Notes were to mature on June 1, 2021. The Senior Notes were issued under an indenture (the “Indenture”), by and among the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor had granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor had granted a security interest in those certain “Tupperware” trademarks and service marks as well. The security interest may be released under certain customary circumstances specified in the Indenture. These customary circumstances include payment in full of principal of and premium, if any, and interest on the Senior Notes. The Indenture included, among others, covenants that limit the ability of the Company and its subsidiaries to (i) incur indebtedness secured by liens on certain real property, (ii) enter into certain sale and leaseback transactions, (iii) with respect to the Company only, consolidate or merge with another entity, or sell or transfer all or substantially all of its properties and assets and (iv) sell the capital stock of the Guarantor or sell or transfer all or substantially all of its assets or properties.

During the second, third, and fourth quarters of 2020 the Company retired its Senior Notes in the aggregate principal amount of $600.0 million through tender offers, open-market purchases, and redemption by using cash on hand and the proceeds from the Term Loan received in December 2020. The Company recognized a gain on debt extinguishment of $40.0 million, $9.9 million and loss on debt extinguishment of $9.7 million in the second, third, and fourth quarters of 2020, respectively.

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

Components of lease expense were as follows:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Operating lease costs:
Operating lease cost (a) (b)	$10.0	$11.8

Finance lease costs:
Amortization of right-of-use assets (a)	$0.2	$0.2
____________________
(a)    Included in selling, general and administrative expense and cost of products sold.
(b)     Includes $0.6 million and $0.4 million related to short-term rent expense and variable rent expense, respectively.

Supplemental cash flow information related to leases is as follows:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(9.9)	$(11.7)
Financing cash flows from finance leases	$(0.3)	$(0.3)

Leased assets obtained in exchange for new operating lease liabilities	$0.2	$7.5

Supplemental information related to leases is as follows:

	As of
(In millions, except lease term and discount rate)	March 27, 2021	December 26, 2020
Operating Leases:
Operating lease right-of-use assets	$93.4	$97.9

Accrued liabilities	$26.2	$26.5
Operating lease liabilities	67.5	70.1
Total Operating lease liabilities	$93.7	$96.6

Finance Leases:
Property, plant and equipment, at cost	$19.3	$19.7
Accumulated amortization	(12.1)	(12.2)
Property, plant and equipment, net	$7.2	$7.5

Current portion of finance lease obligations	$1.4	$1.4
Long-term finance lease obligations	1.5	1.9
Total Finance lease liabilities	$2.9	$3.3

Weighted average remaining lease term
Operating leases	5.3 years	5.4 years
Finance leases	2.2 years	2.4 years

Weighted average discount rate
Operating leases	5.5%	5.7%
Finance leases	5.1%	5.1%

Maturities of lease liabilities as of March 27, 2021 and December 26, 2020 were as follows:

	As of		As of
	March 27, 2021		December 26, 2020
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2021	$28.3	$1.2	$30.1	$1.6
2022	23.7	1.9	21.1	1.9
2023	16.9	—	14.8	—
2024	11.6	—	10.2	—
2025	7.4	—	6.9	—
Thereafter	30.9	—	30.8	—
Total undiscounted lease liability	$118.8	$3.1	$113.9	$3.5
Less imputed interest	(25.1)	(0.2)	(17.3)	(0.2)
Total	$93.7	$2.9	$96.6	$3.3

Note 18: Retirement Benefit Plans

Components of net periodic (benefit) cost for the first quarters ended March 27, 2021 and March 28, 2020 were as follows:

	Pension benefits		Post-retirement benefits
	13 weeks ended		13 weeks ended
(In millions)	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Service cost	$1.8	$2.1	$—	$—
Interest cost	0.9	1.1	0.1	0.1
Return on plan assets	(0.9)	(1.0)	—	—
Net amortization	0.6	0.7	(0.1)	(0.3)
Net periodic cost (benefit)	$2.4	$2.9	$—	$(0.2)

During the first quarters of 2021 and 2020, approximately $0.5 million and $0.4 million of pretax losses were reclassified from other comprehensive income to a component of net periodic (benefit) cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $0.6 million and $0.6 million related to the components of net periodic (benefit) cost, excluding service cost, in other expense in the first quarters of 2021 and 2020, respectively.

Note 19: Commitments and Contingencies

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

Kraft Foods, Inc., which was formerly affiliated with Premark International, Inc., the Company's former parent, has assumed any liabilities arising out of certain divested or discontinued businesses. The liabilities assumed include matters alleging product liability, environmental liability, and infringement of patents.

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. While the Company's motion to dismiss the complaint was granted on January 25, 2021, the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the amended complaint on April 2, 2021, and the Company expects the amended complaint to be fully briefed before the end of the second quarter of 2021. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

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

Leases

Lease costs for operating leases and approximate minimum rental commitments under non-cancelable operating leases are disclosed in Note 17: Leases to the Consolidated Financial Statements. Leases, including the minimum rental commitments for 2021 and 2022, primarily are for automobiles that generally have a lease term of 1 year to 4 years, with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight-line basis over the minimum lease terms. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 20: Fair Value Measurements

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, accrued liabilities, leased assets and liabilities, and short-term borrowings approximated their fair values at March 27, 2021 and December 26, 2020.

The fair value of the Term Loan is classified as a level 2 liability and is estimated using a market approach by comparing the Company’s debt with the secured debt of other companies that have a similar credit rating and debt amount.

The fair value of the Term Loan was as follows:

	As of		As of
	March 27, 2021		December 26, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$241.0	$241.0	$275.0	$275.0

See Note 14: Derivative Financial Instruments and Hedging Activities for discussion of the Company’s derivative financial instruments and related fair value measurements.

Note 21: Segment Information

The Company manufactures and distributes a broad portfolio of products, primarily through our Sales Force. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers, and distribution method.

The Company's reportable segments primarily sell design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. Europe (Europe, Africa and Middle East) also includes the Avroy Shlain brand name in South Africa and the Nutrimetics brand name in France, which sell beauty and personal care products. The Company sold the Avroy Shlain beauty business for net cash of $30.5 million in February 2021. Some units in Asia Pacific also sell beauty and personal care products under the NaturCare, Nutrimetics and Fuller brand names. North America also includes the Fuller Mexico beauty and personal care products business and sells products under the Fuller Cosmetics brand name in that unit and in Central America. South America also sells beauty products under the Fuller, Nutrimetics and Nuvo brand names. Worldwide sales of beauty and personal care products totaled $55.0 million and $53.6 million in the first quarters of 2021 and 2020, respectively.

Segment details were as follows:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Asia Pacific	$125.3	$120.4
Europe	126.9	105.7
North America	146.5	101.3
South America	61.6	48.5
Total net sales	$460.3	$375.9

Asia Pacific	$30.7	$17.3
Europe	32.5	2.5
North America	17.7	6.5
South America	11.6	3.0
Total segment profit	92.5	29.3

Unallocated expenses	20.5	23.9
Re-engineering charges (a)	3.1	3.9
(Gain) loss on disposal of assets	(8.7)	0.1
Interest expense	11.8	10.2
Interest income	(0.3)	(0.5)
Income (loss) before income taxes	$66.1	$(8.3)
____________________
(a)    See Note 5: Re-engineering Charges for further discussion.

Total identifiable assets by segment were:

	As of
(In millions)	March 27, 2021	December 26, 2020
Asia Pacific	$293.8	$290.6
Europe	260.3	276.7
North America	237.8	220.5
South America	113.0	112.8
Corporate	322.0	319.3
Total identifiable assets	$1,226.9	$1,219.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 27, 2021, compared with the 13 weeks ended March 28, 2020, and changes in financial condition during the 13 weeks ended March 27, 2021. This information should be read in conjunction with the Consolidated Financial Statements in Item 1. Financial Statements.

The Company primarily designs innovative, functional, and environmentally responsible products to help store, serve, and prepare food. The core of the Tupperware brand product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home, in addition to lines of cookware, knives, microwave products, microfiber textiles, water-filtration related items and an array of products for on-the-go consumers. Products are primarily sold directly to independent distributors, directors, managers and dealers (the “Sales Force”) throughout the world. Sales Force members purchase products at a discount from the Company and then sell them to their customers. Sales methods can differ based on the market. The Company is largely dependent upon the Sales Force and individuals to reach the end customer, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings, and operating cash flows. The Company’s primary business drivers are the activity, diversity and productivity of its independent sales organizations. In 2021, the Company continued to sell directly and/or through its Sales Force as well as to end consumers via the internet and through business-to-business transactions, in which it sells products to a partner company.

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

The net positive impact of COVID-19 on net sales in the first quarter of 2021 was due to positive impact in North America and South America, partially offset by negative impact in Asia Pacific and Europe where the Company continued to experience partial or country-wide lockdowns of operations in various markets which affected financial results and liquidity. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the second quarter of 2021 may also be impacted by COVID-19. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, availability and distribution of vaccines, additional and new variants of the virus, and how quickly and to what extent normal economic and operating conditions can resume.

Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the section titled Forward-Looking Statements in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Results of Operations

	13 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions, except per share amounts)	Mar 27, 2021	Mar 28, 2020	Amount	Percent		Amount	Percent
Net sales	$460.3	$375.9	$84.4	22%	$8.2	$76.2	20%
Gross margin as percent of sales	70.2%	65.5%	N/A	4.7 pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	54.2%	64.6%	N/A	(10.4) pp	N/A	N/A	N/A
Operating income (loss)	$79.5	$(0.7)	$80.2	+	$1.0	$79.2	+
Net income (loss)	$45.3	$(7.8)	$53.1	+	$(0.8)	$53.9	+
Diluted earnings (loss) per share	$0.85	$(0.16)	$1.01	+	$(0.02)	$1.03	+
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $460.3 million and $375.9 million in the first quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $76.2 million or 20 percent, primarily due to:

•Argentina from increase in Sales Force activity and higher inflation
•Brazil from increase in Sales Force activity
•Europe from increase in business-to-business sales
•Malaysia & Singapore, Tupperware Mexico, and the United States and Canada, driven by higher recruiting and a more active Sales Force
•increase in net sales due to net positive impact from COVID-19 in first quarter of 2021 versus net negative impact in the first quarter of 2020
•partially offset by lower sales in Asia Pacific, mainly in China from a net reduction in studio openings and lower productivity

The net positive impact to net sales in the first quarter of 2021 as a result of COVID-19 is estimated at 2 percent. The average impact of higher prices was approximately 6 percent in the first quarter of 2021.

The Company continues to monitor the effects of COVID-19 on its sales and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic. As a result of the pandemic, the Company has seen a rapid adoption of digital tools and techniques by its Sales Force, which allows them to reach and sell product solutions to more customers than ever before. Additionally, a positive consumer trend resulting from COVID-19 has been in the rise of more people cooking at home, and consumers concerned with food storage and food safety. This, along with new sales and marketing techniques, resulted in a 19 percent increase in the Company's core sales (defined as net sales excluding business-to-business sales) excluding foreign exchange impact as compared with the first quarter of 2020.

A more detailed discussion of the sales results by segment is included in the segment results section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed in Note 3: Promotional Costs to the Consolidated Financial Statements in Item 1. Financial Statements, the Company includes certain promotional costs in selling, general and administrative expense. As a result, the Company's net sales may not be comparable with other companies that treat these costs as a reduction of net sales.

Gross Margin

Gross margin was $323.3 million and $246.2 million in the first quarters of 2021 and 2020, respectively. Gross margin as a percentage of sales was 70.2 percent and 65.5 percent in the first quarters of 2021 and 2020, respectively. The improvement of 4.7 percentage points ("pp") is primarily due to:

•lower overall manufacturing costs
•lower inventory obsolescence costs in Europe and North America
•partially offset by higher resin costs in Asia, North America and South America

Selling, General and Administrative Expense

Selling, general and administrative expense was $249.4 million and $242.9 million in the first quarters of 2021 and 2020, respectively. Selling, general and administrative expense as a percentage of sales was 54.2 percent and 64.6 percent in the first quarters of 2021 and 2020, respectively. The 10.4pp decrease is primarily due to:

•enterprise award from the local government in China which was initially expected in the fourth quarter of 2020
•lower regional operating costs in Europe driven by organizational realignment actions in 2020
•lower promotional expenses reflecting the benefits from implementation of right-sizing initiatives related to the Turnaround Plan and cancellation of certain events and travel due to COVID-19, primarily in China, Iberia, Italy, Mexico and the United States and Canada
•lower selling expenses mainly from lower bad debt expense, primarily in France and Germany
•partially offset by higher distribution costs, primarily in the United States and Canada

The Company segregates selling, general and administrative expense into allocated and unallocated expenses based upon the estimated time spent managing segment operations. The allocated expenses are then apportioned on a local currency basis to each segment based primarily upon segment net sales. The unallocated expenses reflect amounts unrelated to segment operations. Selling, general and administrative expense to be allocated is determined at the beginning of the year based upon estimated expenditures.

Total unallocated expenses decreased $3.4 million in the first quarters of 2021 and 2020, respectively, primarily due to:

•absence of fees for professional services firms supporting the Turnaround Plan efforts and CEO transition costs
•partially offset by a pre-tax loss on debt extinguishment of $2.1 million and higher expenses for management incentives

As discussed in Note 2: Shipping and Handling Costs to the Consolidated Financial Statements in Item 1. Financial Statements, the Company includes distribution costs of its products in selling, general and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies which include this expense in cost of products sold.

Re-engineering Charges

Re-engineering charges were $3.1 million and $3.9 million in the first quarters of 2021 and 2020, respectively. The multi-year decline in revenue and the evaluation of the Company's operating structure has led to actions designed to reduce costs, improve operating efficiency and otherwise turnaround the business. These actions often result in re-engineering charges related to headcount reductions and to facility down-sizing and closure, other costs that may be necessary in light of the revised operating landscape include structural changes impacting how the Company's Sales Force operates, as well as related asset write-downs. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts. These re-engineering charges were mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the “Turnaround Plan”).

The re-engineering charges were:

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Turnaround plan	$1.6	$3.3
Other	1.5	0.6
Total re-engineering charges	$3.1	$3.9

The key elements of the Turnaround Plan include: increasing the Company's right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. The Turnaround Plan charges primarily related to severance costs and outside consulting services. The Company expects to incur $10.0 million to $15.0 million of additional Turnaround Plan charges in 2021.

Refer to Note 5: Re-engineering Charges to the Consolidated Financial Statements in Item 1. Financial Statements for further information.

(Gain) Loss on Disposal of Assets

(Gain) loss on disposal of assets was a gain of $8.7 million and loss of $0.1 million in the first quarters of 2021 and 2020, respectively. The gain in the first quarter of 2021 was related to the sale of a manufacturing plant in France and the sale of the Avroy Shlain business.

Loss on Debt Extinguishment

Loss on debt extinguishment was $2.1 million and $0.0 million in the first quarters of 2021 and 2020, respectively. On February 28, 2021 the Company made a payment of $34.0 million which reduced the Term Loan balance to $241.0 million as of March 27, 2021 from $275.0 million as of December 26, 2020. This resulted in a loss on debt extinguishment of $2.1 million in the in the first quarter of 2021.

Interest Expense

Interest expense was $11.8 million and $10.2 million in the first quarters of 2021 and 2020, respectively. The increase in interest expense is related to higher amortization expense for the Term Loan unamortized debt issuance costs.

Interest Income

Interest income was $0.3 million and $0.5 million in the first quarters of 2021 and 2020, respectively. Interest income is related to the interest earned on the Company's cash balances.

Other (Income) expense, net

Other (income) expense, net was income of $0.2 million and $2.1 million in the first quarters of 2021 and 2020, respectively. The Company records foreign currency translation impacts and pension costs in this line item.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes was a provision of $20.8 million and a benefit of $0.5 million in the first quarters of 2021 and 2020, respectively. The effective tax rate was 31.5 percent and 6.0 percent in the first quarters of 2021 and 2020, respectively. The change in the effective tax rate in the first quarters of 2021 and 2020, respectively, was primarily due to:

•an increase in profitability for the first quarter ended March 27, 2021 as compared to the same period last year, due to the Company’s turnaround efforts
•a favorable jurisdictional mix of earnings
•partially offset by losses in the United States that currently have no tax benefit, and an unfavorable adjustment related to a continued limitation of interest expense deductions requiring a valuation allowance

Refer to Note 6: Income Taxes to the Consolidated Financial Statements in Item 1. Financial Statements for further information.

Net Income (Loss)

Net income (loss) was income of $45.3 million and a loss of $7.8 million in the first quarters of 2021 and 2020, respectively. See above discussion for the main drivers of changes in net income (loss). A more detailed discussion of the results by segment is included in the segment results section below.

Segment Results

International operations generated 89.5 percent and 92.2 percent of sales in the first quarters of 2021 and 2020, respectively. These units generated 98.4 percent and 104.6 percent of segment profit in the first quarters of 2021 and 2020, respectively. The sale of beauty products generated 11.9 percent and 14.3 percent of sales in the first quarters of 2021 and 2020, respectively.

The Company continues focusing on its core business while considering strategic alternatives for non-core assets, including potential divestitures of its beauty and personal care products businesses. During 2020, the beauty businesses in total generated $233.9 million in net sales and $15.4 million in operating income. The Company sold the Avroy Shlain beauty business for net cash of $30.5 million in February 2021. In 2021, the Company will continue its efforts to divest non-core assets, including its remaining beauty businesses.

See segment results discussion below for COVID-19 impact on each segment's net sales and profit in the first quarter of 2021. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the second quarter of 2021 may also be impacted by COVID-19. The Company continues to monitor the effects of COVID-19 on its segment net sales and profit and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic.

Asia Pacific

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Mar 27, 2021	Mar 28, 2020	Amount	Percent		Amount	Percent	Mar 27, 2021	Mar 28, 2020
Net sales	$125.3	$120.4	$4.9	4%	$8.1	$(3.2)	(2)%	27%	32%
Segment profit	$30.7	$17.3	$13.4	78%	$0.9	$12.5	69%	33%	59%
Segment profit as percent of net sales	24.5%	14.4%	N/A	10.1 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $125.3 million and $120.4 million in the first quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales decreased $3.2 million or 2 percent, primarily due to:

•China, from a net reduction in studio openings, lower productivity from a shift to mid-priced products from premium priced products due to lower consumer spending trends
•Indonesia, mainly from disruption of Sales Force activities and lower consumer spending, negatively impacted by COVID-19
•partially offset by Australia and New Zealand, mainly from a more active Sales Force and the use of digital tools, and Malaysia & Singapore, mainly from higher recruiting and a more active Sales Force

The COVID-19 impact to net sales is estimated at negative 1 percent in the first quarter of 2021. The average impact of higher prices was approximately 7 percent in the first quarter compared with 2020.

Segment profit was $30.7 million and $17.3 million in the first quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit increased $12.5 million, primarily due to:

•ongoing benefits from the implementation of right-sizing initiatives related to the Turnaround Plan and lower promotional spending reflecting cancellation of certain events and travel due to COVID-19
•China, from an enterprise award from local government which was initially expected in the fourth quarter of 2020
•impact from higher sales volume, mainly from Malaysia & Singapore

The Chinese Renminbi had the most meaningful impact on the first quarter 2021 net sales and profit comparisons.

Europe

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Mar 27, 2021	Mar 28, 2020	Amount	Percent		Amount	Percent	Mar 27, 2021	Mar 28, 2020
Net sales	$126.9	$105.7	$21.2	20%	$7.1	$14.1	12%	28%	28%
Segment profit	$32.5	$2.5	$30.0	+	$—	$30.0	+	35%	9%
Segment profit as percent of net sales	25.6%	2.4%	N/A	23.2 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $126.9 million and $105.7 million in the first quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $14.1 million or 12 percent, primarily due to:

•Commonwealth of Independent States, from increased Sales Force activity and expansion of studio channel
•Germany and Iberia, reflecting higher recruiting, increased Sales Force activity, and the use of digital tools
•Italy, from higher business-to-business sales

The COVID-19 impact to net sales is estimated at negative 3 percent in the first quarter of 2021. The average impact of higher prices was approximately 7 percent in the first quarter compared with 2020.

Segment profit was $32.5 million and $2.5 million in the first quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit increased $30.0 million, primarily due to:

•impact from higher sales volume
•ongoing benefits from the implementation of right-sizing initiatives related to the Turnaround Plan and lower promotional spending reflecting cancellation of certain events and travel due to COVID-19
•Germany and France, from lower bad debt expense

The Euro had the most meaningful impact on the first quarter 2021 net sales and profit comparisons.

North America

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Mar 27, 2021	Mar 28, 2020	Amount	Percent		Amount	Percent	Mar 27, 2021	Mar 28, 2020
Net sales	$146.5	$101.3	$45.2	45%	$1.3	$43.9	43%	32%	27%
Segment profit	$17.7	$6.5	$11.2	+	$0.3	$10.9	+	19%	22%
Segment profit as percent of net sales	12.1%	6.4%	N/A	5.7 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $146.5 million and $101.3 million in the first quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $43.9 million or 43 percent, primarily due to:

•Fuller Mexico and Tupperware Mexico, from higher recruiting and Sales Force activity
•the United States and Canada, reflecting higher recruiting, increased activity, and leveraging of digital tools

The COVID-19 impact to net sales is estimated at positive 11 percent in the first quarter of 2021. The average impact of higher prices was approximately 2 percent in the first quarter compared with 2020.

Segment profit was $17.7 million and $6.5 million in the first quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit increased $10.9 million, primarily due to:

•Fuller Mexico, Tupperware Mexico, and the United States and Canada, from higher sales volume and higher gross margin
•ongoing benefits from the implementation of right-sizing initiatives related to the Turnaround Plan and lower promotional spending reflecting cancellation of certain events and travel due to COVID-19
•partially offset by higher distribution costs in the United States and Canada, reflecting an increase in the number of orders shipped, a change in order profile, and freight surcharges

The Canadian Dollar had the most meaningful impact on the first quarter 2021 net sales and profit comparisons.

South America

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Mar 27, 2021	Mar 28, 2020	Amount	Percent		Amount	Percent	Mar 27, 2021	Mar 28, 2020
Net sales	$61.6	$48.5	$13.1	27%	$(8.3)	$21.4	53%	13%	13%
Segment profit	$11.6	$3.0	$8.6	+	$(0.3)	$8.9	+	13%	10%
Segment profit as percent of net sales	18.8%	6.2%	N/A	12.6 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $61.6 million and $48.5 million in the first quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $21.4 million or 53 percent, primarily due to:

•Argentina, from increased Sales Force activity, including from higher prices due to inflation
•Brazil, reflecting higher Sales Force activity and the use of digital tools

The COVID-19 impact to net sales is estimated at positive 2 percent in the first quarter of 2021. The average impact of higher prices was approximately 9 percent in the first quarter compared with 2020.

Segment profit was $11.6 million and $3.0 million in the first quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit increased $8.9 million, primarily due to:

•Argentina, from higher sales volume and higher gross margin
•Brazil, reflecting higher sales volume
•ongoing benefits from the implementation of right-sizing initiatives related to the Turnaround Plan and lower promotional spending reflecting cancellation of certain events and travel due to COVID-19

The Brazilian Real had the most meaningful impact on the first quarter 2021 net sales and profit comparisons.

Financial Condition

Liquidity and Capital Resources

The Company's net working capital position increased by $46.0 million compared with the end of 2020. Excluding foreign exchange impact, net working capital increased $36.8 million, primarily reflecting:

•a $31.7 increase in inventory due to changes in net sales and timing of inventory shipments
•a $11.6 increase in non-trade amounts receivable, net due to higher value added tax balances in Mexico and the Philippines and the expected receipt of value added tax on the sale of a manufacturing plant in France
•a $21.9 decrease in accounts payable due to due to timing of payments
•partially offset by a $24.3 million increase in current debt and finance lease obligations due to an increase in borrowings under the Credit Agreement

On February 26, 2020, S&P downgraded the Company’s credit rating from BB+ to B and placed all of its ratings on Credit Watch with negative implication. On February 27, 2020 Moody’s downgraded the Company’s credit rating from Baa3 to B1. Subsequent to those dates, the Company’s credit ratings have changed further by S&P and Moody’s, with S&P’s rating of the Company currently at B with a positive outlook, and Moody’s rating of the Company currently at B3 with a stable outlook. If the Company faces downgrades in its credit rating, the Company could also experience further strains on its liquidity and capital resources, higher cost of capital and decreased access to capital markets.

Debt Summary

The debt portfolio consisted of:

	As of
(In millions)	March 27, 2021	December 26, 2020
Term loan	$241.0	$275.0
Credit agreement	451.1	423.3
Finance leases (a)	2.9	3.3
Unamortized debt issuance costs	(15.0)	(18.3)
Total debt	$680.0	$683.3

Current debt and finance lease obligations	$452.5	$424.7
Long-term debt and finance lease obligations	227.5	258.6
Total debt	$680.0	$683.3
____________________
(a)See Note 17: Leases for further details.

Term Loan

On December 3, 2020 (the “Closing Date”), Angelo, Gordon & Co., L.P. and JPMorgan Chase Bank, N.A. (the “Lenders”) and Alter Domus (US) LLC, as administrative agent and collateral agent, entered into the following term loan credit facilities with the Company and its affiliates:

•a secured term loan facility in an aggregate principal amount of $200.0 million with the Company as borrower (the “Parent Term Loan”); and
•a secured term loan facility in an aggregate principal amount of $75.0 million with Dart Industries, Inc. as borrower and the Company as borrower (the “Dart Term Loan” and, together with the Parent Term Loan, the “Term Loan”).

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

Interest is payable quarterly in arrears and on maturity. The Company has the option, to pay interest equal to either:

•the aggregate borrowing rate (“ABR”), determined by reference to the highest of:
a.the “United States Prime Lending Rate” published by The Wall Street Journal,
b.the federal funds effective rate from time to time plus 0.50% per annum, and
c.the one-month Eurodollar Rate, plus 1.00% per annum, which shall, regardless of rate used, be no less than 2.0% per annum, or
•a Eurodollar Rate for a specified period appearing on Reuters Screen LIBOR01 Page, which shall be no less than 1.00% per annum, in each case, plus an applicable margin.

The applicable margin is initially 7.75% per annum for ABR borrowings and 8.75% per annum for Eurodollar Rate borrowings, and in each case, from and after the delivery of the applicable financial statements for the first full fiscal quarter following the Closing Date, the applicable margin shall then be:

•for ABR borrowings, either:
a.7.75% per annum, if the consolidated leverage ratio is greater than 2.75 to 1.00 or
b.7.25% per annum, if the consolidated leverage ratio is less than or equal to 2.75 to 1.00 and
•for Eurodollar Rate borrowings, either:
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

On February 28, 2021 the Company made a payment of $34.0 million which reduced the Term Loan balance to $241.0 million as of March 27, 2021 from $275.0 million as of December 26, 2020. The Company expensed unamortized deferred debt issuance costs related to this prepayment in the loss on debt extinguishment line item. The loss on debt extinguishment was calculated as follows:

As of
(In millions)	March 27, 2021
Term loan retirement amount	$34.0
Less: Cash paid	34.0
Less: Costs incurred	2.1
Loss on debt extinguishment (pre-tax)	$(2.1)

Earnings (loss) per share from loss on debt extinguishment	$(0.04)

Credit Agreement

On March 29, 2019, the Company and its wholly owned subsidiaries, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated their multicurrency Credit Agreement (as further amended via an Amendment No. 1 dated August 28, 2019, the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities,

LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the credit agreement dated September 11, 2013, and as amended (the “Old Credit Agreement”), and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed credit facility in an aggregate amount of $650.0 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50.0 million of the Facility Amount, and (iii) a swingline facility, available up to $100.0 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325.0 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million), subject to certain conditions. Total Credit Agreement borrowings included Euro dominated debt of $129.1 million and $160.3 million as of March 27, 2021 and December 26, 2020, respectively.

Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the LIBOR or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in United States Dollars with a maturity of one month plus 1.0 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in United States Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of March 27, 2021, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 188 basis points on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.

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

Period	Consolidated Leverage Ratio
From the second amendment effective date to and including June 27, 2020	5.75 to 1.00
September 26, 2020	5.25 to 1.00
December 26, 2020	4.50 to 1.00
March 27, 2021	4.00 to 1.00
June 26, 2021 and thereafter	3.75 to 1.00

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

At March 27, 2021, the Company had $222.2 million of unused lines of credit, including $180.7 million under the committed, secured Credit Agreement, and $41.5 million available under various uncommitted lines around the world.

Senior Notes

The Company had outstanding $600.0 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”) outstanding as of March 28, 2020. The Senior Notes were to mature on June 1, 2021. The Senior Notes were issued under an indenture (the “Indenture”), by and among the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor had granted a security interest in certain “Tupperware” trademarks and service marks. As security for its obligations under the guarantee of the Credit Agreement, the Guarantor had granted a security interest in those certain “Tupperware” trademarks and service marks as well. The security interest may be released under certain customary circumstances specified in the Indenture. These customary circumstances include payment in full of principal of and premium, if any, and interest on the Senior Notes. The Indenture included, among others, covenants that limit the ability of the Company and its subsidiaries to (i) incur indebtedness secured by liens on certain real property, (ii) enter into certain sale and leaseback transactions, (iii) with respect to the Company only, consolidate or merge with another entity, or sell or transfer all or substantially all of its properties and assets and (iv) sell the capital stock of the Guarantor or sell or transfer all or substantially all of its assets or properties.

During the second, third, and fourth quarters of 2020 the Company retired its Senior Notes in the aggregate principal amount of $600.0 million through tender offers, open-market purchases, and redemption by using cash on hand and the proceeds from the Term Loan received in December 2020. The Company recognized a gain on debt extinguishment of $40.0 million, $9.9 million and loss on debt extinguishment of $9.7 million in the second, third, and fourth quarters of 2020, respectively.

Cash

The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes a cash and cash equivalents balance of $154.8 million as of March 27, 2021, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents balance as of March 27, 2021 includes $154.2 million held by foreign subsidiaries. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than deferred tax liability of $12.9 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no United States federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.

The Company’s most significant foreign currency exposures include:

•Brazilian Real
•Chinese Renminbi
•Indonesian Rupiah
•Malaysian Ringgit
•Mexican Peso
•South African Rand

Business units in which the Company generated at least $100.0 million of sales in 2020 included:

•Brazil
•China
•Fuller Mexico
•Tupperware Mexico
•the United States and Canada

A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the additions to and retention and activity of the Company’s independent Sales Force or the success of new products, promotional programs, and/or changes in Sales Force compensation programs. See also Item 1A. Risk Factors.

Cash Flow Activity

	13 weeks ended
(In millions)	March 27, 2021	March 28, 2020
Net cash used in operating activities	$(13.6)	$(47.0)
Net cash provided by (used in) investing activities	$33.0	$(7.7)
Net cash provided by (used in) financing activities	$(3.1)	$119.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(4.1)	$(12.4)
Net change in cash, cash equivalents and restricted cash	$12.2	$51.9

Operating Activities

Net cash from operating activities was an outflow of $13.6 million and an outflow of $47.0 million in the year-to-date period ended March 27, 2021 and March 28, 2020, respectively. The net favorable comparison was primarily due to:

•a favorable impact from higher segment profit
•change in deferred taxes
•partially offset by an increase in inventory to support higher sales volume

Investing Activities

During the year-to-date period ended March 27, 2021, the Company had $7.4 million of capital expenditures primarily consisting of:

•$3.7 million related to molds used in the manufacturing of products
•$2.9 million related to machinery and equipment
•$0.6 million related to global information technology projects
•$0.2 million related to buildings and improvement including land development near the Company headquarters in Orlando, Florida

During the year-to-date period ended March 27, 2021, the Company had $40.4 million proceeds from the sale of long-term assets primarily consisting of:

•$30.5 million from the sale of Avroy Shlain business
•$9.4 million from the sale of a manufacturing plant in France

During the year-to-date period ended March 28, 2020, the Company had $8.2 million of capital expenditures primarily consisting of:

•$3.6 million related to global information technology projects
•$2.7 million related to molds used in the manufacturing of products
•$1.7 million related to buildings and improvements, and other machinery and equipment
•$0.2 million primarily related to land development near the Company headquarters in Orlando, Florida

During the year-to-date period ended March 28, 2020, the Company had $0.5 million proceeds from the sale of long-term assets.

Financing Activities

During the year-to-date period ended March 27, 2021, the Company had $3.1 million of outflow primarily consisting of:

•$34.0 million outflow related to repayments for the Term Loan
•partially offset by $32.4 million inflow related to short term debt

During the year-to-date period ended March 28, 2020, the Company had $119.0 million of inflow primarily related to $121.0 million increase in short term debt.

Dividends

The Company suspended its dividend beginning in the fourth quarter of 2019.

Stock Repurchases

Open market stock repurchases by the Company were permitted under an authorization that ran through February 1, 2020 and allowed up to $2.0 billion to be spent and was not extended. No stock repurchases were done after 2018. Since 2007, the Company has spent $1.39 billion to repurchase 23.8 million shares under this program.

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period ended March 27, 2021 and March 28, 2020, 44,999 and 1,127 shares were retained to fund withholding taxes, totaling $1.4 million and $0.0 million, respectively.

New Pronouncements

Refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 1. Financial Statements for further information.

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

Interest Rate Risk

Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of four different base rates, plus an applicable spread. The Company generally selects LIBOR as its base rate. As of March 27, 2021, the Company had a weighted average interest rate of 2.0 percent with a base rate spread of 188 basis points on its United States Dollar and Euro denominated LIBOR/EURIBOR-based borrowings under the Credit Agreement.

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

As of March 27, 2021, the Company had total borrowings of $451.1 million outstanding under its Credit Agreement, with $129.1 million denominated in Euro. If short-term interest rates varied by 10 percent, which in the Company’s case would mean short duration United States Dollar and Euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

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

While the Company’s derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges was an outflow of $3.1 million and an outflow of $1.9 million, in the first quarters of 2021 and 2020, respectively.

The United States Dollar equivalent of the Company’s most significant net open forward contracts as of March 27, 2021 were to buy South Korean Won worth $11.5 million, Swiss Franc worth $18.7 million and to sell United States Dollars worth $43.1 million and Philippine Peso worth $6.8 million. In agreements to sell foreign currencies in exchange for United States Dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for United States Dollars. The notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of March 27, 2021, the Company had a net derivative liability of $0.2 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company’s cash flow upon the settlement of its forward contracts.

A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-United States Dollar currencies. The Company continuously monitors its foreign currency exposure and expects to enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company’s hedging activities for foreign currency in Note 14: Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements in Item 1. Financial Statements.

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

Commodity Price Risk

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Company products, and the Company estimates that 2021 cost of sales will include approximately $147.8 million for the cost of resin in the Tupperware brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, the Company estimates that a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by approximately $14.8 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.

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

Forward-Looking Statements

Certain statements made or incorporated by reference in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not based on historical facts or information are forward-looking statements. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future tense or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the SEC or, with respect to any documents or statements incorporated by reference, on the then current plans and expectations at the time such document was filed with the SEC, or statement was made. Such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in forward-looking statements. Except as required by law, and as outlined below the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. Such risks and uncertainties include, among others, the following:

•successful recruitment, retention and productivity levels of the Company’s independent Sales Force;
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
•the Company’s access to, and the costs of, financing and the potential that banks with which the Company maintains lines of credit may be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company’s Credit Agreement and Term Loan; the Company’s ability to comply with, or further amend, financial covenants under its credit agreements and its ability to repay or refinance the debt outstanding under its Credit Agreement or Term Loan and take other actions to address its capital structure, as well as potential downgrades to the Company’s credit ratings; the absence of foreign exchange lines of credit;
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
•the ability to ship product to customers on a timely basis, including because of delays caused by the Company's supply chain;
•the ability to sustain the same level of growth in sales and net income that the Company recorded in prior periods;
•other risks discussed in Part I, Item 1A, Risk Factors, of the Company’s 2020 Form 10-K, as well as the Company’s Consolidated Financial Statements, Notes to Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company’s other filings with the SEC.
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

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act.

Remediation

As previously described in Part II, Item 9A of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2020, we began implementing a remediation plan to address the material weakness mentioned above. The Company is fully committed to maintaining a strong internal control environment. In response to the identified material weakness and with the oversight of the Audit Committee of the Board of Directors, the Company is taking comprehensive actions to remediate the material weakness in internal control over financial reporting. During the first quarter, these actions include the creation of a project team to oversee the remediation of the material weakness and the initiation of an independent assessment of the user access controls and privileged access to the financial applications at Tupperware Mexico. As the Company’s management continues to remediate the material weakness, the Company will take additional measures to address these control deficiencies, or may modify some of the remediation measures to improve the design and/or operating effectiveness of those measures. This material weakness will not be considered remediated until the applicable remediated controls are designed, implemented, and operating effectively for a sufficient period of time.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. While the Company's motion to dismiss the complaint was granted on January 25, 2021, the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the amended complaint on April 2, 2021, and the Company expects the amended complaint to be fully briefed before the end of the second quarter of 2021. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 26, 2020, which could materially affect the Company's business, financial condition or future results. The risks described in this report and in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

Item 5. Other Information

On May 4, 2021, the Company's board of directors adopted an amendment to the Company's by-laws (as so amended, the “By-laws”), to adopt the title of Chair in place of Chairman and to include gender-neutral language in the By-laws.

Effective May 4, 2021, the employment of William J. Wright, Executive Vice President, Product Innovation, has terminated, and the Company has restructured its product innovation function to eliminate this role. Mr. Wright is entitled to receive benefits in accordance with Article III of the Tupperware Brands Corporation Executive Severance Pay Plan, dated November 16, 2020, previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 10, 2021.

Item 6. Exhibits
(a) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Registrant as amended May 4, 2021*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer**

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer**

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.
** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Cassandra Harris
Cassandra Harris
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

By:	/s/ Madeline Otero
Madeline Otero
Sr. Vice President, Finance & Accounting (Principal Accounting Officer)
Orlando, Florida
May 5, 2021