Form 10-K/A
period 2020-12-26
TUPPERWARE BRANDS CORP
filed 2021-08-05
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

In this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amended Filing”) for the year ended December 26, 2020, Tupperware Brands Corporation (the “Company”) is amending the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021 (the “Original Filing”) to (i) reflect an update to the disclosure on management’s assessment of internal controls over financial reporting in Item 9A, (ii) update Item 8 to reflect the reissued “Report of Independent Registered Public Accounting Firm” of PricewaterhouseCoopers LLP, (iii) correct the Out-of-Period Misstatements disclosure in Item 8, Footnote 1, (iv) update the Company’s "Operational Risk" risk factor in Item 1A, and (v) update the Company’s Legal Proceedings disclosure in Item 3. These updates are a result of identifying additional material weaknesses in the Company’s internal control over financial reporting related to the control environment at its Mexico operations and that there was override by local management of certain internal controls at the Fuller Mexico location, and are being made in connection with the Company preparing for, and responding to, ongoing inquiries from the SEC regarding the Company’s Fuller Mexico and Tupperware Mexico locations (the “Mexico operations”). Management has evaluated the impact of the newly identified misstatements, both individually and in aggregate with all other previously identified prior period misstatements, and has confirmed its prior conclusion that its previously issued financial statements were not materially misstated. In addition, this Amended Filing includes information about an ongoing SEC inquiry into related issues. Except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), an updated report and consent of the independent registered public accounting firm (and related amendment to the Exhibit Index to reflect the addition of such certifications and consent), and as required to reflect the change in Item 9A, this Amended Filing speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in the Company’s Original Filing. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the SEC subsequent to the Original Filing.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of amended Part II, Item 8, Part II, Item 9A, and Part IV, Item 15 of the Original Filing in this Amendment No. 1. There have been no changes to the text of Part II, Item 8, Part II, Item 9A or Part IV, Item 15 other than the changes stated in the immediately preceding paragraph.

The only change to the consolidated financial statements was the correction of the Out-of-Period Misstatements disclosure in Note 1: Summary of Significant Accounting Policies.

PART I
Item 1A. Risk Factors.
There are inherent risks and uncertainties associated with the Company that could adversely affect its business, financial condition or results of operations. Set forth below are descriptions of those risks and uncertainties that the Company currently believes to be material, but the risks and uncertainties described below are not the only ones that could adversely affect the Company. Other events that the Company does not currently anticipate or that the Company currently deems immaterial also may affect its business, financial condition, or results of operations. Before making an investment in the Company’s securities, investors should carefully consider the risk factors discussed below, together with the other information in this Report, including the section entitled Forward-Looking Statements in the Originally Filed Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the other reports and materials filed by the Company with the SEC.

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of incorrect or unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, unplanned interruptions in service and vendors that do not perform in accordance with their contractual agreements. Certain of these types of activities were identified in the course of the Company’s review of its Mexico operations. Over the past year, the Company, with the help of external legal and accounting resources, has investigated matters at its Mexico operations primarily regarding the accounting for net sales, accounts receivable, inventories, and accrued liabilities.

The United States Securities and Exchange Commission (“SEC”) is conducting an inquiry into the Company’s accounting practices relating to its Mexico operations. The Company is fully cooperating with this SEC inquiry. As it is ongoing, the Company is unable to predict how long the inquiry will continue or whether, at its conclusion, the SEC will bring an enforcement action against the Company and, if it does, what fines or other remedies it may seek. Furthermore, publicity surrounding the inquiry or any enforcement action that may result from it could have an adverse impact on the Company’s reputation, business, financial condition, results of operations and cash flows.

The risk of operational loss also includes other potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. The Company must comply with a number of legal and regulatory requirements, including those under the Sarbanes-Oxley Act of 2002, as amended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in Item 9A. Controls and Procedures, the Company concluded that its internal control over financial reporting was ineffective as of December 26, 2020 due to material weaknesses in internal control over financial reporting related to the control environment at the Fuller Mexico operations and Tupperware Mexico operations, due to override by local management of certain internal controls, which aggregate to a material weakness in the control environment at the Mexico operations as of December 26, 2020.

As further described in Item 9A. Controls and Procedures, the Company is implementing remedial measures and, while there can be no assurance that its efforts will be successful, the Company expects to remediate the material weaknesses prior to the end of fiscal year 2021. If the Company is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting, the ability to record, process and report financial information accurately, and within required time periods, could be adversely affected. This could subject the Company to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in the Company’s financial statements and adversely impact its stock price. Furthermore, until the Company successfully remediates the material weaknesses, it is reasonably possible that the material weaknesses could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. See Item 9A: Controls and Procedures for further discussion on these material weaknesses.

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

Furthermore, as discussed in Item 9A. Controls and Procedures of Part II of this report, the Company has concluded that there are material weaknesses in internal control over financial reporting relating to the Company’s Tupperware Mexico and Fuller Mexico locations as of December 26, 2020. The SEC is conducting an inquiry into the Company’s accounting practices with respect to the Mexico operations. The SEC has requested and is continuing to request documents and other information relating to these matters. The Company is cooperating with the SEC and cannot predict the scope, duration, or eventual outcome of the inquiry at this time. See Operational Risk risk factor for further discussion on the material weaknesses.

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

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the second motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the second motion to dismiss in the putative stockholder class action. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

As further discussed in Item 9A. Controls and Procedures of Part II of this report, the Company has concluded that there were and are material weaknesses in internal control over financial reporting relating to the Company’s Tupperware Mexico and Fuller Mexico locations, which aggregate to a material weakness related to the control environment at the Mexico operations as of December 26, 2020. The SEC is conducting an inquiry into the Company’s accounting practices with respect to the Mexico operations. The SEC has requested and is continuing to request documents and other information relating to these matters. The Company is cooperating with the SEC and cannot predict the eventual scope, duration, or outcome of the inquiry at this time.

PART II
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

See accompanying notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. The Company prepared the Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. The Company’s fiscal year ends on the last Saturday of December and included 52 weeks during 2020, 2019 and 2018.

Out-of-Period Misstatements

As previously disclosed, the Company, with the help of external legal and accounting resources, has investigated accounting matters at both its Fuller Mexico and Tupperware Mexico locations (collectively, “Mexico operations”).

Subsequent to the original issuance of the Company’s Form 10-K for the year ended December 26, 2020, and in connection with preparing for, and responding to, ongoing inquiries from the SEC regarding the Company’s Mexico operations, the Company determined that it should not have concluded that certain accounts receivable reserves recognized in 2019 were changes in estimate. New facts, information, and data, that were first understood by management during the second quarter of 2021, resulted in management reassessing such 2019 accounts receivable reserve adjustments and concluding that $5.1 million of such reserve adjustments were not changes in estimate but were instead corrections of misstatements resulting from prior period misconduct by Fuller Mexico employees. In connection with such analysis, the Company also determined that there were other immaterial out-of-period misstatements resulting from misconduct that had previously been considered changes in estimates in 2019.

Management has evaluated the impact of these newly identified misstatements, both individually and in aggregate with all other previously identified prior period misstatements, and has confirmed its prior conclusion that its previously issued financial statements were not materially misstated.

However, management did conclude that its disclosure in the Company’s 2020 Form 10-K as originally filed on March 10, 2021, regarding the amounts and nature of out-of-period misstatements, were incorrect. Accordingly, the Company is correcting such disclosures, with the corrected disclosures presented as follows:

During 2021, 2020 and 2019, the Company determined that there were misstatements of its net sales, accounts receivable, inventories, and accrued liabilities within its previously issued annual and interim financial statements, resulting from the override of certain controls by management at the Company’s Tupperware Mexico operations and from the misconduct of Fuller Mexico employees. The correction of prior period misstatements related to Tupperware Mexico and Fuller Mexico, as detailed below, resulted from the misconduct at such locations. In addition, the Company has also corrected for other immaterial prior period misstatements as out-of-period corrections in the period of identification, including out-of-period corrections relating to the Company’s tax provision, as noted below:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019	December 29, 2018	Prior Years
Tupperware Mexico	$(3.2)	$2.4	$0.5	$0.3
Fuller Mexico	(0.1)	(5.8)	2.9	3.0
Others	(0.9)	0.3	0.6	—
Pre-tax over (under) misstatement	(4.2)	(3.1)	4.0	3.3

Tax-effect of above misstatements	1.3	0.9	(1.2)	(1.0)
Other income tax misstatements	(1.6)	3.0	(1.4)	—
Total tax impact	(0.3)	3.9	(2.6)	(1.0)

Net income over (under) misstatement	$(4.5)	$0.8	$1.4	$2.3

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

The Company has a foreign subsidiary which receives a tax holiday that expired at the beginning of 2020. The net benefit of this and other previous tax holidays was:

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

Segment details were as follows:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the control environment at the Company’s Mexico operations; specifically, with respect to information technology general controls, the Company did not maintain effective user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications and data to appropriate Company personnel at Tupperware Mexico; and there was override by local management of certain internal controls at the Tupperware Mexico and Fuller Mexico locations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 26, 2020 because of the material weakness related to the control environment at the Company’s Tupperware Mexico location; specifically, with respect to information technology general controls, the Company did not maintain effective user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications and data to appropriate Company personnel; and there was override by local management of certain internal controls at the Tupperware Mexico plant location. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to the control environment at the Mexico operations and override by local management of certain internal controls at the Fuller Mexico location also existed. Accordingly, management’s report and our opinion on the effectiveness of internal control over financial reporting have been restated to include these additional material weaknesses.

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

/s/ PricewaterhouseCoopers LLP
Tampa, Florida

March 10, 2021, except for the effects of the corrections to the out-of-period misstatement disclosure included in Note 1 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is August 5, 2021

We have served as the Company’s auditor since 1995.

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. At the time of the Original Filing, the Company’s principal executive officer and principal financial officer had concluded that as of December 26, 2020 the disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting at the Tupperware Mexico location. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed related to the control environment at the Mexico operations and that there was override by local management of certain internal controls at the Fuller Mexico location that existed as of December 26, 2020.

Following identification of the material weaknesses and prior to filing this amended Annual Report on Form 10-K/A, the Company completed substantive procedures for the year ended December 26, 2020. Based on these procedures, management believes that its consolidated financial statements included in this Form 10-K/A have been prepared in accordance with GAAP. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K/A, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K/A.

Restated Management's Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Company’s management, the effectiveness of its internal control over financial reporting as of December 26, 2020 was assessed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with this assessment, in fiscal year 2020 the Company identified material weaknesses in the control environment at its Mexico operations; specifically, with respect to information technology general controls, the Company did not maintain effective user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications and data to appropriate Company personnel at the Tupperware Mexico location; and there was override by local management of certain internal controls at the Tupperware Mexico and Fuller Mexico locations resulting in immaterial misstatements in net sales, accounts receivable, inventories, and accrued liabilities for the fiscal years ended December 2020, 2019 and 2018, and each of the interim periods within those annual periods. Additionally, it is reasonably possible that these material weaknesses could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Based on these material weaknesses, management concluded that as of December 26, 2020, the Company’s internal control over financial reporting was not effective.

In Management’s Report on Internal Control Over Financial Reporting included in the Original Filing, management previously concluded that the Company did not maintain effective internal control over financial reporting as of December 26, 2020 due to the material weakness previously disclosed. Subsequent to the filing date of the Original Filing, additional material weaknesses in the Company’s internal control over financial reporting were identified, which also existed as of December 26, 2020, related to the control environment at its Mexico operations; specifically, there was override by local management of certain internal controls at the Fuller Mexico location. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 26, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which appears in Item 8. Financial Statements and Supplementary Data of this amended Annual Report on Form 10-K/A.

Remediation

As previously described in Part II, Item 9A of the Original Filing, management has been implementing measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. In 2020, the Company completed the following remedial actions: (i) terminated the individuals involved in the override, (ii) provided enhanced Code of Conduct training to all employees at the Mexico operations, and (iii) changed the organizational reporting structure at its Mexico operations. The Company will continue to enhance its control environment with the following actions: (i) provide training on the Corporate Accounting Manual to all employees in finance and operations for Mexico operations; (ii) hire a Director of Compliance, located in Mexico, to oversee the Code of Conduct Program globally; (iii) initiate a Finance Transformation (FIT) initiative in Mexico, including both Fuller Mexico and Tupperware Mexico, to continue to improve the control environment; (iv) monitor user access controls to ensure that access to financial applications and data is adequately restricted and segregated to appropriate personnel; (v) maintain controls to ensure that privileged access is timely and appropriately granted; (vi) execute a training program addressing information technology general controls, specifically educating control owners concerning the principles and requirements of controls, related to provisioning and monitoring of user access; (vii) enhance information technology governance over review of user access; and (viii) provide quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

The Company believes that these actions, and additional actions to be taken, will remediate the material weaknesses and that the measures described above will remediate the control deficiencies identified and strengthen the Company’s internal control over financial reporting. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 26, 2020 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements

The following documents are included in this Report under Item 8. Financial Statements and Supplementary Data:

•Consolidated Statements of Income
•Consolidated Statements of Comprehensive Income
•Consolidated Balance Sheets
•Consolidated Statements of Shareholders' Equity
•Consolidated Statements of Cash Flows
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

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

4.1
Description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Attached as Exhibit 4.1 to Form 10-K, filed with the Commission on March 12, 2020 and incorporated herein by reference).

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

10.28*	Form of Change in Control Employment Agreement (Tier 1) (Attached as Exhibit 10.3 for Form 8-K filed March 13, 2020 and incorporated herein by reference).

10.29*
Separation Agreement and Release of All Claims, dated April 9, 2020, by and between Justin Hewett and Tupperware Brands Corporation (Attached as Exhibit 10.1 to Form 8-K filed April 14, 2020 and incorporated herein by reference).

10.30*
Separation Agreement and Release of All Claims, dated April 21, 2020, by and between Asha Gupta and Tupperware Brands Corporation (Attached as Exhibit 10.1 to Form 8-K filed April 24, 2020 and incorporated herein by reference).

10.31
Contract for Sale and Purchase of Real Property, dated as of May 26, 2020, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.1 to Form 8-K filed July 27, 2020 and incorporated herein by reference).

10.32
First Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.2 to Form 8-K filed July 27, 2020 and incorporated herein by reference).

10.33
Second Amendment to Contract for Sale and Purchase of Real Property, dated as of July 15, 2020, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.3 to Form 8-K filed July 27, 2020 and incorporated herein by reference).

10.34
Third Amendment to Contract for Sale and Purchase of Real Property, dated as of July 22, 2020, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.4 to Form 8-K filed July 27, 2020 and incorporated herein by reference).

10.35
Fourth Amendment to Contract for Sale and Purchase of Real Property, dated as of October 30, 2020, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.1 to Form 8-K filed November 2, 2020 and incorporated herein by reference).

10.36
Fifth Amendment to Contract for Sale and Purchase of Real Property, dated as of February 12, 2021, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.1 to Form 8-K filed February 12, 2021 and incorporated herein by reference).

10.37 #	Tupperware Brands Corporation Executive Severance Pay Plan, effective November 16, 2020.

10.38
Term Loan Credit Agreement, dated as of December 3, 2020, by and among Tupperware Brands Corporation, as borrower, the lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent (Attached as Exhibit 10.1 to Form 8-K filed December 4, 2020 and incorporated herein by reference).

10.39
Term Loan Credit Agreement, dated as of December 3, 2020, by and among Dart Industries, Inc., as borrower, the lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent (Attached as Exhibit 10.2 to Form 8-K filed December 4, 2020 and incorporated herein by reference).

10.40*	Tupperware Brands Corporation 2020 Inducement Plan (Attached as Exhibit 4.3 to Form S-8 (registration no. 333-237896) filed April 29, 2020 and incorporated herein by reference).

10.41*
Offer Letter dated as of March 11, 2020 by and between Miguel Angel Fernandez Calero and Tupperware Brands Corporation (Attached as Exhibit 10.1 to Form S-8 (registration no. 333-237130) filed March 12, 2020 and incorporated herein by reference).

10.42*
Offer Letter dated as of March 11, 2020 by and between Richard Goudis and Tupperware Brands Corporation (Attached as Exhibit 10.2 to Form S-8 (registration no. 333-237130) filed March 12, 2020 and incorporated herein by reference).

21 #	Subsidiaries of Tupperware Brands Corporation as of March 11, 2021.

23**	Consent of Independent Registered Public Accounting Firm.

24 #	Powers of Attorney.

31.1**	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1***	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

32.2***	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

101**	The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K for the year ended December 26, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, tagged in detail, and (vii) Schedule II. Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.
# Filed with Form 10-K filed on March 10, 2021 and incorporated herein by reference.

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

TUPPERWARE BRANDS CORPORATION

Date:	August 5, 2021	By:	/s/ Miguel Fernandez
Miguel Fernandez
President & Chief Executive Officer