Form 10-Q
period 2021-06-26
TUPPERWARE BRANDS CORP
filed 2021-08-05
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 13 weeks ended June 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of August 3, 2021, 49,891,610 shares of the common stock, $0.01 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales	$464.7	$397.4	$925.0	$773.3
Cost of products sold	148.7	133.5	285.7	263.2
Gross margin	316.0	263.9	639.3	510.1

Selling, general and administrative expense	234.9	208.1	484.3	451.0
Re-engineering charges	4.7	23.2	7.8	27.1
(Gain) loss on disposal of assets	0.5	(13.9)	(8.2)	(13.8)
Operating income (loss)	75.9	46.5	155.4	45.8

(Gain) Loss on debt extinguishment	6.0	(40.0)	8.1	(40.0)
Interest expense	9.7	12.1	21.5	22.3
Interest income	(0.3)	(0.2)	(0.6)	(0.7)
Other (income) expense, net	1.4	(8.0)	1.2	(10.1)
Income (loss) before income taxes	59.1	82.6	125.2	74.3

Provision (benefit) for income taxes	23.5	18.8	44.3	18.3
Net income (loss)	$35.6	$63.8	$80.9	$56.0

Basic earnings (loss) per share	$0.71	$1.30	$1.63	$1.14
Diluted earnings (loss) per share	$0.67	$1.30	$1.53	$1.14

Basic weighted-average shares	49.8	49.0	49.6	49.0
Diluted weighted-average shares	53.1	49.2	53.0	49.2

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income (loss)	$35.6	$63.8	$80.9	$56.0

Other comprehensive income (loss):
Foreign currency translation adjustments	3.4	22.8	7.3	(70.8)
Deferred gain (loss) on cash flow hedges, net of tax	0.1	(5.6)	0.1	4.5
Pension and other post-retirement benefit (costs), net of tax	0.7	(0.9)	2.1	1.1
Other comprehensive income (loss)	4.2	16.3	9.5	(65.2)

Total comprehensive income (loss)	$39.8	$80.1	$90.4	$(9.2)

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions, except share amounts)	June 26, 2021	December 26, 2020
Assets
Cash and cash equivalents	$107.3	$139.1
Accounts receivable, net	108.0	114.7
Inventory, net	282.8	236.3
Non-trade accounts receivable, net	47.0	25.9
Prepaid expenses and other current assets	25.5	30.1
Total current assets	570.6	546.1

Deferred tax assets, net	170.8	178.5
Property, plant and equipment, net	195.1	202.5
Operating lease assets	89.0	97.9
Long-term receivables, net	7.7	12.6
Trade names, net	18.2	23.6
Goodwill	53.8	60.4
Other assets, net	89.2	98.3
Total assets	$1,194.4	$1,219.9

Liabilities And Shareholders' Equity
Accounts payable	$115.4	$135.1
Current debt and finance lease obligations	469.6	424.7
Accrued liabilities	327.2	349.9
Total current liabilities	912.2	909.7

Long-term debt and finance lease obligations	165.5	258.6
Operating lease liabilities	65.5	70.1
Other liabilities	164.0	186.2
Total liabilities	1,307.2	1,424.6

Commitments and contingencies (Note 19)
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	216.2	215.5
Retained earnings	1,202.1	1,161.6
Treasury stock, 13,716,987 and 14,312,853 shares, respectively, at cost	(855.3)	(896.5)
Accumulated other comprehensive loss	(676.4)	(685.9)
Total shareholders' equity (deficit)	(112.8)	(204.7)

Total liabilities and shareholders' equity	$1,194.4	$1,219.9

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,161.6	$(685.9)	$(204.7)
Net income (loss)	—	—	—	—	—	45.3	—	45.3
Other comprehensive income (loss)	—	—	—	—	—	—	5.3	5.3
Stock and options issued for incentive plans	—	—	(0.3)	19.1	(0.2)	(18.1)	—	0.8
March 27, 2021	63.6	0.6	14.0	(877.4)	215.3	1,188.8	(680.6)	(153.3)
Net income (loss)	—	—	—	—	—	35.6	—	35.6
Other comprehensive income (loss)	—	—	—	—	—	—	4.2	4.2
Stock and options issued for incentive plans	—	—	(0.3)	22.1	0.9	(22.3)	—	0.7
June 26, 2021	63.6	$0.6	13.7	$(855.3)	$216.2	$1,202.1	$(676.4)	$(112.8)

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

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(In millions)	June 26, 2021	June 27, 2020
Operating Activities
Net income (loss)	$80.9	$56.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21.3	22.6
Unrealized foreign exchange (gain) loss	—	0.3
Stock-based compensation	3.9	3.9
Amortization of deferred debt issuance costs	3.0	1.0
(Gain) loss on disposal of assets	(8.2)	(13.8)
Provision for credit losses	2.5	11.2
(Gain) loss on debt extinguishment	7.4	(40.0)
Write-down of inventories	5.3	6.7
Net change in deferred taxes	6.2	(16.7)
Net cash impact from hedging activity	(5.0)	3.9
Other	(0.1)	0.1
Changes in assets and liabilities:
Accounts receivable	2.9	(25.3)
Inventories	(60.5)	6.1
Non-trade amounts receivable	(9.0)	2.2
Prepaid expenses	3.3	(2.7)
Other assets	2.5	(1.8)
Accounts payable and accrued liabilities	(26.0)	32.5
Income taxes payable	(17.2)	2.0
Other liabilities	(11.8)	(2.9)
Net cash provided by operating activities	1.4	45.3
Investing Activities
Capital expenditures	(17.3)	(14.1)
Proceeds from disposal of assets	41.2	15.9
Net cash provided by (used in) investing activities	23.9	1.8
Financing Activities
Term loan repayment	(101.2)	—
Senior notes repayment	—	(56.4)
Net increase (decrease) in short-term debt	49.6	17.8
Debt issuance costs payment	(1.0)	(2.0)
Finance lease repayments	(0.7)	(0.3)
Cash payments of employee tax withholdings for stock awards	(2.9)	—
Proceeds from exercise of stock options	0.5	—
Net cash provided by (used in) financing activities	(55.7)	(40.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.4)	(8.6)
Net change in cash, cash equivalents and restricted cash	(35.8)	(2.4)
Cash, cash equivalents and restricted cash at beginning of year	150.5	126.1
Cash, cash equivalents and restricted cash at end of period	$114.7	$123.7

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively the “Company” or “Tupperware”, with all intercompany transactions and balances having been eliminated. The Company prepared the unaudited Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary for a fair statement of results.

Certain information and note disclosures normally included in the financial statements prepared in conformity with GAAP for complete financial statements have been condensed or omitted as permitted by such rules and regulations. As such, these Consolidated Financial Statements and related notes should be read in conjunction with the audited 2020 Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 26, 2020. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.

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

For the second quarter ended June 26, 2021, the impact on business activity brought about by the Coronavirus pandemic (“COVID-19”) continues to evolve. As a result, many of the Company's estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.

COVID-19

Since early 2020, the Company has followed guidance from the Centers for Disease Control and Prevention (CDC) and the World Health Organization (WHO) on actions required by individuals and businesses following the declaration of COVID-19 as a pandemic. Since 2020 the pandemic has impacted worldwide economic activity and many governments have implemented policies intended to stop or slow the further spread of the disease. These policies, such as shelter-in-place orders, remained in place for a significant period of time, resulting in the temporary closure of schools and non-essential businesses. The Company responded by taking actions to keep employees protected, support the Company’s global independent distributors, directors, managers and dealers (the "Sales Force") and communities, and maintain business continuity. Actions taken to date include:

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

A top priority for the Company as it continues to navigate the impacts of the global COVID-19 pandemic is the safety of its employees and their families, Sales Force and consumers, and to mitigate the impact of the pandemic on its operations and financial results. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees, Sales Force and consumers. In order to ensure continued safety and protect the health of the employees, and to comply with applicable government directives, the Company has modified its business practices to allow its employees to work remotely, incorporate virtual meetings and restrict all non-essential employee travel until further notice. While global vaccination efforts are underway, the continued impact of COVID-19, including any increases in infection rates, new variants of the virus, and renewed governmental action to slow the spread of COVID-19, cannot be estimated.

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

Distribution costs were:

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Distribution costs	$42.9	$33.4	$86.3	$62.5

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

Promotional costs were:

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Promotional costs	$65.3	$54.1	$132.7	$112.6

Note 4: Incentive Compensation Plans

Stock Options

Stock option activity for 2021, under all of the Company's incentive plans, is summarized in the following table:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at December 26, 2020	4,074,398	$43.74
Granted	—	—
Expired / Forfeited	(608,288)	54.69
Exercised	(13,702)	37.16
Outstanding at June 26, 2021	3,452,408	$41.84	$20.6

Exercisable at June 26, 2021	2,378,520	$57.70	$—

The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2021 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Outstanding at December 26, 2020	4,954,342	$3.60
Time-vested shares granted	340,324	25.07
Performance shares granted	338,822	24.83
Performance share adjustments	(50,834)	3.06
Vested	(687,753)	4.63
Forfeited	(163,337)	8.33
Outstanding at June 26, 2021	4,731,564	$6.36

Stock-based compensation expense was:

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Stock options	$0.2	$0.2	$0.3	$0.5
Time, performance and market vested share awards	$1.9	$1.4	$3.6	$3.3

Unrecognized stock-based compensation expense and the weighted average years to recognize the unrecognized stock-based compensation was as follows:

As of
(In millions)	June 26, 2021
Unrecognized stock-based compensation expense	$20.3
Weighted average years to recognize the unrecognized stock-based compensation	2.8 years

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes.

Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	26 weeks ended
(In millions, except share amounts)	June 26, 2021	June 27, 2020
Shares retained to fund withholding taxes	101,005	1,699
Value of shares retained to fund withholding taxes	$2.9	$0.1

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

Re-engineering charges were:

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Turnaround plan	$4.9	$22.4	$6.5	$25.7
Other	(0.2)	0.8	1.3	1.4
Total re-engineering charges	$4.7	$23.2	$7.8	$27.1

Turnaround Plan

Turnaround Plan charges were:

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Asia Pacific	$1.5	$2.1	$1.6	$2.5
Europe	1.7	11.4	2.4	11.4
North America	0.1	2.4	0.5	2.4
South America	(0.1)	0.8	0.2	1.0
Corporate	1.7	5.7	1.8	8.4
Total turnaround plan charges	$4.9	$22.4	$6.5	$25.7

The balance included in accrued liabilities related to the Turnaround Plan was:

	As of
(In millions)	June 26, 2021	December 26, 2020
Beginning balance	$18.7	$12.9
Provision	6.5	33.0
Adjustments and other charges	(0.6)	2.7
Currency translation adjustment	(0.2)	—
Cash expenditures:
Severance	(9.5)	(28.5)
Other	(3.1)	(1.4)
Ending balance	$11.8	$18.7

Other

Other charges were:

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Europe	$0.1	$1.1	0.4	1.4
North America	(0.3)	(0.3)	0.9	—
Total other charges	$(0.2)	$0.8	$1.3	$1.4

The balance included in accrued liabilities related to other charges was:

	As of
(In millions)	June 26, 2021	December 26, 2020
Beginning balance	$—	$3.1
Provision	1.3	3.1
Adjustments and other charges	(0.3)	(1.9)
Cash expenditures:
Severance	—	(1.8)
Other	(0.7)	(2.5)
Ending balance	$0.3	$—

Note 6: Income Taxes

The effective tax rate was:

	13 weeks ended		26 weeks ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Effective tax rate	39.8%	22.8%	35.4%	24.6%

The change in the effective tax rate in the second quarters of 2021 and 2020, respectively, was primarily due to:

•non-recurring gain from debt extinguishment in the second quarter of 2020 that was offset with previously reserved assets
•continued unfavorable losses in 2021 as compared to 2020 in the United States that currently have no tax benefit, and an unfavorable adjustment related to a continued limitation of interest expense deductions requiring a valuation allowance
•change in jurisdictional mix of earnings

Uncertain tax positions and related interest and penalties were:

	As of
(In millions)	June 26, 2021	December 26, 2020
Accrual for uncertain tax positions	$15.3	$15.3
Uncertain tax positions impacting effective tax rate if recognized	$10.6	$10.6
Interest and penalties related to uncertain tax positions	$0.4	$3.9

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
The elements of the earnings (loss) per share computations were as follows:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income (loss)	$35.6	$63.8	$80.9	$56.0

Basic weighted-average shares	49.8	49.0	49.6	49.0
Effect of dilutive securities	3.3	0.2	3.4	0.2
Diluted weighted-average shares	53.1	49.2	53.0	49.2

Basic earnings (loss) per share	$0.71	$1.30	$1.63	$1.14
Diluted earnings (loss) per share	$0.67	$1.30	$1.53	$1.14

Excluded anti-dilutive shares	2.5	4.7	2.7	4.4

Note 8: Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign Currency Items (a)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 26, 2020	$(648.4)	$0.2	$(37.7)	$(685.9)

Other comprehensive income (loss) before reclassifications	7.3	0.1	0.5	7.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1.6	1.6
Other comprehensive income (loss)	7.3	0.1	2.1	9.5

Balance at June 26, 2021	$(641.1)	$0.3	$(35.6)	$(676.4)
____________________
(a)    Foreign currency item amounts reclassified from accumulated other comprehensive income (loss) impact the other (income) expense, net line item in the Consolidated Statements of Income.
(b) Cash flow hedge amounts reclassified from accumulated other comprehensive income (loss) impact the cost of products sold line item in the Consolidated Statements of Income. Also see additional information for cash flow hedges at Note 14: Derivative Financial Instruments and Hedging Activities.
(c) See additional information for pension and other post-retirement items at Note 18: Retirement Benefit Plans.

(In millions, net of tax)	Foreign Currency Items (a)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 28, 2019	$(600.2)	$(2.4)	$(35.7)	$(638.3)

Other comprehensive income (loss) before reclassifications	(70.8)	6.5	(0.5)	(64.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.0)	1.6	(0.4)
Other comprehensive income (loss)	(70.8)	4.5	1.1	(65.2)

Balance at June 27, 2020	$(671.0)	$2.1	$(34.6)	$(703.5)
____________________
(a)    Foreign currency item amounts reclassified from accumulated other comprehensive income (loss) impact the other (income) expense, net line item in the Consolidated Statements of Income.
(b) Cash flow hedge amounts reclassified from accumulated other comprehensive income (loss) impact the cost of products sold line item in the Consolidated Statements of Income. Also see additional information for cash flow hedges at Note 14: Derivative Financial Instruments and Hedging Activities.
(c) See additional information for pension and other post-retirement items at Note 18: Retirement Benefit Plans.

Amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of:

	26 weeks ended
(In millions)	June 26, 2021	June 27, 2020
Cash flow hedges (gain) losses	$—	$(2.5)
Tax (benefit) provision	—	0.5
Amounts reclassified from accumulated other comprehensive income (loss) for cash flow hedges	$—	$(2.0)

Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of:

	26 weeks ended
(In millions)	June 26, 2021	June 27, 2020
Prior service (benefit) costs	$(0.3)	$(0.1)
Settlements (gains) losses	1.4	0.4
Actuarial (gains) losses	1.7	0.9
Tax (benefit) provision	(1.2)	0.4
Amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement items	$1.6	$1.6

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

	As of
(In millions)	June 26, 2021	December 26, 2020
Cash and cash equivalents	$107.3	$139.1
Restricted cash	7.4	11.4
Cash, cash equivalents and restricted cash at end of period	$114.7	$150.5

Note 10: Accounts Receivable

The accounts receivable and allowance for credit losses balance was:

	As of
(In millions)	June 26, 2021	December 26, 2020
Accounts receivable	$142.3	$151.9
Allowance for credit losses	(34.3)	(37.2)
Accounts receivable, net	$108.0	$114.7

Note 11: Inventories

Inventories balance net of any inventory allowance was:

	As of
(In millions)	June 26, 2021	December 26, 2020
Finished goods	$211.4	$176.4
Work in process	33.9	27.6
Raw materials and supplies	37.5	32.3
Inventories	$282.8	$236.3

Note 12: Long-Term Receivables

The long-term receivables and allowance for long-term receivables balance was as follows:

	As of
(In millions)	June 26, 2021	December 26, 2020
Long-term receivables, gross	$37.2	$39.3

Beginning balance for allowance for long-term receivables	$(26.7)	$(13.9)
Write-offs	0.9	3.7
Recoveries	0.1	0.6
Provision (a)	(4.7)	(14.8)
Currency translation adjustment	0.9	(2.3)
Allowance for long-term receivables	$(29.5)	$(26.7)

Long-term receivables, net	$7.7	$12.6
____________________
(a)Provision includes $2.7 million and $8.3 million of reclassifications from allowance for credit losses as of June 26, 2021 and December 26, 2020, respectively.

Majority of long-term receivables from both active and inactive customers that are past due were reserved through the Company's allowance for credit losses. Long-term receivables, gross that were past due were:

	As of
(In millions)	June 26, 2021	December 26, 2020
Long-term receivables past due	$30.6	$30.9

Note 13: Divestitures

On October 29, 2020, the Company entered into a definitive agreement for the sale of its Avroy Shlain beauty business in South Africa. The Company sold the Avroy Shlain beauty business for net cash of $30.5 million in February 2021. The Company recognized a gain of $1.0 million in the first quarter of 2021. The gain was recorded in the gain (loss) on disposal of assets line item in the Consolidated Statements of Income. Avroy Shlain results are reported under the Europe segment.

Gain (loss) recorded on divestitures was as follows:

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Gain (loss) recorded on divestitures	$—	$—	$1.0	$—

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

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Forward points gain (loss) on fair value hedges	$1.3	$7.6	$2.4	$12.6

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

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Forward points gain (loss) recorded in other comprehensive income	$—	$0.2	$—	$0.5
Forward points gain (loss) from settlement of cash flow hedges	$—	$(0.6)	$—	$(1.4)
Fair value gain (loss) recorded in other comprehensive income	$0.1	$(5.6)	$0.3	$2.1
Gain (loss) recorded in accumulated other comprehensive income	$0.1	$(5.6)	$0.1	$4.5

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

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Fair value gain (loss) recorded in other comprehensive income	$(0.1)	$(43.7)	$4.0	$12.5
Forward points gain (loss) recorded in other comprehensive income	$(2.6)	$(6.4)	$(4.8)	$(12.8)

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. The notional value of forward contracts to purchase and sell currencies was:

	As of
(In millions)	June 26, 2021	December 26, 2020
Notional value of forward contracts to purchase currencies	$53.4	$125.2
Notional value of forward contracts to sell currencies	$53.3	$125.3

The notional value of largest outstanding positions to purchase and sell currencies was:

As of
(In millions)	June 26, 2021
Purchase Japanese Yen	$13.0
Purchase United States Dollars	$11.2
Sell Canadian Dollars	$13.7
Sell Euros	$11.2

As of
(In millions)	December 26, 2020
Purchase South Korean Won	$35.4
Purchase Swiss Franc	$23.3
Sell United States Dollars	$79.9
Sell Euros	$16.8

Fair Value Measurement

Fair values of the Company's derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Derivatives designated as hedging instruments (in millions)	Balance sheet location	June 26, 2021	December 26, 2020
Derivative assets:
Foreign exchange contracts	Non-trade accounts receivable, net	$8.3	$4.3

Derivative liabilities:
Foreign exchange contracts	Accrued liabilities	$(8.0)	$(4.4)

The following table summarizes the impact on the results of operations for the second quarters of 2021 and 2020 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedged items
		13 weeks ended			13 weeks ended
		June 26, 2021	June 27, 2020		June 26, 2021	June 27, 2020
Foreign exchange contracts	Other (income) expense, net	$(2.6)	$42.4	Other (income) expense, net	$1.0	$(40.4)

The following table summarizes the impact of Company's hedging activities on comprehensive income:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain (loss) recognized in other comprehensive income on derivatives		Location of (loss) or gain reclassified from accumulated other comprehensive income into income	Amount of gain (loss) reclassified from accumulated other comprehensive income into income
	13 weeks ended			13 weeks ended
	June 26, 2021	June 27, 2020		June 26, 2021	June 27, 2020
Cash flow hedges:
Foreign exchange contracts	$0.1	$(3.5)	Cost of products sold	$—	$2.0

Net investment hedges:
Foreign exchange contracts	(0.3)	(52.3)
Euro denominated debt	0.2	(4.0)

The following table summarizes the impact on the results of operations for the year-to-date periods ended June 26, 2021 and June 27, 2020 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedged items
		26 weeks ended			26 weeks ended
		June 26, 2021	June 27, 2020		June 26, 2021	June 27, 2020
Foreign exchange contracts	Other (income) expense, net	$(9.8)	$(33.0)	Other (income) expense, net	$9.8	$35.0

The following table summarizes the impact of Company's hedging activities on comprehensive income:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain (loss) recognized in other comprehensive income on derivatives		Location of (loss) or gain reclassified from accumulated other comprehensive income into income	Amount of gain (loss) reclassified from accumulated other comprehensive income into income
	26 weeks ended			26 weeks ended
	June 26, 2021	June 27, 2020		June 26, 2021	June 27, 2020
Cash flow hedges:
Foreign exchange contracts	$0.1	$7.1	Cost of products sold	$—	$2.5

Net investment hedges:
Foreign exchange contracts	2.7	18.4
Euro denominated debt	2.5	(2.2)

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

	As of
(In millions)	June 26, 2021	December 26, 2020
Net derivative asset (liability)	$0.3	$(0.1)

Note 15: Deferred Revenue

Deferred revenue is recorded in the accrued liabilities line item in the Consolidated Balance Sheets. Deferred revenue balance, which was primarily related to payments received in advance for orders not yet shipped, was as follows:

	As of
(In millions)	June 26, 2021	December 26, 2020
Deferred revenue	$13.6	$14.1

Note 16: Debt

The debt portfolio consisted of:

	As of
(In millions)	June 26, 2021	December 26, 2020
Term loan	$173.8	$275.0
Credit agreement	468.1	423.3
Finance leases (a)	2.5	3.3
Unamortized debt issuance costs	(9.3)	(18.3)
Total debt	$635.1	$683.3

Current debt and finance lease obligations	$469.6	$424.7
Long-term debt and finance lease obligations	165.5	258.6
Total debt	$635.1	$683.3
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

Term loan prepayments made were as follows:

(In millions)	Term Loan
Balance at December 26, 2020	$275.0

Term loan prepayment on February 28, 2021 (a)	34.0
Term loan prepayment on May 14, 2021 (b)	9.0
Term loan prepayment on June 21, 2021 (c)	58.2
Total term loan prepayment amount	$101.2

Balance at June 26, 2021	$173.8
____________________
(a)    Includes a 1.0% prepayment premium of $0.3 million.
(b)    Includes a 1.0% prepayment premium of $0.1 million.
(c)    Includes a 3.0% prepayment premium of $1.7 million.

The Company expensed unamortized deferred debt issuance costs related to this prepayment in the (gain) loss on debt extinguishment line item. The loss on debt extinguishment was calculated as follows:

	13 weeks ended	26 weeks ended
(In millions)	June 26, 2021	June 26, 2021
Term loan retirement amount	$67.2	$101.2
Less: Term loan prepayment amount	67.2	101.2
Less: Costs incurred	6.0	8.1
Loss on debt extinguishment (pre-tax)	$(6.0)	$(8.1)

Basic earnings (loss) per share from loss on debt extinguishment (pre-tax)	$(0.12)	$(0.16)

Credit Agreement

On March 29, 2019, the Company and its wholly owned subsidiaries, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated their multicurrency Credit Agreement (as further amended via an Amendment No. 1 dated August 28, 2019, the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaced the credit agreement dated September 11, 2013, and as amended (the “Old Credit Agreement”), and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary

Borrowers a committed credit facility in an aggregate amount of $650.0 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50.0 million of the Facility Amount, and (iii) a swingline facility, available up to $100.0 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325.0 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million), subject to certain conditions. Total Credit Agreement borrowings included Euro denominated debt of $96.6 million and $160.3 million as of June 26, 2021 and December 26, 2020, respectively.

Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the LIBOR or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in United States Dollars with a maturity of one month plus 1.0 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in United States Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of June 26, 2021, the Company had a weighted average interest rate of 1.70 percent with a base rate spread of 163 basis points on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.

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

At June 26, 2021, the Company had $205.3 million of unused lines of credit, including $163.7 million under the committed, secured Credit Agreement, and $41.6 million available under various uncommitted lines around the world.

Senior Notes

The Company had $600.0 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”) outstanding as of March 28, 2020. The Senior Notes were to mature on June 1, 2021. The Senior Notes were issued under an indenture, by and among the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee.

During the second, third, and fourth quarters of 2020 the Company retired its Senior Notes in the aggregate principal amount of $600.0 million through tender offers, open-market purchases, and redemption by using cash on hand and the proceeds from the Term Loan received in December 2020. The Company recognized a gain on debt extinguishment of $40.0 million, $9.9 million and a loss on debt extinguishment of $9.7 million in the second, third, and fourth quarters of 2020, respectively.

Note 17: Leases

The Company leases certain equipment, vehicles, office space, and manufacturing and distribution facilities, and recognizes the associated lease expense for operating leases on a straight-line basis over the lease term. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one year to five years, or more. The exercise of lease renewal options is at the Company's discretion and renewal options that are reasonably certain to be exercised have been included in the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain lease agreements held by the Company include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Components of lease expense were as follows:

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Operating lease costs:
Operating lease cost (a) (b)	$8.6	$10.6	$18.6	$22.4

Finance lease costs:
Amortization of right-of-use assets (a)	$0.1	$0.2	0.3	0.4
Interest on lease liabilities (c)	—	0.1	—	0.1
Total finance lease cost	$0.1	$0.3	$0.3	$0.5
____________________
(a)    Included in selling, general and administrative expense and cost of products sold.
(b) Includes short-term rent expense of $0.5 million and $0.8 million in the second quarters of 2021 and 2020, respectively, and $1.1 million and $1.5 million in the respective year-to-date periods. Also includes variable rent expense of $0.3 million and $0.2 million in the second quarters of 2021 and 2020, respectively, and $0.7 million and $0.3 million in the respective year-to-date periods.

Supplemental cash flow information related to leases is as follows:

	26 weeks ended
(In millions)	June 26, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(18.2)	$(21.0)
Financing cash flows from finance leases	$(0.7)	$(0.3)

Leased assets obtained in exchange for new operating lease liabilities	$—	$2.7

Supplemental information related to leases is as follows:

	As of
(In millions, except lease term and discount rate)	June 26, 2021	December 26, 2020
Operating Leases:
Operating lease right-of-use assets	$89.0	$97.9

Accrued liabilities	$24.4	$26.5
Operating lease liabilities	65.5	70.1
Total Operating lease liabilities	$89.9	$96.6

Finance Leases:
Property, plant and equipment, at cost	$19.2	$19.7
Accumulated amortization	(12.2)	(12.2)
Property, plant and equipment, net	$7.0	$7.5

Current portion of finance lease obligations	$1.4	$1.4
Long-term finance lease obligations	1.1	1.9
Total Finance lease liabilities	$2.5	$3.3

Weighted average remaining lease term
Operating leases	5.4 years	5.4 years
Finance leases	1.9 years	2.4 years

Weighted average discount rate
Operating leases	5.4%	5.7%
Finance leases	5.1%	5.1%

Maturities of lease liabilities as of June 26, 2021 and December 26, 2020 were as follows:

	As of		As of
	June 26, 2021		December 26, 2020
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2021	$19.4	$0.8	$30.1	$1.6
2022	23.9	1.8	21.1	1.9
2023	17.9	—	14.8	—
2024	12.9	—	10.2	—
2025	7.4	—	6.9	—
Thereafter	30.4	—	30.8	—
Total undiscounted lease liability	$111.9	$2.6	$113.9	$3.5
Less imputed interest	(22.0)	(0.1)	(17.3)	(0.2)
Total	$89.9	$2.5	$96.6	$3.3

Note 18: Retirement Benefit Plans

Components of net periodic cost (benefit) for the second quarters ended June 26, 2021 and June 27, 2020 were as follows:

	Pension benefits		Post-retirement benefits
	13 weeks ended		13 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Service cost	$1.8	$2.1	$0.1	$—
Interest cost	0.8	1.1	0.1	0.1
Return on plan assets	(0.8)	(1.0)	—	—
Settlement/curtailment	1.4	0.4	—	—
Net amortization	1.1	0.7	—	(0.3)
Net periodic cost (benefit)	$4.3	$3.3	$0.2	$(0.2)

	Pension benefits		Post-retirement benefits
	26 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Service cost	$3.6	$4.2	$0.1	$—
Interest cost	1.7	2.2	0.2	0.2
Return on plan assets	(1.7)	(2.0)	—	—
Settlement/curtailment	1.4	0.4	—	—
Net amortization	1.7	1.4	(0.3)	(0.6)
Net periodic cost (benefit)	$6.7	$6.2	$—	$(0.4)

During the year-to-date periods ended June 26, 2021 and June 27, 2020, approximately $2.8 million and $0.7 million of pretax losses were reclassified from other comprehensive income to a component of net periodic (benefit) cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $3.0 million and $0.4 million related to the components of net periodic (benefit) cost, excluding service cost, in other (income) expense, net in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively.

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. While the Company's motion to dismiss the complaint was granted on January 25, 2021, the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the amended complaint on April 2, 2021, and the motion to dismiss was fully briefed on June 7, 2021. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

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

Note 20: Fair Value Measurements

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, accrued liabilities, leased assets and liabilities, and short-term borrowings approximated their fair values at June 26, 2021 and December 26, 2020.

The fair value of the Term Loan is classified as a level 2 liability and is estimated using a market approach by comparing the Company’s debt with the secured debt of other companies that have a similar credit rating and debt amount.

The fair value of the Term Loan was as follows:

	As of		As of
	June 26, 2021		December 26, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$173.8	$173.8	$275.0	$275.0

See Note 14: Derivative Financial Instruments and Hedging Activities for discussion of the Company’s derivative financial instruments and related fair value measurements.

Note 21: Segment Information

The Company manufactures and distributes a broad portfolio of products, primarily through the Sales Force. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers, and distribution method.

The Company's reportable segments primarily sell design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. Europe (Europe, Africa and Middle East) also includes the Avroy Shlain (also see Note 13: Divestitures regarding the sale of Avroy Shlain business) brand name in South Africa and the Nutrimetics brand name in France, which sell beauty and personal care products. The Company sold the Avroy Shlain beauty business for net cash of $30.5 million in February 2021. Some units in Asia Pacific also sell beauty and personal care products under the NaturCare, Nutrimetics and Fuller brand names. North America also includes the Fuller Mexico beauty and personal care products business and sells products under the Fuller Cosmetics brand name in that unit and in Central America. South America also sells beauty products under the Fuller, Nutrimetics and Nuvo brand names. Worldwide sales of beauty and personal care products totaled $55.8 million and $51.0 million in the second quarters of 2021 and 2020, respectively, and $110.7 million and $104.7 million in the respective year-to-date periods.

Segment details were as follows:

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales
Asia Pacific	$124.6	$134.4	$249.9	$254.8
Europe	114.4	90.8	241.3	196.5
North America	155.8	124.0	302.3	225.3
South America	69.9	48.2	131.5	96.7
Total net sales	$464.7	$397.4	$925.0	$773.3

Segment profit
Asia Pacific	$28.8	$34.4	$59.5	$51.7
Europe	19.1	10.9	51.6	13.4
North America	19.6	18.7	37.3	25.2
South America	22.3	11.3	33.9	14.3
Total segment profit	89.8	75.3	182.3	104.6

Unallocated expenses	16.1	(28.5)	36.6	(4.6)
Re-engineering charges (a)	4.7	23.2	7.8	27.1
(Gain) loss on disposal of assets	0.5	(13.9)	(8.2)	(13.8)
Interest expense	9.7	12.1	21.5	22.3
Interest income	(0.3)	(0.2)	(0.6)	(0.7)
Income (loss) before income taxes	$59.1	$82.6	$125.2	$74.3
____________________
(a)    See Note 5: Re-engineering Charges for further discussion.

Total identifiable assets by segment were:

	As of
(In millions)	June 26, 2021	December 26, 2020
Asia Pacific	$288.3	$290.6
Europe	252.3	276.7
North America	279.8	220.5
South America	124.0	112.8
Corporate	250.0	319.3
Total identifiable assets	$1,194.4	$1,219.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 26 weeks ended June 26, 2021, compared with the 26 weeks ended June 27, 2020, and changes in financial condition during the 26 weeks ended June 26, 2021. This information should be read in conjunction with the Consolidated Financial Statements in Item 1. Financial Statements.

Overview

The Company is a leading global consumer products company that designs innovative, functional, and environmentally responsible products. Founded in 1946, the Company's signature container created the modern food storage category that revolutionized the way the world stores, serves, and prepares food. Today, this iconic brand has more than 8,500 functional design and utility patents for solution-oriented kitchen and home products. The Company distributes its products into nearly 80 countries primarily through approximately 3.2 million independent Sales Force members around the world. Worldwide, the Company engages in the marketing, manufacture, and sale of design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. The Company primarily uses a direct selling business model to distribute and market products through personal connections, product demonstrations, and understanding of consumer needs. The Company has also engaged in expanding the reach of the brand through the enhancement of digital platforms to sell and market products as well as exploring business-to-business distribution channels. With a purpose to nurture a better future, the Company's products offer an alternative to single-use items and through the direct selling channel, the Company offers individuals an opportunity to build a business as a meaningful way to make money and impact women, families and communities around the world.

The Company is executing on a growth strategy leveraging the consumer acceptance of the iconic Tupperware brand. This growth strategy is rooted in growing and digitizing the direct selling business, expanding into new categories, increasing consumer access points and growing the Company’s distribution channels. The Company’s Turnaround Plan is intended to bring sustainable growth for the Company, and for several quarters of 2020 and 2021, the Company has seen progress against this plan through efforts like cost savings initiatives, the divestiture of non-core assets including real estate, the enhancement of internal process and controls across the global business, introduction of social selling tools for Company’s global Sales Force, and product innovations to address the needs of various consumer and socioeconomic segments.

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

The negative impact of COVID-19 on net sales in the second quarter of 2021 was mainly the result of partial or country-wide lockdowns of operations in various markets which affected financial results and liquidity. While the duration and severity of this pandemic continues to be uncertain, the Company currently expects that its results of operations in the third quarter of 2021 may also be impacted by COVID-19. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, availability and distribution of vaccines, new variants of the virus, and how quickly and to what extent normal economic and operating conditions can resume.

Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the section titled Forward-Looking Statements in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Results of Operations

	13 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions, except per share amounts)	Jun 26, 2021	Jun 27, 2020	Amount	Percent		Amount	Percent
Net sales	$464.7	$397.4	$67.3	17%	$24.9	$42.4	10%
Gross margin as percent of sales	68.0%	66.4%	N/A	1.6 pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	50.5%	52.4%	N/A	(1.9) pp	N/A	N/A	N/A
Operating income (loss)	$75.9	$46.5	$29.4	63%	$5.1	$24.3	47%
Net income (loss)	$35.6	$63.8	$(28.2)	(44)%	$7.5	$(35.7)	(50)%
Diluted earnings (loss) per share	$0.67	$1.30	$(0.63)	(48)%	$0.15	$(0.78)	(54)%

	26 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions, except per share amounts)	Jun 26, 2021	Jun 27, 2020	Amount	Percent		Amount	Percent
Net sales	$925.0	$773.3	$151.7	20%	$33.1	$118.6	15%
Gross margin as percent of sales	69.1%	66.0%	N/A	3.1 pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	52.4%	58.3%	N/A	(5.9) pp	N/A	N/A	N/A
Operating income (loss)	$155.4	$45.8	$109.6	+	$6.0	$103.6	+
Net income (loss)	$80.9	$56.0	$24.9	44%	$6.7	$18.2	29%
Diluted earnings (loss) per share	$1.53	$1.14	$0.39	34%	$0.14	$0.25	20%
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $464.7 million and $397.4 million in the second quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $42.4 million or 10 percent, primarily due to:

•Argentina, from increased Sales Force activity and productivity, and higher prices due to inflation
•Brazil, reflecting higher Sales Force activity
•Fuller Mexico and Tupperware Mexico, from higher recruiting and Sales Force activity
•South Africa, from higher recruiting and Sales Force activity, as the country was in partial lockdown for most of the second quarter of 2020
•the United States and Canada, reflecting higher productivity and leveraging of digital tools
•partially offset by China, reflecting a net reduction in studio openings and lower productivity from a shift to mid-priced products from premium priced products due to lower consumer spending trends , and to the divestiture of the Avroy Shlain business in the first quarter of 2021

The negative impact to net sales in the second quarter of 2021 as a result of COVID-19 is estimated at 2 percent. Excluding the impact of COVID-19 and the divestiture of the Avroy Shlain beauty business, net sales increased 5% in the second quarter. The average impact of higher prices was approximately 3 percent in the second quarter of 2021 compared with 2020.

The Company continues to monitor the effects of COVID-19 on its sales and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic. As a result of the pandemic, the Company has seen a rapid adoption of digital tools and techniques by its Sales Force, which allows them to reach and sell product solutions to more customers than ever before. This, along with new sales and marketing techniques, resulted in an 11 percent increase in the Company's core sales (defined as net sales excluding business-to-business sales) excluding foreign exchange impact as compared with the second quarter of 2020.

Net sales were $925.0 million and $773.3 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. Excluding foreign exchange impact, sales increased $118.6 million or 15 percent, primarily due to:

•Argentina from increase in Sales Force activity, productivity and higher prices due to inflation
•Brazil, from higher Sales Force activity
•Malaysia and Singapore, and the United States and Canada, driven by higher recruiting and a more active Sales Force
•Tupperware Mexico, from higher recruiting and Sales Force activity
•partially offset by lower sales in Asia Pacific, mainly in China from a net reduction in studio openings and lower productivity, and to the divestiture of the Avroy Shlain business in the first quarter of 2021

A more detailed discussion of the sales results by segment is included in the segment results section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed in Note 3: Promotional Costs to the Consolidated Financial Statements in Item 1. Financial Statements, the Company includes certain promotional costs in selling, general and administrative expense. As a result, the Company's net sales may not be comparable with other companies that treat these costs as a reduction of net sales.

Gross Margin

Gross margin was $316.0 million and $263.9 million in the second quarters of 2021 and 2020, respectively. Gross margin as a percentage of sales was 68.0 percent and 66.4 percent in the second quarters of 2021 and 2020, respectively. The increase of 1.6 percentage points ("pp") is primarily due to:

•lower overall manufacturing costs, driven by Europe
•lower inventory obsolescence costs in North America and South America
•partially offset by higher overall resin costs, driven by South America

Gross margin was $639.3 million and $510.1 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. Gross margin as a percentage of sales was 69.1 percent and 66.0 percent in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. The increase of 3.1 pp is primarily due to:

•lower overall manufacturing costs, driven by Europe
•partially offset by higher overall resin costs, driven by South America

The Company expects resin costs to continue to increase in the third quarter which may negatively impact the Company's gross margins.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $234.9 million and $208.1 million in the second quarters of 2021 and 2020, respectively. Selling, general and administrative expense as a percentage of sales was 50.5 percent and 52.4 percent in the second quarters of 2021 and 2020, respectively. The 1.9pp decrease is primarily due to:

•lower administration and other expenses mainly due to the reversal of $10.4 million non-income tax reserves in Brazil connected to a legal dispute over double taxation based on a final Supreme Court ruling in favor of the Company in the second quarter of 2021, and to lower professional services fees supporting business turnaround efforts; partially offset by the absence of a gain related to the repatriation of cash from Argentina in the second quarter of 2020
•lower selling expenses mainly from lower allowance for credit losses, primarily in France and Germany
•partially offset by higher distribution costs, primarily related to higher outbound freight in the United States and Canada and higher warehousing costs in Australia and New Zealand, China, and the United States and Canada, and higher investments in marketing and digital talent, infrastructure and systems needs to support the growth strategy, and investments in the optimization of the Company's global tax structure

Selling, general and administrative expenses were $484.3 million and $451.0 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. Selling, general and administrative expense as a percentage of sales was 52.4 percent and 58.3 percent in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. The 5.9pp decrease is primarily due to:

•lower administration and other expenses mainly due to: the reversal of $10.4 million non-income tax reserves in Brazil connected to a legal dispute over double taxation based on a final Supreme Court ruling in favor of the Company in the second quarter of 2021; enterprise award from the local government in China which was received in the first quarter of 2021, but initially expected in the fourth quarter of 2020; lower professional services fees supporting business turnaround efforts; partially offset by the absence of a gain related to the repatriation of cash from Argentina in the second quarter of 2020
•lower regional operating costs in Europe driven by the benefits from organizational realignment actions in 2020
•lower promotional expenses reflecting the benefits from implementation of right-sizing initiatives related to the Turnaround Plan and cancellation of certain events and travel due to COVID-19, primarily in China, Iberia, Italy, Tupperware Mexico, and the United States and Canada
•lower selling expenses mainly from lower allowance for credit losses, primarily in France and Germany
•partially offset by higher distribution costs, primarily related to higher outbound freight in the United States and Canada

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

Unallocated expenses were an expense of $16.1 million and an income of $28.5 million in the second quarters of 2021 and 2020, respectively. The $44.6 million increase is primarily due to:

•loss on debt extinguishment of $6.0 million in the second quarter of 2021, compared to a gain on debt extinguishment of $40.0 million in 2020
•lower fees for professional services firms supporting the Turnaround Plan efforts

Unallocated expenses were an expense of $36.6 million and income of $4.6 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. The $41.2 million increase is primarily due to:

•loss on debt extinguishment of $8.1 million in 2021, compared to a gain on debt extinguishment of $40.0 million in 2020
•partially offset by lower for professional services fees to firms supporting the Turnaround Plan efforts and CEO transition costs

As discussed in Note 2: Shipping and Handling Costs to the Consolidated Financial Statements in Item 1. Financial Statements, the Company includes distribution costs of its products in selling, general and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies which include this expense in cost of products sold.

Re-engineering Charges

Re-engineering charges were $4.7 million and $23.2 million in the second quarters of 2021 and 2020, respectively and $7.8 million and $27.1 million in the respective year-to-date periods. The multi-year decline in revenue through 2019 and the evaluation of the Company's operating structure led to actions designed to reduce costs, improve operating efficiency and otherwise turnaround the business. These actions often result in re-engineering charges related to headcount reductions and to facility down-sizing and closure, other costs that may be necessary in light of the revised operating landscape include structural changes impacting how the Company's Sales Force operates, as well as related asset write-downs. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts. These re-engineering charges were mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the “Turnaround Plan”).

The re-engineering charges were:

	13 weeks ended		26 weeks ended
(In millions)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Turnaround plan	$4.9	$22.4	$6.5	$25.7
Other	(0.2)	0.8	1.3	1.4
Total re-engineering charges	$4.7	$23.2	$7.8	$27.1

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

Refer to Note 5: Re-engineering Charges to the Consolidated Financial Statements in Item 1. Financial Statements for further information.

(Gain) Loss on Disposal of Assets

(Gain) loss on disposal of assets was a loss of $0.5 million and a gain of $13.9 million in the second quarters of 2021 and 2020, respectively, and gains of $8.2 million and $13.8 million in the respective year-to-date periods. The 2021 year-to-date gain included the sale of a manufacturing plant in France and the sale of the Avroy Shlain business. The 2020 quarter-to-date and year-to-date gain included the sale of a manufacturing and distribution facility in Australia.

(Gain) Loss on Debt Extinguishment

(Gain) Loss on debt extinguishment was a loss of $6.0 million and a gain of $40.0 million in the second quarters of 2021 and 2020, respectively, and a loss of $8.1 million and a gain of $40.0 million in the respective year-to-date periods. The Company made Term Loan repayments of $34.0 million and $67.2 million during the first and second quarter of 2021, respectively. The loss on debt extinguishment of $2.1 million and $6.0 million in the first and second quarter of 2021, respectively, was primarily due to costs incurred for the Term Loan repayments. During the second quarter ended June 27, 2020 the Company paid approximately $56.4 million for the purchase of Senior Notes with a face value of approximately $98.7 million which resulted in a pre-tax gain on debt extinguishment (including costs associated with the Senior Notes repurchase) of $40.0 million.

Interest Expense

Interest expense was $9.7 million and $12.1 million in the second quarters of 2021 and 2020, respectively, and $21.5 million and $22.3 million in the respective year-to-date periods. The decrease in interest expense is related to lower Credit Agreement borrowing costs, which was partially offset by higher amortization expense for the Term Loan unamortized debt issuance costs.

Interest Income

Interest income was $0.3 million and $0.2 million in the second quarters of 2021 and 2020, respectively, and $0.6 million and $0.7 million in the respective year-to-date periods. Interest income is related to the interest earned on the Company's cash balances.

Other (Income) expense, net

Other (income) expense, net was expense of $1.4 million and income of $8.0 million in the second quarters of 2021 and 2020, respectively, and expense of $1.2 million and income of $10.1 million in the respective year-to-date periods. The Company records foreign currency translation impacts and pension costs in this line item.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes was a provision of $23.5 million and $18.8 million in the second quarters of 2021 and 2020, respectively, and provision of $44.3 million and $18.3 million in the respective year-to-date periods. The effective tax rate was 39.8 percent and 22.8 percent in the second quarters of 2021 and 2020, respectively. The change in the effective tax rate, was primarily due to:

•non-recurring gain from debt extinguishment in the second quarter of 2020 that was offset with previously reserved assets
•continued unfavorable losses in 2021 as compared to 2020 in the United States that currently have no tax benefit, and an unfavorable adjustment related to a continued limitation of interest expense deductions requiring a valuation allowance
•change in jurisdictional mix of earnings

Refer to Note 6: Income Taxes to the Consolidated Financial Statements in Item 1. Financial Statements for further information.

Net Income (Loss)

Net income (loss) was income of $35.6 million and $63.8 million in the second quarters of 2021 and 2020, respectively, and income of $80.9 million and $56.0 million in the respective year-to-date periods. See above discussion for the main drivers of changes in net income (loss). A more detailed discussion of the results by segment is included in the segment results section below.

Segment Results

International operations generated 89.6 percent and 88.0 percent of sales in the second quarters of 2021 and 2020, respectively, and 89.6 percent and 90.0 percent in the respective year-to-date periods. These units generated 98.1 percent and 91.8 percent of segment profit in the second quarters of 2021 and 2020, respectively, and 98.2 percent and 95.4 percent in the respective year-to-date periods. The sale of beauty products generated 12.0 percent and 12.8 percent of sales in the second quarters of 2021 and 2020, respectively, and 12.0 percent and 13.5 percent in the respective year-to-date periods.

The Company continues focusing on its core business while considering strategic alternatives for non-core assets, including potential divestitures of its beauty and personal care products businesses. During 2020, the beauty businesses in total generated $233.9 million in net sales and $15.4 million in operating income. The Company sold the Avroy Shlain beauty business for net cash of $30.5 million in February 2021. In 2021, the Company will continue to assess opportunities to divest non-core assets.

See segment results discussion below for COVID-19 impact on each segment's net sales and profit in the second quarter of 2021. While the duration and severity of this pandemic continues to be uncertain, the Company currently expects that its results of operations in the third quarter of 2021 may also be impacted by COVID-19. The Company continues to monitor the effects of COVID-19 on its segment net sales and profit and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic.

Asia Pacific

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 26, 2021	Jun 27, 2020	Amount	Percent		Amount	Percent	Jun 26, 2021	Jun 27, 2020
Net sales	$124.6	$134.4	$(9.8)	(7)%	$9.6	$(19.4)	(14)%	27%	34%
Segment profit	$28.8	$34.4	$(5.6)	(16)%	$2.9	$(8.5)	(23)%	32%	46%
Segment profit as percent of net sales	23.1%	25.6%	N/A	(2.5) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	26 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 26, 2021	Jun 27, 2020	Amount	Percent		Amount	Percent	Jun 26, 2021	Jun 27, 2020
Net sales	$249.9	$254.8	$(4.9)	(2)%	$17.7	$(22.6)	(8)%	27%	33%
Segment profit	$59.5	$51.7	$7.8	15%	$3.8	$4.0	7%	32%	49%
Segment profit as percent of net sales	23.8%	20.3%	N/A	3.5 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $124.6 million and $134.4 million in the second quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales decreased $19.4 million or 14 percent, primarily due to:

•Australia and New Zealand mainly from lower Sales Force activity and delays in product shipment due to the relocation of its warehouse
•China, from a net reduction in studio openings and lower productivity from a shift to mid-priced products from premium priced products due to lower consumer spending trends
•Indonesia, mainly from disruption of Sales Force activities and lower consumer spending, negatively impacted by COVID-19
•partially offset by Malaysia and Singapore, mainly from a more active and productive Sales Force

The COVID-19 impact to net sales is estimated at negative 2 percent in the second quarter of 2021. Excluding the estimated impact of COVID-19 from the second quarters of 2021 and 2020, net sales would have decreased 19%. The average impact of higher prices was approximately 5 percent in the second quarter of 2021 compared with 2020.

Segment profit was $28.8 million and $34.4 million in the second quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit decreased $8.5 million, primarily due to:

•China, from lower sales volume and lower gross margin from change in product mix, partially offset by fixed cost reductions
•Indonesia, driven by lower sales volume
•higher allocation of corporate expenses primarily due to investments in marketing and digital talent, infrastructure and systems needs to support the growth strategy, and investments in optimizing the global tax structure
•partially offset by impact of higher sales volume, mainly from Malaysia and Singapore

Net sales were $249.9 million and $254.8 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. Excluding foreign exchange impact, sales decreased $22.6 million or 8 percent, due to factors largely mirroring those of the quarter.

Segment profit was $59.5 million and $51.7 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. Excluding foreign exchange impact, segment profit increased $4.0 million, due to factors largely mirroring those of the quarter.

The Chinese Renminbi had the most meaningful impact on the second quarter 2021 net sales and profit comparisons.

Europe

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 26, 2021	Jun 27, 2020	Amount	Percent		Amount	Percent	Jun 26, 2021	Jun 27, 2020
Net sales	$114.4	$90.8	$23.6	26%	$7.4	$16.2	17%	25%	23%
Segment profit	$19.1	$10.9	$8.2	75%	$0.9	$7.3	61%	21%	15%
Segment profit as percent of net sales	16.7%	12.0%	N/A	4.7 pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	26 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 26, 2021	Jun 27, 2020	Amount	Percent		Amount	Percent	Jun 26, 2021	Jun 27, 2020
Net sales	$241.3	$196.5	$44.8	23%	$14.5	$30.3	14%	26%	25%
Segment profit	$51.6	$13.4	$38.2	+	$0.9	$37.3	+	28%	13%
Segment profit as percent of net sales	21.4%	6.8%	N/A	14.6 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $114.4 million and $90.8 million in the second quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $16.2 million or 17 percent, primarily due to:

•Germany and Greece, due to increased Sales Force activity
•Iberia, from a more active and productive Sales Force
•South Africa, driven by higher recruiting and a more active Sales Force as the country was in partial lockdown during the second quarter of 2020 as a result of COVID-19
•partially offset by the divestiture of the Avroy Shlain business in the first quarter of 2021

The COVID-19 impact to net sales is estimated at negative 3 percent in the second quarter of 2021. Excluding the estimated impact of COVID-19 and the divestiture of the Avroy Shlain beauty business from the second quarters of 2021 and 2020, net sales would have increased 2%. The average impact of higher prices was approximately 3 percent in the second quarter of 2021 compared with 2020.

Segment profit was $19.1 million and $10.9 million in the second quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit increased $7.3 million, primarily due to:

•impact from higher sales volume
•higher gross margin as a result of lower manufacturing costs
•lower allowance for credit losses, mainly in France and Germany
•higher allocation of corporate expenses primarily due to investments in marketing and digital talent, infrastructure and systems needs to support the growth strategy, and investments in optimizing the global tax structure

Net sales were $241.3 million and $196.5 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. Excluding foreign exchange impact, sales increased $30.3 million or 14 percent, due to factors largely mirroring those of the quarter.

Segment profit was $51.6 million and $13.4 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. Excluding foreign exchange impact, segment profit increased $37.3 million, due to factors largely mirroring those of the quarter and to ongoing benefits from the implementation of right-sizing initiatives related to the Turnaround Plan.

The Euro had the most meaningful impact on the second quarter 2021 net sales and profit comparisons.

North America

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 26, 2021	Jun 27, 2020	Amount	Percent		Amount	Percent	Jun 26, 2021	Jun 27, 2020
Net sales	$155.8	$124.0	$31.8	26%	$9.1	$22.7	17%	33%	31%
Segment profit	$19.6	$18.7	$0.9	4%	$1.4	$(0.5)	(3)%	22%	25%
Segment profit as percent of net sales	12.6%	15.1%	N/A	(2.5) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	26 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 26, 2021	Jun 27, 2020	Amount	Percent		Amount	Percent	Jun 26, 2021	Jun 27, 2020
Net sales	$302.3	$225.3	$77.0	34%	$10.4	$66.6	28%	33%	29%
Segment profit	$37.3	$25.2	$12.1	48%	$1.7	$10.4	39%	21%	24%
Segment profit as percent of net sales	12.3%	11.2%	N/A	1.1 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $155.8 million and $124.0 million in the second quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $22.7 million or 17 percent, primarily due to:

•Fuller Mexico and Tupperware Mexico, from higher recruiting and Sales Force activity
•the United States and Canada, reflecting higher productivity, and leveraging of digital tools

The COVID-19 impact to net sales is immaterial in the second quarter of 2021. Excluding the estimated impact of COVID-19 from the second quarters of 2021 and 2020, net sales would have increased 19%. The average impact of higher prices was approximately 2 percent in the second quarter of 2021 compared with 2020.

Segment profit was $19.6 million and $18.7 million in the second quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit decreased $0.5 million, primarily due to:

•Fuller Mexico and Tupperware Mexico, mainly from higher promotional and freight expenses
•the United States and Canada, from higher distribution costs, reflecting an increase in the number of orders shipped, a change in order profile, and freight surcharges, and to higher Sales Force commission expenses
•higher allocation of corporate expenses primarily due to investments in marketing and digital talent, infrastructure and systems needs to support the growth strategy, and investments in optimizing the global tax structure
•partially offset by higher sales volume and gross margin

Net sales were $302.3 million and $225.3 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. Excluding foreign exchange impact, sales increased $66.6 or 28%, due to factors largely mirroring those of the quarter.

Segment profit was $37.3 million and $25.2 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. Excluding foreign exchange impact, segment profit increased $10.4 million, due to:

•higher sales volume, mainly related to Fuller Mexico and Tupperware Mexico
•higher gross margin
•partially offset by higher distribution costs, mainly in the United States and Canada, higher promotion and commission expenses, and to higher allocation of corporate expenses primarily due to investments in marketing and digital talent, infrastructure and systems needs to support the growth strategy, and investments in optimizing the global tax structure

The Mexican Peso had the most meaningful impact on the second quarter 2021 net sales and profit comparisons.

South America

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 26, 2021	Jun 27, 2020	Amount	Percent		Amount	Percent	Jun 26, 2021	Jun 27, 2020
Net sales	$69.9	$48.2	$21.7	45%	$(1.2)	$22.9	48%	15%	12%
Segment profit	$22.3	$11.3	$11.0	97%	$(0.7)	$11.7	+	25%	15%
Segment profit as percent of net sales	31.9%	23.4%	N/A	8.5 pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	26 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 26, 2021	Jun 27, 2020	Amount	Percent		Amount	Percent	Jun 26, 2021	Jun 27, 2020
Net sales	$131.5	$96.7	$34.8	36%	$(9.5)	$44.3	51%	14%	13%
Segment profit	$33.9	$14.3	$19.6	+	$(1.0)	$20.6	+	19%	14%
Segment profit as percent of net sales	25.8%	14.8%	N/A	11.0 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $69.9 million and $48.2 million in the second quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $22.9 million or 48 percent, primarily due to:

•Argentina, from increased Sales Force activity and productivity and from higher prices due to inflation
•Brazil, reflecting higher Sales Force activity and productivity, partially offset by lower recruiting

The COVID-19 impact to net sales is estimated at negative 4 percent in the second quarter of 2021. Excluding the estimated impact of COVID-19 from the second quarters of 2021 and 2020, net sales would have increased 47%. The average impact of higher prices was approximately 0 percent in the second quarter of 2021 compared with 2020.

Segment profit was $22.3 million and $11.3 million in the second quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit increased $11.7 million, primarily due to:

•Argentina, from higher sales volume, partially offset by higher operating expenses due to inflation
•Brazil, from reversal of certain non-income tax reserves and higher sales volume, partially offset by higher distribution costs and higher allowance for credit losses
•partially offset by higher allocation of corporate expenses higher allocation of corporate expenses primarily due to investments in marketing and digital talent, infrastructure and systems needs to support the growth strategy, and investments in optimizing the global tax structure

Net sales were $131.5 million and $96.7 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. Excluding foreign exchange impact, sales increased $44.3 million or 51 percent, due to factors largely mirroring those of the quarter.

Segment profit was $33.9 million and $14.3 million in the year-to-date periods ended June 26, 2021 and June 27, 2020, respectively. Excluding foreign exchange impact, segment profit increased $20.6 million, due to factors largely mirroring those of the quarter.

The Argentina Peso had the most meaningful impact on the second quarter 2021 net sales and profit comparisons.

Financial Condition

Liquidity and Capital Resources

The Company's net working capital position increased by $22.0 million compared with the end of 2020. Excluding foreign exchange impact, net working capital increased $14.0 million, primarily reflecting:

•a $51.3 million increase in inventory due to changes in net sales and higher anticipated demand,
•a $38.5 million decrease in accounts payable and accrued liabilities
•a $21.5 million increase in non-trade accounts receivable, net due to increase in Mexico income tax and value added tax receivable, and to an increase in the net hedge receivable position
•partially offset by an $85.4 million increase in short-term borrowings, net of cash and cash equivalents, due to an increase in borrowings under the Credit Agreement

On February 26, 2020, S&P downgraded the Company’s credit rating from BB+ to B and placed all of its ratings on Credit Watch with negative implication. On February 27, 2020 Moody’s downgraded the Company’s credit rating from Baa3 to B1. Subsequent to those dates, the Company’s credit ratings have changed further by S&P and Moody’s, with S&P’s rating of the Company currently at B with a positive outlook, and Moody’s rating of the Company currently at B3 with a stable outlook. If the Company faces downgrades in its credit rating, the Company could also experience further strains on its liquidity and capital resources, higher cost of capital and decreased access to capital markets.

Debt Summary

The debt portfolio consisted of:

	As of
(In millions)	June 26, 2021	December 26, 2020
Term loan	$173.8	$275.0
Credit agreement	468.1	423.3
Finance leases (a)	2.5	3.3
Unamortized debt issuance costs	(9.3)	(18.3)
Total debt	$635.1	$683.3

Current debt and finance lease obligations	$469.6	$424.7
Long-term debt and finance lease obligations	165.5	258.6
Total debt	$635.1	$683.3
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

Term loan prepayments made were as follows:

(In millions)	Term Loan
Balance at December 26, 2020	$275.0

Term loan prepayment on February 28, 2021 (a)	34.0
Term loan prepayment on May 14, 2021 (b)	9.0
Term loan prepayment on June 21, 2021 (c)	58.2
Total term loan prepayment amount	$101.2

Balance at June 26, 2021	$173.8
____________________
(a)    Includes a 1.0% prepayment premium of $0.3 million.
(b)    Includes a 1.0% prepayment premium of $0.1 million.
(c)    Includes a 3.0% prepayment premium of $1.7 million.

The Company expensed unamortized deferred debt issuance costs related to this prepayment in the (gain) loss on debt extinguishment line item. The loss on debt extinguishment was calculated as follows:

	13 weeks ended	26 weeks ended
(In millions)	June 26, 2021	June 27, 2020
Term loan retirement amount	$67.2	$101.2
Less: Term loan prepayment amount	67.2	101.2
Less: Costs incurred	6.0	8.1
Loss on debt extinguishment (pre-tax)	$(6.0)	$(8.1)

Basic earnings (loss) per share from loss on debt extinguishment (pre-tax)	$(0.12)	$(0.16)

Credit Agreement

On March 29, 2019, the Company and its wholly owned subsidiaries, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated their multicurrency Credit Agreement (as further amended via an Amendment No. 1 dated August 28, 2019, the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaced the credit agreement dated September 11, 2013, and as amended (the “Old Credit Agreement”), and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed credit facility in an aggregate amount of $650.0 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50.0 million of the Facility Amount, and (iii) a swingline facility, available up to $100.0 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325.0 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million), subject to certain conditions. Total Credit Agreement borrowings included Euro denominated debt of $96.6 million and $160.3 million as of June 26, 2021 and December 26, 2020, respectively.

Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the LIBOR or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in United States Dollars with a maturity of one month plus 1.0 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in United States Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of June 26, 2021, the Company had a weighted average interest rate of 1.70 percent with a base rate spread of 163 basis points on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.

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

At June 26, 2021, the Company had $205.3 million of unused lines of credit, including $163.7 million under the committed, secured Credit Agreement, and $41.6 million available under various uncommitted lines around the world.

Senior Notes

The Company had $600.0 million aggregate principal amount of 4.75% senior notes (the “Senior Notes”) outstanding as of March 28, 2020. The Senior Notes were to mature on June 1, 2021. The Senior Notes were issued under an indenture, by and among the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee.

During the second, third, and fourth quarters of 2020 the Company retired its Senior Notes in the aggregate principal amount of $600.0 million through tender offers, open-market purchases, and redemption by using cash on hand and the proceeds from the Term Loan received in December 2020. The Company recognized a gain on debt extinguishment of $40.0 million, $9.9 million and a loss on debt extinguishment of $9.7 million in the second, third, and fourth quarters of 2020, respectively.

Cash

The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes a cash and cash equivalents balance of $107.3 million as of June 26, 2021, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents balance as of June 26, 2021 includes $106.7 million held by foreign subsidiaries. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than deferred tax liability of $11.0 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no United States federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.

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

Cash Flow Activity

	26 weeks ended
(In millions)	June 26, 2021	June 27, 2020
Net cash provided by operating activities	$1.4	$45.3
Net cash provided by (used in) investing activities	$23.9	$1.8
Net cash provided by (used in) financing activities	$(55.7)	$(40.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(5.4)	$(8.6)
Net change in cash, cash equivalents and restricted cash	$(35.8)	$(2.4)

Operating Activities

Net cash from operating activities was an inflow of $1.4 million and $45.3 million in the year-to-date period ended June 26, 2021 and June 27, 2020, respectively. The net unfavorable comparison was primarily due to:

•an increase in inventory due to changes in net sales and due to higher anticipated demand
•lower accrued liabilities from lower deferred revenue, primarily in the United States and Canada, and lower management incentive bonus accruals due to payment of the 2020 bonus in 2021
•higher cash tax payments due to the absence of the 2020 tax payment deferrals in connection with COVID-19
•partially offset by higher segment profit

Investing Activities

During the year-to-date period ended June 26, 2021, the Company had $17.3 million of capital expenditures primarily consisting of:

•$9.2 million related to molds used in the manufacturing of products
•$6.1 million related to machinery and equipment
•$1.6 million related to global information technology projects
•$0.4 million related to buildings and improvement including land development near the Company headquarters in Orlando, Florida

During the year-to-date period ended June 26, 2021, the Company had $41.2 million proceeds from the sale of long-term assets primarily consisting of:

•$30.5 million from the sale of Avroy Shlain beauty business
•$9.4 million from the sale of a manufacturing plant in France

During the year-to-date period ended June 27, 2020, the Company had $14.1 million of capital expenditures primarily consisting of:

•$5.7 million related to molds used in the manufacturing of products
•$4.8 million related to global information technology projects
•$3.1 million related to buildings and improvements, and other machinery and equipment
•$0.5 million primarily related to land development near the Company headquarters in Orlando, Florida

During the year-to-date period ended June 27, 2020, the Company had $15.9 million proceeds from the sale of long-term assets.

Financing Activities

During the year-to-date period ended June 26, 2021, the Company had $55.7 million of outflow primarily consisting of:

•$101.2 million outflow related to repayments for the Term Loan
•partially offset by $49.6 million inflow related to short term debt

During the year-to-date period ended June 27, 2020, the Company had $40.9 million of outflow primarily consisting of:

•$56.4 million outflow related to repayments for the Senior Notes
•partially offset by $17.8 million related to short term debt

Dividends

The Company suspended its dividend beginning in the fourth quarter of 2019.

Stock Repurchases

Open market stock repurchases by the Company were permitted under an authorization that ran through February 1, 2020 and allowed up to $2.0 billion to be spent and was not extended. Since 2007, the Company has spent $1.39 billion to repurchase 23.8 million shares under this program. On June 21, 2021 the Company’s board of directors authorized stock repurchases of up to $250.0 million of the Company’s common stock. No stock repurchases were done after 2018.

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period ended June 26, 2021 and June 27, 2020, 101,005 and 1,699 shares were retained to fund withholding taxes, totaling $2.9 million and $0.1 million, respectively.

New Pronouncements

Refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 1. Financial Statements for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company may be impacted by interest rate changes on its borrowings. The Company accesses the short-term and long-term markets to obtain financing. Access to, and the availability of acceptable terms and conditions of such financing are impacted by many factors, including: credit ratings, liquidity and volatility of the overall capital markets and the current state of the economy. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.

Interest Rate Risk

Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of four different base rates, plus an applicable spread. The Company generally selects LIBOR as its base rate. As of June 26, 2021, the Company had a weighted average interest rate of 1.70 percent with a base rate spread of 163 basis points on its United States Dollar and Euro denominated LIBOR/EURIBOR-based borrowings under the Credit Agreement.

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

As of June 26, 2021, the Company had total borrowings of $468.1 million outstanding under its Credit Agreement, with $96.6 million denominated in Euro. If short-term interest rates varied by 10 percent, which in the Company’s case would mean short duration United States Dollar and Euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

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

While the Company’s derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges was an outflow of $5.0 million and an inflow of $3.9 million, in the year-to-date periods ended June 26, 2021 and June 27, 2020.

The United States Dollar equivalent of the Company’s most significant net open forward contracts as of June 26, 2021 were to purchase Japanese Yen worth $13.0 million, United States Dollars worth $11.2 million and to sell Canadian Dollars worth $13.7 million and Euros worth $11.2 million. In agreements to sell foreign currencies in exchange for United States Dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for United States Dollars. The notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of June 26, 2021, the Company had a net derivative asset of $0.3 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company’s cash flow upon the settlement of its forward contracts.

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

Commodity Price Risk

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Company products, and the Company estimates that 2021 cost of sales will include approximately $158.3 million for the cost of resin in the Tupperware brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, the Company estimates that a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by approximately $15.8 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.

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
•the Company's ability to remediate the material weaknesses identified in connection with the assessment of internal control over financial reporting for the fiscal year ended December 26, 2020, as well as the reasonable possibility that, until such material weaknesses are remediated, the material weaknesses could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected;
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
•other risks discussed in Part I, Item 1A, Risk Factors, of the Company’s 2020 Form 10-K, Form 10-K/A and Forms 10-Q, as well as the Company’s Consolidated Financial Statements, Notes to Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company’s other filings with the SEC.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of such date due to material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As discussed in Item 8. Financial Statements and Supplementary Data to the Consolidated Financial Statements in the Company’s 2020 Form 10-K/A filed on August 5, 2021 (the "Form 10-K/A"), the Company determined that it should not have concluded that certain adjustments recognized in the third quarter of 2019 were changes in estimates. New facts, information and data, that were first understood by management in the second quarter of 2021, resulted in management reassessing such 2019 adjustments and concluding that these adjustments were misstatements as a result of management override at Fuller Mexico. As discussed in Item 9A of the Form 10-K/A, management also reassessed its conclusion on the effectiveness of internal control over financial reporting and determined the following material weaknesses exist at December 26, 2020, March 27, 2021 and June 26, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified material weaknesses in the control environment at its Mexico operations; specifically, with respect to information technology general controls, the Company did not maintain effective user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications and data to appropriate Company personnel at Tupperware Mexico; and there was override by local management of certain internal controls at the Tupperware Mexico and Fuller Mexico locations resulting in immaterial misstatements in net sales, accounts receivable, inventories, and accrued liabilities during the fiscal years ended 2020, 2019 and 2018 and each of the interim periods in those annual periods. Additionally, it is reasonably possible that these material weaknesses could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Based on these material weaknesses, management concluded that the Company's internal control over financial reporting was not effective at December 26, 2020, March 27, 2021 and June 26, 2021.

Remediation

During 2020 and the second quarter of 2021, the Company was able to remediate a number of control deficiencies related to the Tupperware Mexico location material weakness, in the areas of segregation of duties and user access, information technology configurations and settings, and information technology general controls.

During 2020, the Company has implemented remedial actions related to override of controls by local management at the Tupperware Mexico and Fuller Mexico locations as indicated below:

•Termination of employees;
•Restructuring of employee organizational structure and reporting lines;
•Town-hall trainings in Mexico; and
•Hiring of new global director of compliance in the second quarter of 2021, based in Mexico.

As the Company’s management continues to remediate the material weaknesses, the Company will take additional measures to address the un-remediated control deficiencies or may modify some of the remediation measures to improve the design and/or operating effectiveness of those controls. These material weaknesses will not be considered remediated, however, until the applicable remediated controls are designed, implemented, and operating effectively for a sufficient period of time. The Company expects that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2021, as previously communicated.

Changes in Internal Control Over Financial Reporting

There were changes in the Company's internal control over financial reporting during the second quarter of 2021 as described above that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. While the Company's motion to dismiss the complaint was granted on January 25, 2021, the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the amended complaint on April 2, 2021, and the motion to dismiss was fully briefed on June 7, 2021. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

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

The United States Securities and Exchange Commission (“SEC”) is conducting an inquiry into our accounting practices relating to the Company’s Tupperware Mexico and Fuller Mexico locations. As disclosed in the Annual Report on Form 10-K filed on March 10, 2021 and Form 10-K/A filed on August 5, 2021 for the year ended December 26, 2020 and in Item 4. Controls and Procedures of Part I of this report, the Company has concluded that there are material weaknesses in internal control over financial reporting relating to such locations and the Mexico operations. The Company is fully cooperating with this SEC inquiry. As it is ongoing, the Company is unable to predict how long the inquiry will continue or whether, at its conclusion, the SEC will bring an enforcement action against the Company and, if it does, what fines or other remedies it may seek. Furthermore, publicity surrounding the inquiry or any enforcement action that may result from it could have an adverse impact on our reputation, business, financial condition, results of operations and cash flows.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, Risk Factors in the 2019 Form 10-K for information concerning risk factors. The Company is adding the following risk factors as set forth below.

The following risk factor should be read in conjunction with, and supplement, the risk factors set forth in Part I, Item 1A, Risk Factors of the 2020 Form 10-K and the Form 10-K/A. Before making an investment in the Company’s securities, investors should carefully consider the risks discussed below, together with the other information in this Report, including the sections entitled “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other reports and materials filed by the Company with the SEC. Additional risks and uncertainties not presently known by the Company or that are currently deemed immaterial may also impair the Company’s business operations. If any of these risks actually occur, the Company’s business, financial condition and results of operations could be materially affected.

Technology and Cyber-Security

The Company relies extensively on information technology systems to conduct its business, some of which are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, receiving orders and shipping product to customers, billing customers and receiving and applying payments, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing certain customer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company’s business. Current and increased information technology security threats, and current and more sophisticated computer crime, including advanced persistent threats, pose a risk to the security of the information technology systems, networks, and services of the Company, its customers and other business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and other business partners. Furthermore, the risk of a cybersecurity incident is heightened as more of the Company's employees work remotely. As a result, the Company’s information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. The Company has experienced various security threats and incidents, including, for example, email compromise events, malware, phishing, and non-compliance with internal security requirements and procedures, that have not had a material impact on the Company. Although the Company has business continuity plans in place, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches. Any business interruptions or data security breaches, including cyber-security breaches resulting in private data disclosure, could result in lawsuits or regulatory proceedings, damage the Company’s reputation or adversely impact the Company’s results of operations, cash flows and financial condition. While the Company maintains insurance coverage that could cover some of these types of issues, the coverage has limitations and includes deductibles such that it may not be adequate to offset losses incurred.

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
Item 5. Other Information

Not applicable.

Item 6. Exhibits
(a) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Registrant as amended May 4, 2021 (Attached as Exhibit 3.2 to Form 10-Q, filed with the Commission on May 5, 2021 and incorporated herein by reference).

10.1	Sixth Amendment to Contract for Sale and Purchase of Real Property, dated as of July 9, 2021, by and among the Sellers and O'Connor Management LLC*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer**

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer**

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)*

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
Madeline Otero
Sr. Vice President, Finance & Chief Accounting Officer (Principal Accounting Officer)
Orlando, Florida
August 5, 2021