Form 10-Q
period 2021-09-25
TUPPERWARE BRANDS CORP
filed 2021-11-04
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 13 weeks ended September 25, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of November 1, 2021, 48,880,241 shares of the common stock, $0.01 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$376.9	$423.7	$1,207.4	$1,109.5
Cost of products sold	129.0	132.5	380.0	362.1
Gross profit	247.9	291.2	827.4	747.4

Selling, general and administrative expense	190.7	205.7	620.5	608.7
Re-engineering charges	1.8	3.9	9.7	29.6
(Gain) loss on disposal of assets	(1.7)	32.3	(8.9)	18.5
Operating income (loss)	57.1	49.3	206.1	90.6

(Gain) Loss on debt extinguishment	—	(9.9)	8.1	(49.9)
Interest expense	8.2	8.2	29.7	30.5
Interest income	(0.3)	(0.3)	(0.9)	(1.0)
Other (income) expense, net	1.2	—	0.8	(10.7)
Income (loss) from continuing operations before income taxes	48.0	51.3	168.4	121.7

Provision (benefit) for income taxes	(12.4)	21.9	32.2	38.7
Income (loss) from continuing operations	60.4	29.4	136.2	83.0

Income (loss) from discontinued operations before income taxes	4.3	6.3	8.1	10.3
Gain (loss) on held for sale assets and dispositions	(148.1)	—	(147.1)	—
Provision (benefit) for income taxes	2.7	1.3	2.4	2.9
Income (loss) on discontinued operations	(146.5)	5.0	(141.4)	7.4

Net income (loss)	$(86.1)	$34.4	$(5.2)	$90.4

Basic earnings (loss) from continuing operations - per share	$1.22	$0.60	$2.75	$1.69
Basic earnings (loss) from discontinued operations per share	$(2.97)	$0.10	$(2.85)	$0.15
Basic earnings (loss) per share - Total	$(1.75)	$0.70	$(0.10)	$1.84

Diluted earnings (loss) from continuing operations - per share	$1.14	$0.56	$2.56	$1.62
Diluted earnings (loss) from discontinued operations - per share	$(2.77)	$0.09	$(2.66)	$0.14
Diluted earnings (loss) per share - Total	$(1.63)	$0.65	$(0.10)	$1.76

Basic weighted-average shares	49.4	49.1	49.5	49.0
Diluted weighted-average shares	52.8	53.1	53.1	51.5

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income (loss)	$(86.1)	$34.4	$(5.2)	$90.4

Other comprehensive income (loss):
Foreign currency translation adjustments	(2.9)	1.0	4.4	(69.8)
Deferred gain (loss) on cash flow hedges, net of tax	0.2	(1.3)	0.3	3.2
Pension and other post-retirement benefit (costs), net of tax	1.0	1.5	3.1	2.6
Other comprehensive income (loss)	(1.7)	1.2	7.8	(64.0)

Total comprehensive income (loss)	$(87.8)	$35.6	$2.6	$26.4

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions, except share amounts)	September 25, 2021	December 26, 2020
Assets
Cash and cash equivalents	$123.8	$134.1
Accounts receivable, net	93.0	95.9
Inventory, net	265.3	211.0
Non-trade accounts receivable, net	37.8	23.4
Prepaid expenses and other current assets	30.3	27.9
Current assets held for sale	9.1	53.8
Total current assets	559.3	546.1

Deferred tax assets, net	212.4	172.3
Property, plant and equipment, net	166.8	188.7
Operating lease assets	81.0	91.0
Long-term receivables, net	6.7	12.4
Trade names, net	11.0	11.7
Goodwill	51.7	54.0
Other assets, net	98.2	97.9
Assets held for sale	20.6	45.8
Total assets	$1,207.7	$1,219.9

Liabilities And Shareholders' Equity
Accounts payable	$102.1	$116.3
Current debt and finance lease obligations	512.4	424.7
Accrued liabilities	277.8	321.3
Current liabilities held for sale	128.6	47.4
Total current liabilities	1,020.9	909.7

Long-term debt and finance lease obligations	166.0	258.6
Operating lease liabilities	61.1	66.1
Other liabilities	171.8	176.3
Liabilities held for sale	11.2	13.9
Total liabilities	1,431.0	1,424.6

Commitments and contingencies (Note 19)
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	218.5	215.5
Retained earnings	1,115.8	1,161.6
Treasury stock, 14,726,849 and 14,312,853 shares, respectively, at cost	(880.1)	(896.5)
Accumulated other comprehensive loss	(678.1)	(685.9)
Total shareholders' equity (deficit)	(223.3)	(204.7)

Total liabilities and shareholders' equity	$1,207.7	$1,219.9

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,161.6	$(685.9)	$(204.7)
Net income (loss)	—	—	—	—	—	45.3	—	45.3
Other comprehensive income (loss)	—	—	—	—	—	—	5.3	5.3
Stock and options issued for incentive plans	—	—	(0.3)	19.1	(0.2)	(18.1)	—	0.8
March 27, 2021	63.6	0.6	14.0	(877.4)	215.3	1,188.8	(680.6)	(153.3)
Net income (loss)	—	—	—	—	—	35.6	—	35.6
Other comprehensive income (loss)	—	—	—	—	—	—	4.2	4.2
Stock and options issued for incentive plans	—	—	(0.3)	22.1	0.9	(22.3)	—	0.7
June 26, 2021	63.6	$0.6	13.7	$(855.3)	$216.2	$1,202.1	$(676.4)	$(112.8)
Net income (loss)	—	—	—	—	—	(86.1)	—	(86.1)
Other comprehensive income (loss)	—	—	—	—	—	—	(1.7)	(1.7)
Repurchase of common stock	—	—	1.0	(25.0)	—	—	—	(25.0)
Stock and options issued for incentive plans	—	—	—	0.2	2.3	(0.2)	—	2.3
September 25, 2021	63.6	0.6	14.7	(880.1)	218.5	1,115.8	(678.1)	(223.3)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
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

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(In millions)	September 25, 2021		September 26, 2020
Operating Activities
Net income (loss)	$(5.2)		$90.4
Less: (Income) loss from discontinued operations	141.4	—	(7.4)
Income from continuing operations	$136.2		$83.0

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29.2		31.1
Unrealized foreign exchange (gain) loss	—		0.7
Stock-based compensation	6.2		6.8
Amortization of deferred debt issuance costs	4.1		1.4
(Gain) loss on disposal of assets	(9.9)		19.1
Provision for credit losses	3.8		11.9
(Gain) loss on debt extinguishment	8.1		(49.9)
Write-down of inventories	9.2		8.2
Net change in deferred taxes	(37.5)		(2.2)
Net cash impact from hedging activity	(4.2)		(0.6)
Other	(0.2)		0.3
Changes in assets and liabilities:
Accounts receivable	1.3		(26.1)
Inventories	(70.1)		3.9
Non-trade accounts receivable	(13.7)		2.1
Prepaid expenses	(4.2)		(6.5)
Other assets	(0.9)		(0.7)
Accounts payable and accrued liabilities	(39.0)		30.6
Income taxes payable	(1.5)		3.0
Other liabilities	(13.3)		(3.7)
Net cash provided by (used in) operating activities	$3.6		$112.4

Investing Activities
Capital expenditures	(25.1)		(20.5)
Proceeds from disposal of assets	14.1		16.4
Net cash provided by (used in) investing activities	$(11.0)		$(4.1)

Financing Activities
Term loan repayment	(101.2)		—
Senior notes repayment	—		(163.9)
Net increase (decrease) in short-term debt	94.4		100.3
Debt issuance costs payment	(2.2)		(2.0)
Finance lease repayments	(1.0)		(0.3)
Common stock repurchase	(25.0)		—
Cash payments of employee withholding tax for stock awards	(2.9)		(0.2)
Proceeds from exercise of stock options	0.5		—
Net cash provided by (used in) financing activities	$(37.4)		$(66.1)

Discontinued Operations
Cash used in operating activities	2.7		(0.6)
Cash provided by investing activities	30.5		0.1
Cash provided by (used in) discontinued operations	$33.2		$(0.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.4)		(6.5)
Net change in cash, cash equivalents and restricted cash	(18.0)		35.2
Cash, cash equivalents and restricted cash at beginning of year	150.5		126.1
Cash, cash equivalents and restricted cash at end of period (a)	$132.5		$161.3
(a) - includes $0.7 of cash on discontinued operations as of September 25, 2021
See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively the “Company” or “Tupperware”, with all intercompany transactions and balances having been eliminated. The Company prepared the unaudited Condensed Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary for a fair statement of results.

Certain information and note disclosures normally included in the financial statements prepared in conformity with GAAP for complete financial statements have been condensed or omitted as permitted by such rules and regulations. As such, the accompanying unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited 2020 Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 26, 2020. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.

Discontinued Operations

Discontinued operations include certain key brands of the Company’s beauty business including Avory Shlain, House of Fuller, Nutrimetics, and Nuvo. The Company completed the sale of Avroy Shlain in the first quarter of 2021,and as of the third quarter of 2021, has executed two letters of intent for House of Fuller and Nutrimetics. The Company is actively exploring strategic alternatives for Nuvo. The Company expects to complete the dispositions of House of Fuller, Nutrimetrics, and Nuvo in the next twelve months.

The Company has determined that these dispositions represent a strategic shift that will have a major effect on our results of operations. As such, reflected below are the results of the beauty businesses as discontinued operations including all comparative prior period information in these Condensed Consolidated Financial Statements. Certain costs previously allocated to the beauty business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. See Note 13, Held for Sale Assets and Discontinued Operations, for additional information.

Goodwill and Intangible Assets

The Company conducts goodwill impairment testing in the third quarter of each year or whenever indicators of impairment exists. If an indicator of impairment exists, the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. In the current period, the Company performed qualitative assessments for reporting units where no impairment indicators existed and a quantitative assessment for a reporting unit with declining performance. The Company concluded that there was no impairment based upon the assessments performed.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Condensed Consolidated Financial Statements, as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ materially from these estimates.

For the third quarter ended September 25, 2021, the impact on business activity brought about by the Coronavirus pandemic (“COVID-19”) remains present. As a result, many of the Company's estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.

COVID-19

Since early 2020, the Company has followed guidance from the Centers for Disease Control and Prevention ("CDC") and the World Health Organization ("WHO") on actions required by individuals and businesses following the declaration of COVID-19 as a pandemic. Since 2020 the pandemic has impacted worldwide economic activity and many governments have implemented policies intended to stop or slow the further spread of the disease. These policies, such as shelter-in-place orders, remained in place for a significant period of time, resulting in the temporary closure of schools and non-essential businesses. The Company has continued to respond by taking actions to keep employees protected, support the Company’s global independent distributors, directors, managers and dealers (the "Sales Force") and communities, and maintain business continuity.

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

New Accounting Pronouncements

Standards Recently Adopted

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans”, an amendment to existing guidance on disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Under the amendment, the entity is required to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures that no longer are considered cost beneficial. This guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted this guidance at the beginning of the first quarter of 2021 and the adoption did not have any material impact on its Condensed Consolidated Financial Statements.

Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, an optional guidance for a limited period of time to ease the transition from the London interbank offered rate (“LIBOR”) to an alternative reference rate. The ASU intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. The amendments should be applied on a prospective basis. The Company continues to evaluate the impact of the potential adoption of this amendment on its Condensed Consolidated Financial Statements.

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

Distribution costs were:

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Distribution costs	$32.5	$36.7	$113.2	$92.6

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

Promotional costs were:

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Promotional costs	$51.9	$68.6	$184.6	$181.1

Note 4: Incentive Compensation Plans

Stock Options

Stock option activity for 2021, under all of the Company's incentive plans, is summarized in the following table:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at December 26, 2020	4,074,398	$43.74
Granted	—	—
Expired / Forfeited	(632,007)	57.51
Exercised	(13,702)	37.16
Outstanding at September 25, 2021	3,428,689	$41.23	$18.7

Exercisable at September 25, 2021	2,356,437	$57.75	$—

The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2021 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Outstanding at December 26, 2020	4,954,342	$3.60
Time-vested shares granted	399,460	24.54
Performance and market shares granted	338,822	24.83
Performance and market share adjustments	11,045	5.90
Vested	(691,297)	4.63
Forfeited	(367,580)	8.64
Outstanding at September 25, 2021	4,644,792	$6.40

Stock-based compensation expense was:

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Stock options	$0.1	$0.3	$0.4	$0.8
Time, performance and market vested share awards	$2.2	$2.7	$5.8	$6.0

Unrecognized stock-based compensation expense and the weighted average years to recognize the unrecognized stock-based compensation was as follows:

As of
(In millions)	September 25, 2021
Unrecognized stock-based compensation expense	$20.5
Weighted average years to recognize the unrecognized stock-based compensation	2.4 years

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes.

Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	39 weeks ended
(In millions, except share amounts)	September 25, 2021	September 26, 2020
Shares retained to fund withholding taxes	102,019	11,187
Value of shares retained to fund withholding taxes	$2.9	$0.2

Note 5: Re-engineering Charges

Re-engineering charges are mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the “Turnaround Plan”). The key elements of the Turnaround Plan include: increasing the Company's right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. Re-engineering charges are primarily related to severance costs, outside consulting services, and facility costs. The Company expects re-engineering related expenses to continue through next year as the Turnaround Plan is completed.

Re-engineering charges were:

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Turnaround plan	$1.6	$3.4	$8.2	$27.7
Other	0.2	0.5	1.5	1.9
Total re-engineering charges	$1.8	$3.9	$9.7	$29.6

Total re-engineering charges by segments

Total re-engineering charges by segment were:

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Asia Pacific	0.5	—	2.1	3.8
Europe	1.1	(0.3)	4.0	13.2
North America	0.3	2.0	1.7	2.3
South America	—	2.2	0.2	2.5
Corporate	(0.1)	—	1.7	7.8
Total turnaround plan charges	$1.8	$3.9	$9.7	$29.6

The balance included in accrued liabilities related to the Turnaround Plan was:

	As of
(In millions)	September 25, 2021		December 26, 2020
Beginning balance	$18.7	0	$16.0
Provision	9.7	0	35.4
Adjustments and other charges	(0.1)	0	0.8
Currency translation adjustment	(0.2)	0	—
Cash expenditures:	—	0	—
Severance	(12.7)	0	(29.6)
Other	(5.2)	0	(3.9)
Ending balance	$10.2	0	$18.7

Note 6: Income Taxes

The effective tax rate was:

	13 weeks ended		39 weeks ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Effective tax rate	(25.8)%	42.7%	19.1%	31.8%

The change in the effective tax rate in the third quarters of 2021 and 2020, respectively, was primarily due to:

•favorable impact from utilization of previously valued deferred tax assets due to a tax policy change discussed further below,
•a favorable jurisdictional mix of earnings,
•non-recurring gain from debt extinguishment in 2020 that was offset with previously reserved assets

The Company made an election on its 2020 tax return to change its capitalization policy for tax purposes related to certain direct and indirect costs for inventory and self-constructed assets under IRC Section 263A. This method change will allow the Company to utilize a portion of its tax attributes in the U.S., primarily foreign tax credits, that were previously fully reserved.The non-recurring impact of the method change is a 2020 return to provision discrete benefit of $15.7 million, related to prior years, and an additional current year benefit of approximately $15 million from the release of valuation allowances that will be included in the annual effective tax rate for the year. This change only impacts a portion of the Company’s foreign tax credits and the Company will maintain a valuation allowance against the remaining balance of foreign tax credits.

Uncertain tax positions and related interest and penalties were:

	As of
(In millions)	September 25, 2021	December 26, 2020
Accrual for uncertain tax positions	$30.9	$15.3
Uncertain tax positions impacting effective tax rate if recognized	$26.2	$10.6
Interest and penalties related to uncertain tax positions	$4.0	$3.9

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

Note 7: Earnings (Loss) Per Share
Basic earnings (loss) per share - Total is calculated by dividing net income (loss) by the basic weighted-average shares. Diluted earnings (loss) per share - Total is calculated by also considering the impact of dilutive securities such as stock options, restricted shares, restricted stock units and performance share units on both net income (loss) and the basic weighted-average shares.

The elements of the earnings (loss) per share computations were as follows:

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Income (loss) from continuing operations	$60.4	$29.4	$136.2	$83.0
Income (loss) on discontinued operations	$(146.5)	$5.0	$(141.4)	$7.4
Net income (loss)	$(86.1)	$34.4	$(5.2)	$90.4

Basic weighted-average shares	49.4	49.1	49.5	49.0
Effect of dilutive securities	3.4	4.0	3.6	2.5
Diluted weighted-average shares	52.8	53.1	53.1	51.5

Basic earnings (loss) from continuing operations - per share	$1.22	$0.60	$2.75	$1.69
Basic earnings (loss) from discontinued operations per share	$(2.97)	$0.10	$(2.85)	$0.15
Basic earnings (loss) per share - Total	$(1.75)	$0.70	$(0.10)	$1.84

Diluted earnings (loss) from continuing operations - per share	$1.14	$0.56	$2.56	$1.62
Diluted earnings (loss) from discontinued operations - per share	$(2.77)	$0.09	$(2.66)	$0.14
Diluted earnings (loss) per share - Total	$(1.63)	$0.65	$(0.10)	$1.76

Excluded anti-dilutive shares	2.4	3.3	2.6	4.0

Note 8: Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign Currency Items (a) (d)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 26, 2020	$(648.4)	$0.2	$(37.7)	$(685.9)

Other comprehensive income (loss) before reclassifications	4.4	0.5	0.4	5.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	2.7	2.5
Other comprehensive income (loss)	4.4	0.3	3.1	7.8

Balance at September 25, 2021	$(644.0)	$0.5	$(34.6)	$(678.1)
____________________
(a)    Foreign currency item amounts reclassified from accumulated other comprehensive income (loss) impact the other (income) expense, net line item in the Condensed Consolidated Statements of Income (Loss).
(b) Cash flow hedge amounts reclassified from accumulated other comprehensive income (loss) impact the cost of products sold line item in the Condensed Consolidated Statements of Income (Loss). Also see additional information for cash flow hedges at Note 14: Derivative Financial Instruments and Hedging Activities.
(c) See additional information for pension and other post-retirement items at Note 18: Retirement Benefit Plans.
(d) Included in the ending balance as of September 25, 2021 is a $117.5 million of accumulated foreign currency losses that have been included in the calculation of the loss on assets held for sale and will reduce the accumulated foreign currency losses upon completion of the sales.

(In millions, net of tax)	Foreign Currency Items (a) (d)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 28, 2019	$(600.2)	$(2.4)	$(35.7)	$(638.3)

Other comprehensive income (loss) before reclassifications	(69.8)	6.0	1.0	(62.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.8)	1.6	(1.2)
Other comprehensive income (loss)	(69.8)	3.2	2.6	(64.0)

Balance at September 26, 2020	$(670.0)	$0.8	$(33.1)	$(702.3)
____________________
(a)    Foreign currency item amounts reclassified from accumulated other comprehensive income (loss) impact the other (income) expense, net line item in the Condensed Consolidated Statements of Income (Loss).
(b) Cash flow hedge amounts reclassified from accumulated other comprehensive income (loss) impact the cost of products sold line item in the Condensed Consolidated Statements of Income (Loss). Also see additional information for cash flow hedges at Note 14: Derivative Financial Instruments and Hedging Activities.
(c) See additional information for pension and other post-retirement items at Note 18: Retirement Benefit Plans.

Amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of:

	39 weeks ended
(In millions)	September 25, 2021	September 26, 2020
Cash flow hedges (gain) losses	$0.2	$(3.5)
Tax (benefit) provision	—	0.7
Amounts reclassified from accumulated other comprehensive income (loss) for cash flow hedges	$0.2	$(2.8)

Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of:

	39 weeks ended
(In millions)	September 25, 2021	September 26, 2020
Prior service (benefit) costs	$0.4	$(0.2)
Settlements (gains) losses	(1.4)	1.2
Actuarial (gains) losses	(2.6)	1.4
Tax (benefit) provision	0.9	(0.8)
Amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement items	$(2.7)	$1.6

Note 9: Cash, Cash equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include time deposits, certificates of deposit, or similar instruments. Any funds that the Company is legally restricted to withdraw, including compensating balances, are classified as restricted cash. Restricted cash is recorded in prepaid expenses and other current assets and in the other assets, net line items in the Condensed Consolidated Balance Sheet. A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents, and restricted cash at end of period in the Condensed Consolidated Statements of Cash Flows is as follows:

	As of
(In millions)	September 25, 2021	December 26, 2020
Cash and cash equivalents	$123.8	$134.1
Restricted cash	8.0	11.4
Cash, cash equivalents and restricted cash at end of period	$131.8	$145.5

Note 10: Accounts Receivable

The accounts receivable and allowance for credit losses balance was:

	As of
(In millions)	September 25, 2021	December 26, 2020
Account receivable	$122.0	$133.2
Allowance for credit losses	(29.0)	(37.3)
Accounts receivable, net	$93.0	$95.9

Note 11: Inventories

Inventories balance net of any inventory allowance was:

	As of
(In millions)	September 25, 2021	December 26, 2020
Finished goods	$203.3	$156.7
Work in process	32.2	27.3
Raw materials and supplies	29.8	27.0
Inventory, net	$265.3	$211.0

Note 12: Long-Term Receivables

The long-term receivables and allowance for long-term receivables balance was as follows:

	As of
(In millions)	September 25, 2021	December 26, 2020
Long-term receivables, gross	$36.2	$39.1

Beginning balance for allowance for long-term receivables	$(26.7)	$(13.9)
Write-offs	0.9	3.7
Recoveries	0.1	0.6
Provision (a)	(5.2)	(14.8)
Currency translation adjustment	1.4	(2.3)
Allowance for long-term receivables	$(29.5)	$(26.7)

Long-term receivables, net	$6.7	$12.4
____________________
(a)Provision includes $3.4 million and $8.3 million of reclassifications from allowance for credit losses as of September 25, 2021 and December 26, 2020, respectively.

Majority of long-term receivables from both active and inactive customers that are past due were reserved through the Company's allowance for credit losses. Long-term receivables, gross that were past due were:

	As of
(In millions)	September 25, 2021	December 26, 2020
Long-term receivables past due	$30.8	$30.9

Note 13: Held for Sale Assets and Discontinued Operations

Discontinued operations include certain key brands of the Company’s beauty business including Avory Shlain, House of Fuller, Nutrimetics, and Nuvo. The Company completed the sale of Avroy Shlain in the first quarter of 2021, and as of the third quarter of 2021, has executed two letters of intent for House of Fuller and Nutrimetics. The Company is actively exploring strategic alternatives for Nuvo. Our remaining beauty brand, NaturCare, does not qualify as held for sale and therefore is not included in discontinued operations as of third quarter 2021. The Company expects to complete the dispositions of House of Fuller, Nutrimetics, and Nuvo in the next twelve months.

The Company has determined that these dispositions represent a strategic shift that will have a major effect on its results of operations. As such, reflected below are the results of the beauty businesses as discontinued operations including all comparative prior period information in these Condensed Consolidated Financial Statements. Certain costs previously allocated to the beauty business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. In the third quarter of 2021, the Company recognized a loss on the classification of held for sale assets of House Fuller, Nutrimetics, and Nuvo of $148.1 million based on total expected proceeds less costs to sell. The loss primarily relates to currency translation losses of $139.8 million which remains in accumulated other comprehensive income. In connection with the loss, the Company recorded a contra-asset and liability on the balance sheet which will be derecognized and the related currency translation removed from accumulated other comprehensive income upon completion of the sales. Total loss from the disposal group is $147.1 million for the year to date period ended September 25, 2021, which includes the gain of $1.0 million previously recognized from the sale of Avroy Shlain in the first quarter of 2021.

Assets held for sale not part of discontinued operations includes $10.4 million of land asset comprising all of the remaining land in Orlando, Florida. As previously disclosed, the Company entered into a definitive purchase and sale agreement for this property on May 11, 2020 and, based on recent amendments to this agreement, expects to complete the disposition in the next twelve months. No gain or loss has been recognized associated with the land held for sale.

Financial Information of Discontinued Operations

The results of operations are presented as discontinued operations as summarized below:

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net Sales	$45.2	$53.5	$139.7	$141.0
Cost of products sold	16.9	19.6	51.6	53.2
Gross Profit	$28.3	$33.9	$88.1	$87.8

Selling and administrative expenses	23.5	28.2	77.9	76.1
Re-engineering charges	0.1	(0.7)	0.1	0.7
(Gain) loss on disposal of assets	—	0.3	—	0.3
(Gain) loss on held for sale assets and dispositions	148.1	—	147.1	—
Operating income (loss)	$(143.4)	$6.1	$(137.0)	$10.7
Other (income) expense, net	0.4	(0.2)	2.0	0.4
Income (loss) from discontinued operations before income taxes	$(143.8)	$6.3	$(139.0)	$10.3

Provision (benefit) for income taxes	2.7	1.3	2.4	2.9
Net income (loss) from discontinued operations	$(146.5)	$5.0	$(141.4)	$7.4

The carrying amount of major classes of assets and liabilities classified as held for sale that were included in discontinued operations at September 25, 2021 and December 26, 2020 are shown in the table below.

	As of
(In millions)	September 25, 2021	December 26, 2020
Assets
Cash and cash equivalents	$0.7	$5.0
Accounts receivable, net	15.2	18.8
Inventory, net	25.3	25.3
Non-trade accounts receivable, net	2.8	2.5
Prepaid expenses and other current assets	1.9	2.2
Accumulated translation adjustment losses, current	(36.8)	—
Total assets of discontinued operations - current	$9.1	$53.8

Deferred tax assets, net	5.8	6.2
Property, plant and equipment, net	12.1	13.8
Operating lease assets	3.9	6.9
Long-term receivables, net	—	0.2
Trade names, net	6.9	11.9
Goodwill	1.8	6.4
Other assets, net	1.2	0.4
Accumulated translation adjustment losses	(21.5)	—
Assets held for sale	$10.2	$45.8
Total assets of discontinued operations	$19.3	$99.6

Liabilities
Accounts payable	$13.3	$18.8
Accrued liabilities	25.4	28.6
Accumulated translation adjustment losses, current	89.9	—
Total liabilities of discontinued operations - current	$128.6	$47.4

Long-term debt and finance lease obligations
Operating lease liabilities	2.0	4.0
Other liabilities	9.2	9.9
Liabilities held for sale	$11.2	$13.9
Total liabilities of discontinued operations	$139.8	$61.3

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

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Forward points gain (loss) on fair value hedges	$1.8	$2.8	$4.1	$15.4

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

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Forward points gain (loss) recorded in other comprehensive income	$(0.1)	$—	$(0.1)	$—
Forward points gain (loss) from settlement of cash flow hedges	$(0.1)	$(0.6)	$(0.1)	$(2.0)
Fair value gain (loss) recorded in other comprehensive income	$0.2	$(1.3)	$0.5	$0.8
Gain (loss) recorded in accumulated other comprehensive income	$0.2	$(1.3)	$0.3	$3.2

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

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Fair value gain (loss) recorded in other comprehensive income	$(1.3)	$(5.6)	$2.7	$6.9
Forward points gain (loss) recorded in other comprehensive income	$(2.7)	$(3.4)	$(7.6)	$(16.2)

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. The notional value of forward contracts to purchase and sell currencies was:

	As of
(In millions)	September 25, 2021	December 26, 2020
Notional value of forward contracts to purchase currencies	$61.3	$125.2
Notional value of forward contracts to sell currencies	$61.2	$125.3

The notional value of largest outstanding positions to purchase and sell currencies was:

As of
(In millions)	September 25, 2021
Sell Euros	$17.1
Purchase Japanese Yen	$14.1
Sell Swiss Francs	$10.9
Purchase United States Dollars	$26.0

As of
(In millions)	December 26, 2020
Sell Euros	$16.8
Purchase South Korean Won	$35.4
Purchase Swiss Franc	$23.3
Sell United States Dollars	$79.9

Fair Value Measurement

Fair values of the Company's derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Derivatives designated as hedging instruments (in millions)	Balance sheet location	September 25, 2021	December 26, 2020
Derivative assets:
Foreign exchange contracts	Non-trade accounts receivable, net	$5.4	$4.3

Derivative liabilities:
Foreign exchange contracts	Accrued liabilities	$(5.3)	$(4.4)

The following table summarizes the impact on the results of operations for the third quarters of 2021 and 2020 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedged items
		13 weeks ended			13 weeks ended
		September 25, 2021	September 26, 2020		September 25, 2021	September 26, 2020
Foreign exchange contracts	Other (income) expense, net	$2.1	$1.4	Other (income) expense, net	$(1.1)	$(1.4)

The following table summarizes the impact of Company's hedging activities on comprehensive income:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain (loss) recognized in other comprehensive income on derivatives		Location of (loss) or gain reclassified from accumulated other comprehensive income into income	Amount of gain (loss) reclassified from accumulated other comprehensive income into income
	13 weeks ended			13 weeks ended
	September 25, 2021	September 26, 2020		September 25, 2021	September 26, 2020
Cash flow hedges:
Foreign exchange contracts	$0.4	$(0.4)	Cost of products sold	$0.2	$1.0

Net investment hedges:
Foreign exchange contracts	(3.6)	(4.1)
Euro denominated debt	1.9	(3.1)

The following table summarizes the impact on the results of operations for the year-to-date periods ended September 25, 2021 and September 26, 2020 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedged items
		39 weeks ended			39 weeks ended
		September 25, 2021	September 26, 2020		September 25, 2021	September 26, 2020
Foreign exchange contracts	Other (income) expense, net	$(7.7)	$(31.6)	Other (income) expense, net	$7.7	$33.6

The following table summarizes the impact of Company's hedging activities on comprehensive income:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain (loss) recognized in other comprehensive income on derivatives		Location of (loss) or gain reclassified from accumulated other comprehensive income into income	Amount of gain (loss) reclassified from accumulated other comprehensive income into income
	39 weeks ended			39 weeks ended
	September 25, 2021	September 26, 2020		September 25, 2021	September 26, 2020
Cash flow hedges:
Foreign exchange contracts	$0.5	$6.7	Cost of products sold	$0.2	$3.5

Net investment hedges:
Foreign exchange contracts	(1.0)	14.2
Euro denominated debt	4.4	(5.3)

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

	As of
(In millions)	September 25, 2021	December 26, 2020
Net derivative asset (liability)	$0.1	$(0.1)

Note 15: Deferred Revenue

Deferred revenue is recorded in the accrued liabilities line item in the Condensed Consolidated Balance Sheets. Deferred revenue balance, which was primarily related to payments received in advance for orders not yet shipped, was as follows:

	As of
(In millions)	September 25, 2021	December 26, 2020
Deferred revenue	$10.3	$14.1

Note 16: Debt

The debt portfolio consisted of:

	As of
(In millions)	September 25, 2021	December 26, 2020
Term loan	$173.8	$275.0
Credit agreement	511.0	423.3
Finance leases (a)	2.1	3.3
Unamortized debt issuance costs	(8.5)	(18.3)
Total debt	$678.4	$683.3

Current debt and finance lease obligations	$512.4	$424.7
Long-term debt and finance lease obligations	166.0	258.6
Total debt	$678.4	$683.3
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

The Parent Term Loan is fully and unconditionally guaranteed on a joint and several basis by all of the Company’s existing and future domestic subsidiaries that provide a guaranty under the Company’s Second Amended and Restated Credit Agreement, dated as of March 29, 2019 (as amended on August 28, 2019 and on February 28, 2020, the “Existing Revolving Credit Agreement”) among, inter alia, the Company, the other borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Dart Term Loan is fully and unconditionally guaranteed on a joint and several basis by the Company and certain of the Company’s existing and future domestic and foreign subsidiaries. In compliance with all Term Loan covenants, for each period presented the Term Loan includes a financial covenant as well as customary affirmative and negative covenants, including, among other things, as to compliance with laws, delivery of quarterly and annual financial statements, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. We are in compliance with all covenants. The Term Loan includes events of default relating to customary matters (and customary notice and cure periods), including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to material indebtedness; bankruptcy; material judgments; and certain ERISA events.

Term loan prepayments made were as follows:

(In millions)	Term Loan
Balance at December 26, 2020	$275.0

Term loan prepayment on February 28, 2021 (a)	34.0
Term loan prepayment on May 14, 2021 (b)	9.0
Term loan prepayment on June 21, 2021 (c)	58.2
Total term loan prepayment amount	$101.2

Balance at September 25, 2021	$173.8
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
The Company expensed unamortized deferred debt issuance costs related to this prepayment in the (gain) loss on debt extinguishment line item. The loss on debt extinguishment was calculated as follows:

	13 weeks ended	39 weeks ended
(In millions)	September 25, 2021	September 25, 2021
Term loan retirement amount	$—	$101.2
Less: Term loan prepayment amount	—	101.2
Less: Costs incurred	—	8.1
Loss on debt extinguishment (pre-tax)	$—	$(8.1)

Basic earnings (loss) per share from loss on debt extinguishment (pre-tax)	$—	$(0.16)

Credit Agreement

On March 29, 2019, the Company and its wholly owned subsidiaries, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated their multicurrency Credit Agreement (as further amended via an Amendment No. 1 dated August 28, 2019, the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaced the credit agreement dated September 11, 2013, and as amended (the “Old Credit Agreement”), and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary

Borrowers a committed credit facility in an aggregate amount of $650.0 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50.0 million of the Facility Amount, and (iii) a swingline facility, available up to $100.0 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325.0 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million), subject to certain conditions. Total Credit Agreement borrowings included Euro denominated debt of $94.7 million and $160.3 million as of September 25, 2021 and December 26, 2020, respectively.

Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the LIBOR or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in United States Dollars with a maturity of one month plus 1.0 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in United States Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of September 25, 2021, the Company had a weighted average interest rate of 1.70 percent with a base rate spread of 163 basis points on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.

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

At September 25, 2021, the Company had $147.0 million of unused lines of credit, including $120.9 million under the committed, secured Credit Agreement, and $26.1 million available under various uncommitted lines around the world.

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

Components of lease expense were as follows:

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Operating lease costs:
Operating lease cost (a) (b)	$8.4	$10.3	$27.6	$32.7

Finance lease costs:
Amortization of right-of-use assets (a)	$0.2	$0.2	0.5	0.6
Interest on lease liabilities (c)	0.1	—	0.1	0.1
Total finance lease cost	$0.3	$0.2	$0.6	$0.7
____________________
(a)    Included in selling, general and administrative expense and cost of products sold.
(b) Includes short-term rent expense of $0.7 million and $0.6 million in the third quarters of 2021 and 2020, respectively, and $1.8 million and $2.1 million in the respective year-to-date periods. Also includes variable rent expense of $0.4 million and $0.3 million in the third quarters of 2021 and 2020, respectively, and $1.1 million and $0.6 million in the respective year-to-date periods.
(c) Included in interest expense.

Supplemental cash flow information related to leases is as follows:

	39 weeks ended
(In millions)	September 25, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(27.1)	$(29.2)
Financing cash flows from finance leases	$(1.0)	$(0.3)

Leased assets obtained in exchange for new operating lease liabilities	$—	$9.2

Supplemental information related to leases is as follows:

	As of
(In millions, except lease term and discount rate)	September 25, 2021	December 26, 2020
Operating Leases:
Operating lease right-of-use assets	$81.0	$91.0

Accrued liabilities	$23.4	$26.5
Operating lease liabilities	61.1	66.1
Total Operating lease liabilities	$84.5	$92.6

Finance Leases:
Property, plant and equipment, at cost	$18.8	$19.7
Accumulated amortization	(12.1)	(12.2)
Property, plant and equipment, net	$6.7	$7.5

Current portion of finance lease obligations	$1.4	$1.4
Long-term finance lease obligations	0.7	1.9
Total Finance lease liabilities	$2.1	$3.3

Weighted average remaining lease term (in years)
Operating leases	5.4 years	5.4 years
Finance leases	1.7 years	2.4 years

Weighted average discount rate
Operating leases	5.5%	5.7%
Finance leases	5.1%	5.1%

Maturities of lease liabilities as of September 25, 2021 and December 26, 2020 were as follows:

	As of		As of
	September 25, 2021		December 26, 2020
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2021	$10.6	$0.3	$29.3	$1.6
2022	24.5	1.8	20.3	1.9
2023	18.4	—	14.0	—
2024	13.4	—	9.4	—
2025	7.9	—	6.1	—
Thereafter	31.3	—	30.8	—
Total undiscounted lease liability	$106.1	$2.1	$109.9	$3.5
Less imputed interest	(21.6)	—	(17.3)	(0.2)
Total	$84.5	$2.1	$92.6	$3.3

As of September 25, 2021, the Company had $1.0 million of operating leases that had not yet commenced that are expected to commence in 2021 with a term of one year to five years.

Note 18: Retirement Benefit Plans

Components of net periodic cost (benefit) for the third quarters ended September 25, 2021 and September 26, 2020 were as follows:

	Pension benefits		Post-retirement benefits
	13 weeks ended		13 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Service cost	$1.7	$2.1	$—	$0.1
Interest cost	1.3	0.9	—	0.1
Return on plan assets	(0.8)	(1.0)	—	—
Settlement/curtailment	0.2	0.8	—	—
Net amortization	0.9	0.4	(0.1)	—
Net periodic cost (benefit)	$3.3	$3.2	$(0.1)	$0.2

	Pension benefits		Post-retirement benefits
	39 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Service cost	$5.3	$6.3	$0.1	$0.1
Interest cost	3.0	3.1	0.2	0.3
Return on plan assets	(2.5)	(3.0)	—	—
Settlement/curtailment	1.4	1.2	—	—
Net amortization	2.6	1.8	(0.4)	(0.6)
Net periodic cost (benefit)	$9.8	$9.4	$(0.1)	$(0.2)

During the year-to-date periods ended September 25, 2021 and September 26, 2020, approximately $3.6 million and $2.4 million of pretax losses were reclassified from other comprehensive income to a component of net periodic (benefit) cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $4.3 million and $2.8 million related to the components of net periodic (benefit) cost, excluding service cost, in other (income) expense, net in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively.

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and the motion to dismiss is expected to be fully briefed by December 22, 2021. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the third motion to dismiss in the putative stockholder class action. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Leases

Lease costs for operating leases and approximate minimum rental commitments under non-cancelable operating leases are disclosed in Note 17: Leases to the Condensed Consolidated Financial Statements. Leases, including the minimum rental commitments for 2021 and 2022, primarily are for automobiles that generally have a lease term of 1 year to 4 years, with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight-line basis over the minimum lease terms for operating leases. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 20: Fair Value Measurements

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, accrued liabilities, leased assets and liabilities, and short-term borrowings approximated their fair values at September 25, 2021 and December 26, 2020.

The fair value of the Term Loan is classified as a level 2 liability and is estimated using a market approach by comparing the Company’s debt with the secured debt of other companies that have a similar credit rating and debt amount.

The fair value of the Term Loan was as follows:

	As of		As of
	September 25, 2021		December 26, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$173.8	$173.8	$275.0	$275.0

See Note 14: Derivative Financial Instruments and Hedging Activities for discussion of the Company’s derivative financial instruments and related fair value measurements.

Note 21: Segment Information

The Company manufactures and distributes a broad portfolio of products, primarily through the Sales Force. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers, and distribution method. The Company's reportable segments primarily sell design-centric preparation, storage, and serving solutions for the kitchen and home under the Tupperware brand name.

Segment details were as follows:

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales
Asia Pacific	$112.9	$129.6	$343.8	$368.1
Europe	91.3	112.5	326.8	296.3
North America	103.1	116.2	343.0	289.4
South America	69.6	65.4	193.8	155.7
Total net sales	$376.9	$423.7	$1,207.4	$1,109.5

Segment profit
Asia Pacific	$25.7	$36.3	$81.9	$84.8
Europe	14.7	27.1	66.5	37.8
North America	10.5	18.9	42.6	42.6
South America	13.5	15.2	46.8	29.4
Total segment profit	64.4	97.5	237.8	194.6

Unallocated expenses	8.4	2.1	39.8	(4.7)
Re-engineering charges (a)	1.8	3.9	9.7	29.6
(Gain) loss on disposal of assets	(1.7)	32.3	(8.9)	18.5
Interest expense	8.2	8.2	29.7	30.5
Interest income	(0.3)	(0.3)	(0.9)	(1.0)
Income (loss) from continuing operations before income taxes	$48.0	$51.3	$168.4	$121.7
____________________
(a)    See Note 5: Re-engineering Charges for further discussion.

Total identifiable assets by segment were:

	As of
(In millions)	September 25, 2021	December 26, 2020
Identifiable assets
Asia Pacific	$262.7	$272.4
Europe	235.0	251.7
North America	210.4	174.1
South America	109.3	102.7
Corporate	390.3	419.0
Total identifiable assets	$1,207.7	$1,219.9

Note 22: Subsequent Event

On October 13, 2021, affiliates of the Company entered into a definitive purchase agreement for the sale of the House of Fuller business. The transaction is subject to customary closing conditions, and is expected to close in the first quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 39 weeks ended September 25, 2021, compared with the 39 weeks ended September 26, 2020, and changes in financial condition during the 39 weeks ended September 25, 2021. This information should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1. Financial Statements.

Overview

Tupperware Brands Corporation is a leading global consumer products company that designs innovative, functional, and environmentally responsible products. Founded in 1946, the Company's signature container created the modern food storage category that revolutionized the way the world stores, serves, and prepares food. Today, this iconic brand has more than 8,500 functional design and utility patents for solution-oriented kitchen and home products. The Company distributes its products into more than 70 countries primarily through a network of approximately 3 million independent Sales Force members around the world. Worldwide, the Company engages in the marketing, manufacture, and sale of design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. The Company primarily uses a direct selling business model to distribute and market products through personal connections, product demonstrations, and understanding of consumer needs. The Company has also engaged in expanding the reach of the brand through the enhancement of digital platforms to sell and market products as well as exploring business-to-business distribution channels. With a purpose to nurture a better future, the Company's products offer an alternative to single-use items and through the direct selling channel, the Company offers individuals an opportunity to build a business as a meaningful way to make money and impact women, families and communities around the world.

The Company is executing on a growth strategy leveraging the consumer acceptance of the iconic Tupperware brand. This growth strategy is rooted in growing and digitizing the direct selling business, expanding into new categories, increasing consumer access points and growing the Company’s distribution channels. The Company’s Turnaround Plan is intended to bring sustainable growth for the Company, and for several quarters of 2020 and 2021, the Company has seen progress against this plan through efforts like cost savings initiatives, the divestiture of non-core assets including real estate, the enhancement of internal process and controls across the global business, introduction of social selling tools for Company’s global Sales Force, and product innovations to address the needs of various consumer and socioeconomic segments. In the first quarter 2021, the Company completed the sale of Avroy Shlain and in the third quarter of 2021 has classified House of Fuller, Nutrimetics and Nuvo as held for sale. Results for these beauty brands are presented within discontinued operations. The Company expects to complete the dispositions of House of Fuller, Nutrimetics, and Nuvo, in the next 12 months.

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

The negative impact of COVID-19 on net sales in the third quarter of 2021 was mainly the result of partial or country-wide lockdowns of operations in various markets which affected financial results and liquidity. While the duration and severity of this pandemic continues to be uncertain, the Company currently expects that its results of operations in the fourth quarter of 2021 may also be impacted by COVID-19. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the COVID-19 pandemic, its severity, actions taken to contain the virus or treat its impact, availability and distribution of vaccines, new variants of the virus, and how quickly and to what extent normal economic and operating conditions can resume.

Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the section titled Forward-Looking Statements in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Results of Operations

	13 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions, except per share amounts)	Sep 25, 2021	Sep 26, 2020	Amount	Percent		Amount	Percent
Net sales	$376.9	$423.7	$(46.8)	(11)%	$7.8	$(54.6)	(13)%
Gross margin as percent of sales	65.8%	68.7%	N/A	(2.9) pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	50.6%	48.5%	N/A	2.1 pp	N/A	N/A	N/A
Operating income (loss)	$57.1	$49.3	$7.8	16%	$3.2	$4.6	9%
Income (loss) from continuing operations	$60.4	$29.4	$31.0	+	$2.8	$28.2	88%
Diluted earnings (loss) from continuing operations - per share	$1.14	$0.56	$0.58	+	$0.05	$0.53	87%

	39 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions, except per share amounts)	Sep 25, 2021	Sep 26, 2020	Amount	Percent		Amount	Percent
Net sales	$1,207.4	$1,109.5	$97.9	9%	$34.6	$63.3	6%
Gross margin as percent of sales	68.5%	67.4%	N/A	1.1 pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	51.4%	54.9%	N/A	(3.5) pp	N/A	N/A	N/A
Operating income (loss)	$206.1	$90.6	$115.5	+	$8.0	$107.5	+
Income (loss) from continuing operations	$136.2	$83.0	$53.2	64%	$7.0	$46.2	51%
Diluted earnings (loss) from continuing operations - per share	$2.56	$1.62	$0.94	58%	$0.13	$0.81	46%
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $376.9 million and $423.7 million in the third quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales decreased $(54.6) million or 13 percent, primarily due to:

•China, from lower net studio count and negative impact from COVID-19 lockdowns and continued disruption caused by the pandemic
•Indonesia, reflecting lower recruiting and a less active Sales Force including from the continued impact of mandatory or strict COVID-9 lockdowns
•Italy, reflecting lower business-to-business sales compared to the prior year
•the United States and Canada, from lower recruiting and productivity partially related to disruption to the Sales Force associated to the recent implementation of a new front end technology solution
•Partially offset by Argentina, mainly from increased sales force activity and productivity, including from higher prices due to inflation

The negative impact to net sales in the third quarter of 2021 as a result of COVID-19 is estimated at 4 percent. The average impact of higher prices was not significant in the third quarter of 2021 compared with 2020. The Company continues to monitor the effects of COVID-19 on its sales and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic.

Net sales were $1,207.4 million and $1,109.5 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. Excluding foreign exchange impact, sales increased $63.3 million or 6 percent, primarily due to:

•Argentina, from a more active sales force and productivity, including from higher prices due to inflation
•Brazil Tupperware Mexico, and the United States and Canada from increased Sales Force activity
•Partially offset by lower sales in Asia Pacific, mainly in China, Indonesia and Italy, with the factors impacting year-to-date sales comparison largely mirroring those of the quarter

A more detailed discussion of the sales results by segment is included in the segment results section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed in Note 3: Promotional Costs to the Condensed Consolidated Financial Statements in Item 1. Financial Statements, the Company includes certain promotional costs in selling, general and administrative expense. As a result, the Company's net sales may not be comparable with other companies that treat these costs as a reduction of net sales.

Gross Margin and Gross Profit

Gross profit was $247.9 million and $291.2 million in the third quarters of 2021 and 2020, respectively. Gross margin as a percentage of sales was 65.8 percent and 68.7 percent in the third quarters of 2021 and 2020, respectively. The decrease of 2.9 percentage points ("pp") is primarily due to:

•higher overall resin costs in all segments
•higher inventory obsolescence costs in Asia Pacific and North America
•higher manufacturing costs, driven by Europe and South America

Gross profit was $827.4 million and $747.4 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. Gross margin as a percentage of sales was 68.5 percent and 67.4 percent in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. The increase of 1.1 pp is primarily due to:

•lower overall manufacturing costs, driven by Europe
•partially offset by higher overall resin costs in all segments, with the most significant impact in South America

While resin costs have started to stabilize, and the Company expects them to continue to stabilize in the fourth quarter, the Company believes resin costs may still negatively impact gross margins in the fourth quarter.

As discussed in Note 2: Shipping and Handling Costs to the Condensed Consolidated Financial Statements in Item 1. Financial Statements, the Company includes distribution costs of its products in selling, general and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies which include this expense in cost of products sold.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $190.7 million and $205.7 million in the third quarters of 2021 and 2020, respectively. Selling, general and administrative expense as a percentage of sales was 50.6 percent and 48.5 percent in the third quarters of 2021 and 2020, respectively. The 2.1pp increase is primarily due to:

•higher administration and other expenses mainly driven by higher investments in marketing, digital and business expansion talent, infrastructure and systems needs to support the growth strategy, and investments in the optimization of the Company's global tax structure
•higher distribution costs, primarily related to higher logistics costs, warehousing costs in Brazil, Italy, and the United States and Canada
•partially offset by lower selling expenses mainly from lower Sales Force commission expense predominantly in the United States and Canada reflecting lower sales

Selling, general and administrative expenses were $620.5 million and $608.7 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. Selling, general and administrative expense as a percentage of sales was 51.4 percent and 54.9 percent in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. The 3.5pp decrease is primarily due to:

•lower administration and other expenses mainly due to the reversal of $10.4 million non-income tax reserves in Brazil connected to a legal dispute over double taxation based on a final Supreme Court ruling in favor of the Company in the second quarter of 2021, lower professional services fees supporting business turnaround efforts, and an enterprise aware from the local government in China which was received in the first quarter of 2021; partially offset by the absence of a gain related to the repatriation of cash from Argentina in the second quarter of 2020 versus a loss in the third quarter of 2021
•lower selling expenses mainly from lower allowance for credit losses, primarily in France, Germany, and Philippines
•lower promotional expenses reflecting the benefits from implementation of right-sizing initiatives related to the Turnaround Plan and cancellation of certain events and travel due to COVID-19, primarily in Australia and New Zealand, China, Germany, Iberia, and the United States and Canada
•partially offset by higher distribution costs, primarily related to higher outbound freight in the United States and Canada and higher warehousing costs in Australia and New Zealand, South Africa, and the United States and Canada, as well as higher investments in marketing, digital and business expansion talent, infrastructure and systems needs to support the growth strategy, and investments in the optimization of the Company's global tax structure

The Company segregates selling, general and administrative expenses into allocated and unallocated expenses based upon the estimated time spent managing segment operations. The allocated expenses are then apportioned on a local currency basis to each segment based primarily upon segment net sales. The unallocated expenses reflect amounts unrelated to segment operations. Selling, general and administrative expense to be allocated is determined at the beginning of the year based upon estimated expenditures.

Unallocated expenses were an expense of $8.4 million and an expense of $2.1 million in the third quarters of 2021 and 2020, respectively. The $6.3 million increase is primarily due to:

•no gain on debt extinguishment in the third quarter of 2021, compared to a gain on debt extinguishment of $9.9 million in 2020
•lower fees for professional services firms supporting the Turnaround Plan efforts
•higher investments in marketing, digital and business expansion talent
•infrastructure and systems needs to support the growth strategy
•investments in the optimization of the Company's global tax structure

Unallocated expenses were an expense of $39.8 million and income of $4.7 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. The $44.5 million increase is primarily due to:

•loss on debt extinguishment of $8.1 million in 2021, compared to a gain on debt extinguishment of $49.9 million in 2020
•partially offset by the same factors impacting the comparisons of the quarter

Re-engineering Charges

Re-engineering charges were $1.8 million and $3.9 million in the third quarters of 2021 and 2020, respectively and $9.7 million and $29.6 million in the respective year-to-date periods. The multi-year decline in revenue through 2019 and the evaluation of the Company's operating structure led to actions designed to reduce costs, improve operating efficiency and otherwise turnaround the business. These actions often result in re-engineering charges related to headcount reductions and to facility down-sizing and closure, other costs that may be necessary in light of the revised operating landscape include structural changes impacting how the Company's Sales Force operates, as well as related asset write-downs. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts. These re-engineering charges were mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the “Turnaround Plan”).

The re-engineering charges were:

	13 weeks ended		39 weeks ended
(In millions)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Turnaround plan	$1.6	$3.4	$8.2	$27.7
Other	0.2	0.5	1.5	1.9
Total re-engineering charges	$1.8	$3.9	$9.7	$29.6

The key elements of the Turnaround Plan include: increasing the Company's right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. The Turnaround Plan charges are primarily related to severance costs and outside consulting services. The Company expects to incur $10.0 million to $15.0 million of Turnaround Plan charges in 2021.

Refer to Note 5: Re-engineering Charges to the Condensed Consolidated Financial Statements in Item 1. Financial Statements for further information.

(Gain) Loss on Disposal of Assets

(Gain) loss on disposal of assets was a gain of $1.7 million and a loss of $32.3 million in the third quarters of 2021 and 2020, respectively, and a gain of $8.9 million and a loss of $18.5 million in the respective year-to-date periods. The gain is primarily due to the sale of the Netherlands sales office while the loss is primarily due to the write-off of software, in the third quarters of 2021 and 2020, respectively. The 2021 year-to-date gain included the sale of a manufacturing plant in France and the sale of the Netherlands sales office. The 2020 year-to-date loss included the write-off of software, partially offset by the sale of a manufacturing and distribution facility in Australia.

(Gain) Loss on Debt Extinguishment

There was no (Gain) Loss on debt extinguishment recognized in the third quarter of 2021. There was a gain of $9.9 million in the third quarter of 2020 and there was a loss of $8.1 million and a gain of $49.9 million in the year-to-date 2020 and 2021, respectively. The Company did not make any Term Loan repayments in the third quarter of 2021. In the third quarter of 2020, the Company retired $121.1 million of Senior Notes which resulted in a gain of $9.9 million. The Company made Term Loan repayments of $101.2 million year-to-date in 2021. The loss on debt extinguishment of $8.1 million was primarily due to costs incurred for the Term Loan repayments. Year-to-date 2020, the Company paid approximately $163.9 million for the purchase of Senior Notes with a face value of approximately $219.8 million which resulted in a pre-tax gain on debt extinguishment (including costs associated with the Senior Notes repurchase) of $49.9 million.

Interest Expense

Interest expense was $8.2 million and $8.2 million in the third quarters of 2021 and 2020, respectively, and $29.7 million and $30.5 million in the respective year-to-date periods. The decrease in interest expense for the year-to-date period is related to lower term loan debt.

Interest Income

Interest income was $0.3 million and $0.3 million in the third quarters of 2021 and 2020, respectively, and $0.9 million and $1.0 million in the respective year-to-date periods. Interest income is related to the interest earned on the Company's cash balances.

Other (Income) expense, net

Other (income) expense, net was expense of $1.2 million and $0 in the third quarters of 2021 and 2020, respectively, and expense of $0.8 million and income of $10.7 million in the respective year-to-date periods. The Company records foreign currency translation impacts and pension costs in this line item.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes was a benefit of $12.4 million and a provision of $21.9 million in the third quarters of 2021 and 2020, respectively, and provision of $32.2 million and $38.7 million in the respective year-to-date periods. The effective tax rate was a benefit of 25.8 percent and a provision of 42.7 percent in the third quarters of 2021 and 2020, respectively. The change in the effective tax rate in the third quarters of 2021 and 2020, respectively, was primarily due to:

•favorable impact from utilization of previously valued deferred tax assets due to a tax policy change discussed further below,
•a favorable jurisdictional mix of earnings,
•non-recurring gain from debt extinguishment in 2020 that was offset with previously reserved assets

The Company made an election on its 2020 tax return to change its capitalization policy for tax purposes related to certain direct and indirect costs for inventory and self-constructed assets under IRC Section 263A. This method change will allow the Company to utilize a portion of its tax attributes in the U.S., primarily foreign tax credits, that were previously fully reserved. The non-recurring impact of the method change is a 2020 return to provision discrete benefit of $15.7 million, related to prior years, and an additional current year benefit of approximately $15 million from the release of valuation allowances that will be included in the annual effective tax rate for the year. This change only impacts a portion of the Company’s foreign tax credits and the Company will maintain a valuation allowance against the remaining balance of foreign tax credits.

Refer to Note 6: Income Taxes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements for further information.

Net Income (Loss) from Continuing Operations

Net income (loss) from continuing operations was income of $60.4 million and $29.4 million in the third quarters of 2021 and 2020, respectively, and income of $136.2 million and $83.0 million in the respective year-to-date periods. See above discussion for the main drivers of changes in net income (loss). A more detailed discussion of the results by segment is included in the segment results section below.

Segment Results

International operations generated 90.4 percent and 89.1 percent of sales in the third quarters of 2021 and 2020, respectively, and 89.0 percent and 88.9 percent in the respective year-to-date periods. These units generated 99.6 percent and 96.3 percent of segment profit in the third quarters of 2021 and 2020, respectively, and 99.1 percent and 95.5 percent in the respective year-to-date periods.

See segment results discussion below for COVID-19 impact on each segment's net sales in the third quarter of 2021. While the duration and severity of this pandemic continues to be uncertain, the Company currently expects that its results of operations in the fourth quarter of 2021 may also be impacted by COVID-19. The Company continues to monitor the effects of COVID-19 on its segment net sales and profit and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic.

Asia Pacific

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 25, 2021	Sep 26, 2020	Amount	Percent		Amount	Percent	Sep 25, 2021	Sep 26, 2020
Net sales	$112.9	$129.6	$(16.7)	(13)%	$3.1	$(19.8)	(15)%	30%	31%
Segment profit	$25.7	$36.3	$(10.6)	(29)%	$1.3	$(11.9)	(32)%	40%	37%
Segment profit as percent of net sales	22.8%	28.0%	N/A	(5.2) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 25, 2021	Sep 26, 2020	Amount	Percent		Amount	Percent	Sep 25, 2021	Sep 26, 2020
Net sales	$343.8	$368.1	$(24.3)	(7)%	$19.2	$(43.5)	(11)%	29%	33%
Segment profit	$81.9	$84.8	$(2.9)	(3)%	$5.2	$(8.1)	(9)%	34%	44%
Segment profit as percent of net sales	23.8%	23.0%	N/A	0.8 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $112.9 million and $129.6 million in the third quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales decreased $19.8 million or 15 percent, primarily due to:

•China, from higher studio closings and a slower pace of new studio openings, and to COVID-19 lockdowns related to resurgence challenges and ineffective and low vaccination rates
•Indonesia, as a result of lower recruiting and a less active Sales Force including from the continued impact of mandatory or strict COVID-19 lockdowns

The COVID-19 impact is estimated at negative 8 percent in the third quarter of 2021 year to net sales. The average impact of prices was flat in the third quarter of 2021 compared with 2020.

Segment profit was $25.7 million and $36.3 million in the third quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit decreased $11.9 million, primarily due to:

•China, from lower sales volume and more aggressive promotional pricing
•Indonesia, mainly related to lower sales volume

Net sales were $343.8 million and $368.1 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. Excluding foreign exchange impact, sales decreased $43.5 million or 11 percent, due to factors largely mirroring those of the quarter.

Segment profit was $81.9 million and $84.8 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. Excluding foreign exchange impact, segment profit decreased $8.1 million, due to factors largely mirroring those of the quarter.

The Chinese Renminbi had the most meaningful impact on the third quarter 2021 net sales and profit comparisons.

Europe

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 25, 2021	Sep 26, 2020	Amount	Percent		Amount	Percent	Sep 25, 2021	Sep 26, 2020
Net sales	$91.3	$112.5	$(21.2)	(19)%	$1.9	$(23.1)	(20)%	24%	27%
Segment profit	$14.7	$27.1	$(12.4)	(46)%	$0.7	$(13.1)	(47)%	23%	28%
Segment profit as percent of net sales	16.1%	24.1%	N/A	(8.0) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 25, 2021	Sep 26, 2020	Amount	Percent		Amount	Percent	Sep 25, 2021	Sep 26, 2020
Net sales	$326.8	$296.3	$30.5	10%	$14.8	$15.7	5%	27%	27%
Segment profit	$66.5	$37.8	$28.7	76%	$1.3	$27.4	70%	28%	19%
Segment profit as percent of net sales	20.3%	12.8%	N/A	7.5 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $91.3 million and $112.5 million in the third quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales decreased $23.1 million or 20 percent, primarily due to:

•Italy, mainly due to timing of business-to-business sales compared to the prior year
•South Africa, from the continued impact from COVID-19 resulting in lower recruiting

The COVID-19 impact is estimated at negative 2 percent in the third quarter of 2021 to net sales. The average impact of prices was flat in the third quarter of 2021 compared with 2020.

Segment profit was $14.7 million and $27.1 million in the third quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit decreased $13.1 million, primarily due to:

•Lower profitability driven by reduced sales volume, mostly in Italy, France, and South Africa, partially offset by lower operating and promotional expenses

Net sales were $326.8 million and $296.3 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. Excluding foreign exchange impact, sales increased $15.7 million or 5 percent due to increased sales mainly in Germany and Iberia, largely offset by lower sales volume in France and Italy.

Segment profit was $66.5 million and $37.8 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. Excluding foreign exchange impact, segment profit increased $27.4 million, due to higher gross margins and lower selling expenses including from lower allowance for credit losses mainly in France and Germany.

The South African Rand had the most meaningful impact on the third quarter 2021 net sales and profit comparisons.

North America

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 25, 2021	Sep 26, 2020	Amount	Percent		Amount	Percent	Sep 25, 2021	Sep 26, 2020
Net sales	$103.1	$116.2	$(13.1)	(11)%	$4.6	$(17.7)	(15)%	27%	27%
Segment profit	$10.5	$18.9	$(8.4)	(44)%	$1.3	$(9.7)	(48)%	16%	19%
Segment profit as percent of net sales	10.2%	16.3%	N/A	(6.1) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 25, 2021	Sep 26, 2020	Amount	Percent		Amount	Percent	Sep 25, 2021	Sep 26, 2020
Net sales	$343.0	$289.4	$53.6	19%	$11.6	$42.0	14%	28%	26%
Segment profit	$42.6	$42.6	$—	—%	$2.6	$(2.6)	(6)%	18%	22%
Segment profit as percent of net sales	12.4%	14.7%	N/A	(2.3) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $103.1 million and $116.2 million in the third quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales decreased $17.7 million or 15 percent, primarily due to:

•Tupperware Mexico, driven by a reduction in the size of the Sales Force stemming from service issues during the second quarter, as well as lower recruiting due primarily to COVID-19 restrictions
•United States and Canada, from lower recruiting and productivity partially related to disruption to the Sales Force associated to the recent implementation of a new front end technology solution

The COVID-19 impact is estimated at negative 3% in the third quarter of 2021 to net sales. The average impact of prices was flat in the third quarter of 2021 compared with 2020.

Segment profit was $10.5 million and $18.9 million in the third quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit decreased $9.7 million, primarily due to:

•Tupperware Mexico, mainly from lower margins and higher worldwide allocations
•United States and Canada, from lower sales volume, higher warehousing costs, higher information technology spend related to the new front end technology solution, and partially offset by savings in selling and promotional expenses

Net sales were $343.0 million and $289.4 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. Excluding foreign exchange impact, sales increased $42.0 or 14%, driven by Tupperware Mexico and the United States and Canada, mainly from a more active Sales Force, and a year-to-date net positive impact from COVID-19.

Segment profit was $42.6 million and $42.6 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. Excluding foreign exchange impact, segment profit decreased $2.6 million, mainly related to higher warehousing and outbound freight costs in the United States and Canada reflecting an increase in the number of orders shipped, a change in order profile, and freight surcharges.

The Mexican Peso had the most meaningful impact on the third quarter 2021 net sales and profit comparisons.

South America

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 25, 2021	Sep 26, 2020	Amount	Percent		Amount	Percent	Sep 25, 2021	Sep 26, 2020
Net sales	$69.6	$65.4	$4.2	6%	$(1.8)	$6.0	9%	19%	15%
Segment profit	$13.5	$15.2	$(1.7)	(11)%	$(0.1)	$(1.6)	(11)%	21%	16%
Segment profit as percent of net sales	19.4%	23.2%	N/A	(3.8) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 25, 2021	Sep 26, 2020	Amount	Percent		Amount	Percent	Sep 25, 2021	Sep 26, 2020
Net sales	$193.8	$155.7	$38.1	24%	$(11.1)	$49.2	34%	16%	14%
Segment profit	$46.8	$29.4	$17.4	59%	$(1.1)	$18.5	66%	20%	15%
Segment profit as percent of net sales	24.1%	18.9%	N/A	5.2 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $69.6 million and $65.4 million in the third quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $6.0 million or 9 percent, primarily due to:

•Argentina, mainly from a more active Sales Force attributed to the implementation of a digital training platform and expansion of e-commerce on a national level, as well as improved productivity including from higher prices due to inflation
•Brazil, with sales in line with prior year in spite of cumulative recruiting challenges stemming from the COVID-19 impact

The COVID-19 impact is estimated at negative 3 percent in the third quarter of 2021 to net sales. The average impact of prices was flat in the third quarter of 2021 compared with 2020.

Segment profit was $13.5 million and $15.2 million in the third quarters of 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit decreased $1.6 million, primarily due to:

•Brazil, from continued higher resin and manufacturing costs
•partially offset by Argentina mainly from higher sales volume, partially offset by a loss related to the repatriation of cash in the quarter

Net sales were $193.8 million and $155.7 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. Excluding foreign exchange impact, sales increased $49.2 million or 34 percent, mainly related to a more active sales force in Argentina and Brazil, as well as higher productivity in Argentina including from higher prices due to inflation.

Segment profit was $46.8 million and $29.4 million in the year-to-date periods ended September 25, 2021 and September 26, 2020, respectively. Excluding foreign exchange impact, segment profit increased $18.5 million, due to factors largely mirroring those of the quarter.

The Argentina Peso had the most meaningful impact on the third quarter 2021 net sales and profit comparisons.

Financial Condition

Liquidity and Capital Resources

The Company's net working capital position decreased by $27.9 million compared with the end of 2020. Excluding foreign exchange impact, net working capital decreased $20.0 million, primarily reflecting:

•a $106.6 million increase in short-term borrowings, net of cash and cash equivalents, due to an increase in borrowings under the Credit Agreement
•partially offset by a $62.0 million increase in inventory due to changes in net sales, a $44.9 million decrease in accounts payable and accrued liabilities, and a $15.0 million increase in non-trade accounts receivable, net

On February 26, 2020, S&P downgraded the Company’s credit rating from BB+ to B and placed all of its ratings on Credit Watch with negative implication. On February 27, 2020 Moody’s downgraded the Company’s credit rating from Baa3 to B1. Subsequent to those dates, the Company’s credit ratings have been changed further by S&P and Moody’s. On February 8, 2021, Moody's withdrew all of its ratings for the Company following the redemption of certain of our outstanding debt. On August 6, 2021, S&P’s raised its rating of the Company from B to B+ with a stable outlook, due to the continued deleveraging. If the Company faces downgrades in its credit rating, the Company could also experience further strains on its liquidity and capital resources, higher cost of capital and decreased access to capital markets.

Debt Summary

The debt portfolio consisted of:

	As of
(In millions)	September 25, 2021	December 26, 2020
Term loan	$173.8	$275.0
Credit agreement	511.0	423.3
Finance leases (a)	2.1	3.3
Unamortized debt issuance costs	(8.5)	(18.3)
Total debt	$678.4	$683.3

Current debt and finance lease obligations	$512.4	$424.7
Long-term debt and finance lease obligations	166.0	258.6
Total debt	$678.4	$683.3
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

Term loan prepayments made were as follows:

(In millions)	Term Loan
Balance at December 26, 2020	$275.0

Term loan prepayment on February 28, 2021 (a)	34.0
Term loan prepayment on May 14, 2021 (b)	9.0
Term loan prepayment on June 21, 2021 (c)	58.2
Total term loan prepayment amount	$101.2

Balance at September 25, 2021	$173.8
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
The Company expensed unamortized deferred debt issuance costs related to this prepayment in the (gain) loss on debt extinguishment line item. The loss on debt extinguishment was calculated as follows:

	13 weeks ended	39 weeks ended
(In millions)	September 25, 2021	September 26, 2020
Term loan retirement amount	$—	$101.2
Less: Term loan prepayment amount	—	101.2
Less: Costs incurred	—	8.1
Loss on debt extinguishment (pre-tax)	$—	$(8.1)

Basic earnings (loss) per share from loss on debt extinguishment (pre-tax)	$—	$(0.16)

Credit Agreement

On March 29, 2019, the Company and its wholly owned subsidiaries, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated their multicurrency Credit Agreement (as further amended via an Amendment No. 1 dated August 28, 2019, the “Credit Agreement”), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaced the credit agreement dated September 11, 2013, and as amended (the “Old Credit Agreement”), and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed credit facility in an aggregate amount of $650.0 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50.0 million of the Facility Amount, and (iii) a swingline facility, available up to $100.0 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325.0 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200.0 million (for a maximum aggregate Facility Amount of $850.0 million), subject to certain conditions. Total Credit Agreement borrowings included Euro denominated debt of $94.7 million and $160.3 million as of September 25, 2021 and December 26, 2020, respectively.

Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the LIBOR or the EURIBOR rate for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the Prime Rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in United States Dollars with a maturity of one month plus 1.0 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in United States Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of September 25, 2021, the Company had a weighted average interest rate of 1.70 percent with a base rate spread of 163 basis points on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.

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

At September 25, 2021, the Company had $147.0 million of unused lines of credit, including $120.9 million under the committed, secured Credit Agreement, and $26.1 million available under various uncommitted lines around the world.

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

Cash

The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes a cash and cash equivalents balance of $123.8 million as of September 25, 2021, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents balance as of September 25, 2021 includes $123.2 million held by foreign subsidiaries. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than deferred tax liability of $10.0 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no United States federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.

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

Cash Flow Activity

	39 weeks ended
(In millions)	September 25, 2021	September 26, 2020
Net cash provided by (used in) operating activities	$3.6	$112.4
Net cash provided by (used in) investing activities	$(11.0)	$(4.1)
Net cash provided by (used in) financing activities	$(37.4)	$(66.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(6.4)	$(6.5)
Net change in cash, cash equivalents and restricted cash	$(18.0)	$35.2

Operating Activities

Net cash from operating activities was an inflow of $3.6 million and inflow of $112.4 million in the year-to-date period ended September 25, 2021 and September 26, 2020, respectively. The net unfavorable comparison was primarily due to:

•an increase in inventory due to changes in net sales
•lower accrued liabilities from lower deferred revenue, primarily in the United States and Canada, and lower management incentive bonus accruals due to payment of the 2020 bonus in 2021
•partially offset by higher segment profit

Investing Activities

During the year-to-date period ended September 25, 2021, the Company had $25.1 million of capital expenditures primarily consisting of:

•$14.8 million related to molds used in the manufacturing of products
•$7.4 million related to machinery and equipment
•$1.7 million related to global information technology projects
•$1.2 million related to buildings and improvement including land development near the Company headquarters in Orlando, Florida

During the year-to-date period ended September 25, 2021, the Company had $14.1 million proceeds from the sale of long-term assets primarily consisting of:

•$9.4 million from the sale of a manufacturing plant in France
•$3.0 million from the sale of real estate in the Netherlands

During the year-to-date period ended September 26, 2020, the Company had $20.5 million of capital expenditures primarily consisting of:

•$8.2 million related to molds used in the manufacturing of products
•$7.2 million related to global information technology projects
•$3.7 million related to buildings and improvements, and other machinery and equipment
•$0.9 million primarily related to land development near the Company headquarters in Orlando, Florida

During the year-to-date period ended September 26, 2020, the Company had $16.4 million proceeds from the sale of long-term assets.

Financing Activities

During the year-to-date period ended September 25, 2021, the Company had $37.4 million of outflow primarily consisting of:

•$101.2 million outflow related to repayments for the Term Loan
•$25.0 million outflow related to the repurchase of its Common Stock outstanding
•partially offset by $94.4 million inflow related to short term debt

During the year-to-date period ended September 26, 2020, the Company had $66.1 million of outflow primarily consisting of:

•$163.9 million outflow related to repayments for the Senior Notes
•partially offset by $100.3 million related to short term debt

Dividends

The Company suspended its dividend beginning in the fourth quarter of 2019.

Stock Repurchases

Open market stock repurchases by the Company were permitted under an authorization that ran through February 1, 2020 and allowed up to $2.0 billion to be spent and was not extended. Since 2007, the Company has spent $1.39 billion to repurchase 23.8 million shares under this program. On June 21, 2021 the Company’s board of directors authorized stock repurchases of up to $250.0 million of the Company’s common stock. During the third quarter of 2021, the Company repurchased one million shares of its outstanding common stock for a total acquisition cost of $25.0 million. This is the first time since 2018 that the Company has repurchased any of its outstanding common stock.

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period ended September 25, 2021 and September 26, 2020, 102,019 and 11,187 shares were retained to fund withholding taxes, totaling $2.9 million and $0.2 million, respectively.

New Pronouncements

Refer to Note 1: Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements in Item 1. Financial Statements for further information.

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

Interest Rate Risk

Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of four different base rates, plus an applicable spread. The Company generally selects LIBOR as its base rate. As of September 25, 2021, the Company had a weighted average interest rate of 1.70 percent with a base rate spread of 163 basis points on its United States Dollar and Euro denominated LIBOR/EURIBOR-based borrowings under the Credit Agreement.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase-out LIBOR by the end of 2021. In March of 2021, the Financial Conduct Authority announced that five of the USD LIBOR settings would continue to be published through June of 2023. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates. The Company cannot predict the effect of the potential changes to LIBOR or the establishment of alternative rates or benchmarks. The Credit Agreement allows for the use of select alternative rates and benchmarks and based on the assessment of such rates and benchmarks, the Company does not expect a material impact from the phase-out of LIBOR.

As of September 25, 2021, the Company had total borrowings of $511.0 million outstanding under its Credit Agreement, with $94.7 million denominated in Euro. If short-term interest rates varied by 10 percent, which in the Company’s case would mean short duration United States Dollar and Euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

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

While the Company’s derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges was an outflow of $4.2 million and an outflow of $0.6 million, in the year-to-date periods ended September 25, 2021 and September 26, 2020.

The United States Dollar equivalent of the Company’s most significant net open forward contracts as of September 25, 2021 were to purchase Japanese Yen worth $14.1 million, United States Dollars worth $26.0 million and to sell Swiss Francs worth $10.9 million and Euros worth $17.1 million. In agreements to sell foreign currencies in exchange for United States Dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for United States Dollars. The notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of September 25, 2021, the Company had a net derivative asset of $0.1 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company’s cash flow upon the settlement of its forward contracts.

A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-United States Dollar currencies. The Company continuously monitors its foreign currency exposure and expects to enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company’s hedging activities for foreign currency in Note 14: Derivative Financial Instruments and Hedging Activities to the Condensed Consolidated Financial Statements in Item 1. Financial Statements.

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

Commodity Price Risk

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Company products, and the Company estimates that 2021 cost of sales will include approximately $151.3 million for the cost of resin in the Tupperware brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, the Company estimates that a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by approximately $15.1 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.

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
•the impact of natural disasters, terrorist activities and epidemic or pandemics, including the COVID-19 pandemic;
•the Company's ability to remediate the material weaknesses identified in connection with the assessment of internal control over financial reporting for the fiscal year ended December 26, 2020, as well as the reasonable possibility that, until such material weaknesses are remediated, the material weaknesses could result in a material misstatement to the Company’s annual or interim Condensed Consolidated Financial Statements that would not be prevented or detected;
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
•other risks discussed in Part I, Item 1A, Risk Factors, of the Company’s 2020 Form 10-K, Form 10-K/A and Forms 10-Q, as well as the Company’s Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company’s other filings with the SEC.
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

Material Weaknesses in Internal Control over Financial Reporting

As discussed in Item 8. Financial Statements and Supplementary Data to the Consolidated Financial Statements in the Company’s 2020 Form 10-K/A filed on August 5, 2021 (the "Form 10-K/A"), the Company determined that it should not have concluded that certain adjustments recognized in the third quarter of 2019 were changes in estimates. New facts, information and data, that were first understood by management in the second quarter of 2021, resulted in management reassessing such 2019 adjustments and concluding that these adjustments were misstatements as a result of management override at Fuller Mexico. As discussed in Item 9A of the Form 10-K/A, management also reassessed its conclusion on the effectiveness of internal control over financial reporting and determined the following material weaknesses existed at December 26, 2020 and remain outstanding as of September 25, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified material weaknesses in the control environment at its Mexico operations; specifically, with respect to information technology general controls, the Company did not maintain effective user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications and data to appropriate Company personnel at Tupperware Mexico; and there was override by local management of certain internal controls at the Tupperware Mexico and Fuller Mexico locations resulting in immaterial misstatements in net sales, accounts receivable, inventories, and accrued liabilities during the fiscal years ended 2020, 2019 and 2018 and each of the interim periods in those annual periods. Additionally, it is reasonably possible that these material weaknesses could result in a material misstatement to the Company’s annual or interim Condensed Consolidated Financial Statements that would not be prevented or detected.

Remediation

During the third quarter of 2021, the Company was able to remediate additional control deficiencies related to the Tupperware Mexico location material weakness, in the areas of segregation of duties and user access.

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

Changes in Internal Control Over Financial Reporting

There were changes in the Company's internal control over financial reporting during the third quarter of 2021 as described above that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and the motion to dismiss is expected to be fully briefed by December 22, 2021. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the third motion to dismiss in the putative stockholder class action. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

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

10.1
Seventh Amendment to Contract for Sale and Purchase of Real Property, dated as of August 18, 2021, by and among the Sellers and O’Connor (Attached as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on August 24, 2021 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer**

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer**

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)*

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
Madeline Otero
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Orlando, Florida
November 4, 2021