Form 10-K
period 2021-12-25
TUPPERWARE BRANDS CORP
filed 2022-02-23
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the New York Stock Exchange-Composite Transaction Listing on June 25, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,129,056,630. For the purposes of making this calculation only, the registrant defines affiliates to include all of its directors and executive officers.

As of February 18, 2022, 48,916,776 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 4, 2021 are incorporated by reference into Part III of this Report.

PART I
Item 1. Business.
Description of Business

Tupperware Brands Corporation ("Tupperware," the "Company," "we," "us," or "our") is a leading global consumer products company that designs innovative, functional, and environmentally responsible products. Founded in 1946, the Company's signature container created the modern food storage category that revolutionized the way the world stores, serves, and prepares food. Today, this iconic brand has more than 8,500 functional design and utility patents for solution-oriented kitchen and home products. With a purpose to nurture a better future, the Company's products are an alternative to single-use items. The Company distributes its products into nearly 70 countries primarily through approximately 3.1 million independent sales force members around the world with approximately 553 thousand active at any designated point in time. Worldwide, the Company engages in the marketing, manufacture, and sale of design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. The Company primarily uses a direct selling business model to distribute and market products, while continuing to expand digital platforms and business-to-business distribution channels. Through personal connections, product demonstrations, and understanding of consumer needs, the Company's sales force members have been selling products to customers for over 75 years. The Company is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. ("Premark").

As of September 25, 2021, the Company has classified the results of certain key brands of the beauty business including Avroy Shlain, House of Fuller, Nutrimetics, and Nuvo as held for sale and as discontinued operations. As such, the results of the beauty businesses are reflected as discontinued operations including all comparative prior period information in the Consolidated Financial Statements. See Note 13, Held for Sale Assets and Discontinued Operations, for additional information.

Turnaround Plan Update

In 2021, under the leadership of President & Chief Executive Officer Miguel Fernandez, the Company continued to build the foundation to execute on a new growth strategy, one that leverages consumer acceptance of the iconic Tupperware brand and gives the Company the ability to expand into new product categories, increase consumer access points and grow distribution channels, all while strengthening the Company’s core direct selling business. The Company continued to execute on its three-year Turnaround Plan(a) with progress that included improvements in liquidity and strengthening of the capital structure through the sale of non-core assets; restructuring and refinancing the Company’s debt; and the utilization of share repurchase authorization. The key elements of the Turnaround Plan continue to focus on: structurally fixing the Company’s core business to create a more sustainable business model; shifting from a distributor push model to a consumer pull model to capture the needs of today’s customer sets; opening up access to Tupperware products in channels where today’s consumers want to shop; and expanding into new product categories to bring more innovative solutions to the market. The management team has made significant progress on these key elements of the Turnaround Plan all while continuing to evolve and deal with the continuing and changing impact on the world affected by COVID-19.

____________________
(a)See Note 3: Re-engineering Charges to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for more information.

COVID-19

Since early 2020, the Company has followed guidance from the Centers for Disease Control and Prevention ("CDC") and the World Health Organization ("WHO") on actions required by individuals and businesses following the declaration of COVID-19 as a pandemic. Since 2020 the pandemic has impacted worldwide economic activity and many governments implemented policies intended to stop or slow the further spread of the disease. These policies, such as shelter-in-place orders, travel restrictions, and quarantine requirements, remained in place for a significant period of time, resulting in the temporary closure of schools and non-essential businesses and restrictions on travel and in-person gatherings. The Company has continued to respond by taking actions to keep employees protected, support the Company's global sales force and their communities, and maintain business continuity.

On November 4, 2021, the federal Occupational Safety and Health Administration ("OSHA") issued an Emergency Temporary Standard ("ETS") mandating that employers with more than 100 employees require covered employees to be fully vaccinated against COVID-19 or wear face coverings and submit weekly COVID-19 test results. On January 13, 2022, the United States Supreme Court issued a temporary injunction blocking the ETS pending further review by the Sixth Circuit Court of Appeals. The Company will continue to monitor federal, state, and local legislative and regulatory developments to comply with all applicable laws and regulations. Notwithstanding the foregoing, the Company is implementing its own vaccine mandate for its worksites in the United States with exemptions in compliance with applicable federal, state, and local laws and regulations, including the laws of the States of Florida and South Carolina.

A top priority for the Company as it continues to navigate the impacts of the global COVID-19 pandemic is the safety of its employees and their families, sales force and consumers, and to mitigate the impact of the pandemic on its operations and financial results. The Company will continue to proactively respond to the situation and may take further actions that alter the Company’s business operations as may be required by governmental authorities, or that the Company determines are in the best interests of its employees, sales force, and consumers. In order to ensure continued safety and protect the health of the employees, and to comply with applicable government directives, the Company has modified its business practices to allow its employees to work remotely, incorporate virtual meetings, and restrict all non-essential employee travel until further notice.

Liquidity and Capital Allocation

During the fourth quarter of 2021, the Company completed the refinance of its credit facilities by securing $880.0 million in a new credit facility. The new facility consists of a five-year $480.0 million revolving credit facility and a five-year term loan including a U.S. dollar term loan of $200.0 million and a Euro term loan of €176.0 million. The Company used the aggregate borrowings to repay the outstanding balance of the previous credit agreement which was composed of a term loan and a revolver facility. The refinance transaction lowered the Company’s cost of capital with a reduction of the interest rate on the term loans by six percentage points, extended the maturity of the credit facility by two and a half years to 2026, and increased liquidity by approximately $100.0 million. The new credit facility enhances the financial flexibility and is consistent with the strategy to optimize the capital structure as part of the Turnaround Plan. The Company has also improved its overall liquidity by focusing on its core business while considering strategic alternatives for non-core assets, including divestitures of its beauty and personal care products businesses. The Company completed the sales of manufacturing facilities in Asia Pacific and Europe and the sale of its remaining properties surrounding its Company headquarters in Orlando, Florida in 2021.
____________________
(a)as defined or noted in Note 17: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

Corporate Governance

Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, and information regarding the Company's transfer agent and registrar through the Company's website free of charge (as soon as reasonably practicable after reports are filed with the Securities and Exchange Commission (the "SEC), in the case of periodic reports) by going to www.tupperwarebrands.com, clicking on the "Investors" tab and searching under "Financial Information," "Corporate Governance" or "IR Resources."

I. Sales

Products

The Company primarily designs innovative, functional, and environmentally responsible products to help store, serve, and prepare food. The core of the Tupperware brand product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home, in addition to lines of cookware, knives, microwave products, microfiber textiles, water-filtration related items, and an array of products for on-the-go consumers. The Company continues to focus on introducing new, more sustainable materials to its product lines; new products designed to solve consumer needs identified by data and insights; and a refined product strategy tied to the Company’s renewed purpose to helping consumers reduce food waste and eliminate the use of single-use plastic products and packaging.

The Company continues to be recognized for product innovation efforts. In 2021, Tupperware was honored for its Eco+ Coffee to Go Cup by Fast Company’s 2021 Innovation by Design Awards and the Green Good Design Award from The Chicago Athenaeum. The Handy Spiral also received high honors by the 2022 German Design Awards and received the 2021 IF Seal from the Industrie Forum Design, Hannover. In addition to these recognitions, the new product introductions in 2021 included:

•The XtremAqua™ Freezable Bottle, a high-impact resistant and freezer-proof solution for consumers on-the-go. The bottle offers up to eight hours of fridge-fresh cool water when frozen. The Company launched the 880ml bottle in a number of markets in 2021 including Brazil, Mexico, South Africa, and across Europe, with plans to launch additional bottle sizes in 2022.
•The Universal Cookware set, a product line developed for small kitchens and spaces. The set includes a frying pan and two sizes of stockpots that together take the space of just one pot with its ability to nest. The product launched in Mexico, South Africa, the Philippines, the United States and Canada, and across other Latin America markets.
•The next generation of the popular SuperSonic™ Choppers designed to cut and chop food up to 5 times faster than using only a knife. The product, featuring Smart-Fast Bladez™ for powerful manual chopping in the kitchen, was introduced in the United States and Canada and across Europe.
•The Company continued to introduce Eco+ material, the umbrella for the Company’s more sustainable materials, including circular materials and bio-based materials. In 2021, Tupperware introduced a special limited edition product line with the National Park Foundation in the United States with a number of products made with Eco+ material, and also announced plans to expand its sustainable product portfolio with Eastman Tritan™ Renew, a material offering Tupperware the opportunity to design clear or transparent products with 50% certified recycled content without compromising on quality or clarity.
•The Company developed the strategy to expand its presence in the glass bakeware category given the current needs of today’s consumers and plan to launch new products in this area in 2022.

With its purpose to nurture a better future, in 2021 Tupperware brought to life its collaboration with TerraCycle's circular reuse platform, Loop, with its announcement to design and produce a one-of-a-kind reusable packaging container option for fast casual restaurant chain Tim Hortons, one of Loop's brand partners. The reusable container was created by Tupperware to package Tim Hortons' food menu items as part of a pilot program that launched in 2021 at select restaurant locations in Canada.

II. Markets

The Company operates its business under four reportable segments in four broad geographic regions: (1) Asia Pacific, (2) Europe (Europe, Africa and the Middle East), (3) North America, and (4) South America. See Note 22: Segment Information to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for further details regarding segment information.

Sales are to the ultimate customer principally through direct selling by approximately 3.1 million independent sales force members with approximately 553 thousand active at any designated point in time. Products are primarily sold directly to independent distributors, directors, managers, and dealers (the "sales force") throughout the world. Sales force members purchase products at a discount from the Company and then sell them to their customers. Sales methods can differ based on the market.

A significant portion of the Company's business is operated through distributors, some of whom stock inventory and fulfill orders from the sales force that are generally placed after orders have been received from their customers. In a stocking model, the distributor orders product, stocks it in a warehouse and picks, packs, and ships it to the sales force for distribution to the end consumer. In a non-stocking model, the distributor’s focus is on increasing the sales force size while the Company manages the stocking and distribution of inventory. Discounts to the distributor are adjusted depending on the level of service provided. Where distributorships are granted, they have the right to market the Company's products and to utilize Tupperware's trademarks, subject to certain limitations. The vast majority of the sales force members are independent contractors and not employees of the Company.

Some business units utilize a campaign merchandising system whereby sales force members sell through brochures generated every two or three weeks to their circle of influence including friends, neighbors, and relatives. The brochures highlight new products and specially-priced items for each sales campaign and allow the sales force to connect one-on-one with the consumer. Generally, the sales force forwards an order to a designated Tupperware distribution center where the product is packaged and shipped to the sales force for delivery to the consumer.

The Company also uses retail stores and studios, owned by independent sales force members, in certain markets, most predominantly in China. These physical locations provide an entrepreneurial opportunity for independent owners to connect with consumers to demonstrate and sell products while also creating visibility and reinforcing Tupperware’s image with consumers. As of December 25, 2021, the Company's products in China could be purchased at over 5 thousand locations with approximately 500 additional stores or studios located in other parts of the world. As part of the Company's Turnaround Plan, the new growth strategy will expand to offer additional in-person product purchasing opportunities to complement the current retail store and studio strategy.

Accelerated by the global pandemic, the Company has seen a worldwide shift by its sales force to incorporate digital methods of doing business. The adoption of digital demonstrations has grown as a result of more people staying at home, thus enabling a sales force member’s ability to reach new customers. Geographic location is no longer a limiting factor for the Company's independent sales force members and the Company sees this adoption of digital tools and methods to selling as a key element of building a more sustainable and predictable business. In both 2020 and 2021, Tupperware provided its sales force with various digital tools to connect with consumers directly through social media and personalized web pages, offered digital training and virtual meetings for sales force development, and maintained direct websites in several countries including, but not limited to, Brazil, Mexico, and the United States and Canada for consumers to purchase products. As of December 25, 2021, the Company's distribution system had approximately 2 thousand distributors, 94 thousand managers (including directors and team leaders) and 3.1 million independent sales force members worldwide with approximately 553 thousand active at any designated point in time.

Business Strategy

As its business strategy evolves, as part of the Turnaround Plan, the Company is focused on accelerating modernization in two areas. First is improving the core direct sales business, introducing a data-driven approach to sales force marketing, communication and recruitment, and introducing new digital tools and training to make doing business more efficient. The Company is working on an approach to personalize the customer experience based on consumer behaviors and has defined two distinct groups within its sales force – those who want to build a business or career with the Company (the "Business Builders"), and those who want access to discounted or exclusive products (the "Preferred Buyers"). Future communications, service, support, and marketing approach will be tailored with these segmented audiences in mind.

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

III. Competition

The Company has many competitors both domestically and internationally. The principal bases of competition generally are marketing, price, quality, and innovation of products, as well as competition with other companies for independent sales force. Due to the nature of the direct selling industry, it is critical that the Company provides a compelling earnings opportunity for the sales force, along with developing new and innovative products. The Company maintains its competitive position, in part, through a focus on product design, quality, and innovation, as well as the use of strong incentives and promotional programs.

Through its Tupperware brand, the Company competes in the food storage, serving and preparation, containers, children's toys and gifts categories. The Company works to differentiate itself from its competitors through its brand names, product innovation, quality, value-added services, celebrity endorsements, technological sophistication, new product introductions, and its channel of distribution, including the training, motivation, and compensation arrangements for its independent sales force.

IV. Resources

Many of the products manufactured by and for the Company require specialty polymers including plastic resins that meet its rigorous design and quality specifications. These resins are purchased through various arrangements with a number of large chemical companies located in many of the markets in which the Company has a presence or sells its products. Research and development relating to these polymers and resins used in Tupperware brand name products is performed by both the Company and its suppliers. In 2020 and 2021, the Company experienced shipping constraints and delays coming from sourced suppliers due to COVID-19. To date, the Company has been able to secure an adequate supply of raw materials for its products, and it endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions occur in its operations.

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

V. Government Regulations

Compliance with government regulations, including those relating to environmental protection, has not had in the past, and is not expected to have in the future, a material effect upon the Company's capital expenditures, liquidity, earnings, or competitive position.

VI. Human Capital

As of December 25, 2021, the Company had approximately 10,000 employees. Given the ongoing impacts of the COVID pandemic, the Company’s first priority continues to be on helping employees stay safe and adhering to guidance from the Centers for Disease Control and Prevention ("CDC") and the World Health Organization ("WHO") on actions required by individuals and businesses to protect employees, support our global sales force and maintain business continuity. Over the course of 2021, the Company kept employees informed of regulations governing remote work, travel, use of personal protective equipment whether in the office or in a factory setting, with communication lines open for all employees to ask questions or raise concerns. Tupperware also supported in transitioning employees where possible to remote working arrangements, providing them with necessary equipment and tools.

Despite the impacts on working arrangements and operations, the Company continues to reinforce its guiding principles that were defined by the new leadership team in 2020 and in support of the Company’s three-year Turnaround Plan. With a set of core values defined as "doing what’s right, always improving, and succeeding together," the Company continued to support this vision for people management to ensure alignment to the strategy. The Company upheld five core areas related to human capital in order to create and maintain a performance-driven culture with employee pride:

•Design and build an effective organization that achieves results.
•Introduce management by objectives and service level agreements to reinforce performance and accountability.
•Establish new practices for selecting, assessing, and developing the right talent to build a high performance team.
•Set the basis for a value-based culture of full accountability and excellence.
•Create incentive programs aligned to Company strategy and motivate through rewards and recognition.

The following initiatives were key highlights for the Company in 2021:

•Aligning human resources processes throughout the Company to provide a single framework in which all business regions can operate effectively allowing efficient, consistent, and comparable performance management. This is supported by new corporate centers of excellence to lead best practice in human resources disciplines such as recruitment, performance management, and leadership development.
•Adopting management by objectives frameworks to support performance enhancement, compensation, incentive programs, and talent planning.
•Introducing more flexibility around when and where to work, reflecting a new model that proved successful during the COVID-19 pandemic. TuppFlex is a new policy that provides more flexible working hours and increases the support for remote working arrangements for employees.
•Integrating an unconditional responsibility mindset among the leadership teams as a basis to drive accountability and ownership across the organization to enable success under the Turnaround Plan.

•Improving recognition to drive further engagement and reward contribution through a new global recognition and rewards program, TuppSTAR, aligning with the Company’s principles, values, and core competencies to help reinforce a culture of accountability, inclusion, and celebrating success.
•Enhancing communication tools to ensure everyone is connected and has the right information to do their job, including monthly Global Town Halls, global organization updates and new hire announcements, monthly global newsletters, as well as a robust intranet with resources and information.
•Enhancing the Company’s Diversity, Equity, and Inclusion ("DEI") efforts to further foster an inclusive workplace where everyone has the opportunity to feel welcomed, valued and contribute to the best of their potential. In 2021, the Company established a target to be globally recognized for diversity, equity, and inclusion in the workplace through achieving certification by a globally-recognized intersectional equity standard by 2030. As of December 25, 2021, women hold 60% of the company's executive and management roles and more than half of the independent members of the Board of Directors are women.

VII. Environmental, Social and Governance

Our Commitment to ESG

For over 75 years, the Company has provided alternatives to single-use plastic products, has offered career paths and opportunities for women, and has been committed to gender and racial diversity. In 2020, Tupperware Brands embarked on a three-year Turnaround Plan to deliver long-term profitable growth and part of that strategy was to build upon the foundational sustainability story of the iconic brand.

The Company started with redefining its purpose to more closely align with its more than seven decade commitment to being "environmentally friendly," which reflect the concerns, desires, and needs of consumers for more reusable, durable, and environmentally-friendly products. With this purpose to nurture a better future every day, the Company expects to make decisions that benefit people, the planet, and communities served by the Company and its sales force.

In 2021, the Company built upon this foundation by conducting a new materiality assessment for environmental, social, and governance ("ESG") initiatives to inform developments in the Company’s business strategy and new stakeholder expectations in the wake of the impacts of COVID-19. The exercise informed Tupperware’s definition of priority ESG topics and a revised ESG strategy and associated targets.

Highlights of Tupperware’s progress and focus areas to enhance its ESG strategy and priorities include the following:

•In December 2021, the Company published the tenth sustainability report reflecting the priority sustainability impacts of the business on stakeholders that were defined in the new materiality assessment conducted in 2021. The report outlines the Company’s plans to expand commitments to ESG efforts as the Turnaround Plan progresses. The report includes for the first time, Social and Governance goals and newly established 2025 and 2030 targets, including 90% absolute reduction of greenhouse gas ("GHG") emissions by 2030. The new ESG targets published in this recent report are aligned with the United Nations Sustainable Development Goals 5, 6, 12, and 13. The report was prepared in accordance with the Global Reporting Initiative ("GRI") Standards and the Sustainability Accounting Standards Board ("SASB") Standard for the containers and packaging industry in the resource transformation sector.

•Executed a premier sponsorship with the National Park Foundation ("NPF") to support efforts to enhance environmental stewardship with a focus on reusable products and waste reduction across the National Park System ("NPS"). With the national parks seeing more than 300 million annual visitors, parks are experiencing an increased strain on resources, particularly waste infrastructure. Tupperware’s first year of sponsorship of NPF created meaningful impact across the NPS and offered critical support for new water bottle refill station installations, recycling and composting infrastructure, and education across NPS sites in the United States in 2021.

•Entered a partnership with TerraCycle’s reuse platform Loop to advance the mission to shift consumer behavior from buying consumer goods in disposable packaging to purchasing goods in durable, reusable packaging. In 2021, Tupperware created one-of-a-kind reusable packaging for Restaurant Brand International's Tim Hortons as part of its partnership with Loop. Aimed at reducing packaging waste through a circular recycling system, the reusable container was created by Tupperware to package Tim Hortons' food menu items as part of a pilot program at select locations in Canada.

•The Company continued to be recognized for its commitment to ESG by being named to Newsweek’s list of America’s Most Responsible Companies for the second year in a row. Tupperware was also honored in 2021 by Fast Company in the outlet’s first ever Brands That Matter list, honoring brands that do more than sell products or provide services. This new recognition program honors brands achieving relevance through cultural impact, social engagement, and authentic communication of their mission and ideals.

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

IX. Information About Our Executive Officers

The following is a list of the names and ages of all executive officers of the Company as of February 23, 2022, indicating all positions and offices held by each such person with the Company, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Company (expected to occur on May 6, 2022).

Name	Age	Positions and Offices Held and Principal Occupations of Employment- During Past Five Years
Miguel Fernandez	50
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

Richard Goudis	60
Executive Vice Chair and Director of Tupperware Brands Corporation, since March 2020. Mr. Goudis is the former Chief Executive Officer of Herbalife Nutrition Ltd. from 2017 to 2019. He also served as Chief Operating Officer of Herbalife Nutrition Ltd. from 2010 to 2017, and as Chief Financial Officer of Herbalife Nutrition Ltd. from 2004 to 2010.

Patricio Cuesta	52
President, Commercial since April 2020. Mr. Cuesta was the Co-Founder and Managing Partner of ThinkQuan2M Consulting, a firm that coached CEOs on their business transformation, from 2019 to 2020. Prior thereto, Mr. Cuesta was the Senior Vice President, Worldwide Marketing for Herbalife Nutrition Ltd. From 2014 to 2018.

Cassandra Harris	49
Chief Financial Officer and Chief Operating Officer since October 2020, Chief Financial Officer since April 2019. Prior to joining Tupperware, Ms. Harris was Sr. Vice President and CIO at VF Corporation for two years. Prior to that role, she was VP and CFO of Global Supply Chain for seven years also at VF Corporation.

Hector Lezama	50
President, Commercial Business Expansion since February 2021, Senior Vice President, Expansion & Turnaround Markets, since April 2020. Prior to joining the Company, Mr. Lezama was Chief Executive Officer of Oprimax Group from 2014 through April 2020.

Madeline Otero	46
Senior Vice President, Chief Accounting Officer since July 2021, Senior Vice President, Finance and Accounting since May 2020, and Vice President and Controller since November 2018. Previously Vice President, Internal Audit and Enterprise Risk Management since November 2015, and Vice President and CFO, BeautiControl since January 2011.

Karen M. Sheehan	48
Executive Vice President, Chief Legal Officer and Secretary since January 2018, after serving as Senior Vice President, General Counsel and Secretary since January 2017, and as Vice President and Deputy General Counsel since December 2014.

Item 1A. Risk Factors.
There are inherent risks and uncertainties associated with the Company that could adversely affect its business, financial condition, or results of operations. Set forth below are descriptions of those risks and uncertainties that the Company currently believes to be material, but the risks and uncertainties described below are not the only ones that could adversely affect the Company. Other events that the Company does not currently anticipate or that the Company currently deems immaterial also may affect its business, financial condition, or results of operations. Before making an investment in the Company’s securities, investors should carefully consider the risk factors discussed below, together with the other information in this Report, including the section entitled Forward-Looking Statements in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other reports and materials filed by the Company with the SEC.

Risks Related to Internal Controls

If the Company is unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of the Company's financial reports and the Company's results of operations and stock price could be materially adversely affected.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. We rely on our employees to design, manage, and operate our systems and controls to assure that we properly enter into, record, and manage processes, transactions, and other relationships with customers, suppliers, and other parties with whom we do business. We also depend on employees and the systems and controls for which they are responsible to assure that we identify and mitigate the risks that are inherent in our relationships and activities. Thus, we are exposed to risks that include, but are not limited to, the risk of fraud by employees or persons outside the Company, the execution of incorrect or unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, unplanned interruptions in service, and vendors that do not perform in accordance with their contractual agreements. Certain of these types of activities were identified in the course of the Company’s review of its Mexico operations and are the subject of an SEC inquiry. See "Risks Related to Internal Controls - The ongoing SEC inquiry and any potential related litigation entail risks and uncertainties" for more information. Failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements or a delay in our ability to timely file our periodic reports with the SEC, which could have a material adverse effect on the price of our common stock.

As previously disclosed, in connection with the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2020, we identified a material weakness in our internal control over financial reporting with respect to the fiscal year ended December 26, 2020, and if we are unable to maintain effective internal control over financial reporting in the future, our ability to report our financial condition and results of operations in a timely and accurate manner could be adversely affected, investor confidence in our Company could diminish, and the value of our common stock may decline.

The Company must comply with a number of legal and regulatory requirements, including those under the Sarbanes-Oxley Act of 2002, as amended, which requires us, among other things, to assess and report on the effectiveness of our internal control over financial reporting annually and the reasonable assurance level of our disclosure controls and procedures quarterly. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Our independent registered public accounting firm may issue a report that is adverse if it is not satisfied with the level at which our controls are documented, designed, or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses or significant deficiencies. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities, and we could incur substantial expenses. We may not be able to effectively implement system and process changes required for new standards on a timely basis. Any delays or failure to update our systems and processes could also lead to a material weakness or significant deficiency.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously disclosed, and as described further in Item 9A. Controls and Procedures, the Company had previously concluded that its internal control over financial reporting was ineffective as of December 26, 2020 due to material weaknesses in internal control over financial reporting related to the control environment at the Fuller Mexico operations and Tupperware Mexico operations, due to override by local management of certain internal controls, which aggregated to material weaknesses in the control environment at the Mexico operations as of December 26, 2020.

As further described in Item 9A. Controls and Procedures, the Company successfully remediated its material weaknesses during the fiscal year 2021. However, if the Company is otherwise unable to maintain effective internal control over financial reporting, the ability to record, process and report financial information accurately, and within required time periods, could be adversely affected. This could subject the Company to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in the Company’s financial statements, and adversely impact its stock price. See "Item 9A: Controls and Procedures" for further discussion on these material weaknesses and remedial actions.

We are unable to predict the outcome of the ongoing SEC inquiry and any potential related litigation.

The SEC is conducting an inquiry into the Company’s accounting practices relating to its Mexico operations. The Company is fully cooperating with the SEC. As the SEC inquiry is ongoing, the Company is unable to predict how long the inquiry will continue or whether, at its conclusion, the SEC will bring an enforcement action against the Company and, if it does, what fines or other remedies it may seek. There can be no assurance that the SEC or another regulatory body will not make further regulatory inquiries or pursue action against the Company and its senior officers that could result in potentially significant sanctions and penalties, or that could require the Company to take additional remedial steps. Potential sanctions against the Company and/or individuals could include penalties, injunctions, and cease-and-desist orders. Furthermore, publicity surrounding the inquiry or any enforcement action that may result from it could have an adverse impact on the Company’s reputation, business, financial condition, results of operations, and cash flows. Accordingly, the ongoing SEC inquiry and any potential related litigation could result in distraction to management and entail risks and uncertainties the outcome of which could adversely affect our financial results and our reputation.

The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.

We are a party to claims and litigation in the normal course of business. Furthermore, the Company may face material litigation outside the ordinary course of business that could materially adversely impact the Company’s results of operations, financial condition, or cash flows. In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the "potential class period") regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff may decide to appeal the dismissal. The Company continues to believe the complaints and allegations to be without merit and intends to vigorously defend itself against the actions. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the third motion to dismiss in the putative stockholder class action. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows.

Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. Our insurance may not cover all claims that may be asserted against us, and we are unable to predict how long the legal proceedings to which we are currently subject will continue. An unfavorable outcome of any legal proceeding may have an adverse impact on our business, financial condition and results of operations, or our stock price. Any proceeding could negatively impact our reputation among our customers or our shareholders. Furthermore, publicity surrounding ongoing legal proceedings, even if resolved favorably for us, could result in additional legal proceedings against us, as well as damage our brand image.

Risks Related to our Operations

Our success depends, in part, on the quality and safety of our products.

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

Product safety or quality failures, actual or perceived, or allegations of product contamination, even when false or unfounded, or inclusion of regulated ingredients could tarnish the image of our brands and could cause consumers to choose other products. Allegations of contamination, allergens, or other adverse effects on product safety or suitability for use by a particular consumer, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected production was distributed. Such issues or recalls and any related litigation could negatively affect our profitability and brand image.

We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs.

The Company operates manufacturing facilities in the United States and around the world, and is subject to numerous environmental regulations with respect to the operation of those facilities. If the Company were to experience a material adverse environmental event at one of those facilities, or if the Company were to experience any material product safety issue or other significant issue with respect to its products or resins, the Company’s results of operations and financial condition could be materially adversely affected.

Furthermore, concern over plastics products may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG including disclosure requirements, or environmental causes may result in increased compliance or input costs of raw materials, which may cause disruptions in the manufacture of our products or an increase in operating costs. If the Company does not adapt to or comply with new regulations, or fails to meet evolving investor, industry, or stakeholder expectations and standards, or if the Company is perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and the Company’s reputation, business, or financial condition may be adversely affected.

Security incidents and attacks on our information technology systems could lead to significant costs and disruptions that could harm our business, financial results, and reputation.

The Company relies extensively on information technology systems to conduct its business, some of which are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, receiving orders and shipping product to customers, billing customers and receiving and applying payments, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing certain customer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company’s business. Current and increased information technology security threats, and current and more sophisticated computer crime, including advanced persistent threats, pose a risk to the security of the information technology systems, networks, and services of the Company, its customers and other business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and other business partners. Furthermore, the risk of a cybersecurity incident is heightened as more of the Company’s employees work remotely. As a result, the Company’s information technology systems, networks, or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal, or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although the Company has business continuity plans in place, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches. Any business interruptions or data security breaches, including cyber-security breaches resulting in private data disclosure, could result in lawsuits or regulatory proceedings, damage the Company’s reputation or adversely impact the Company’s results of operations, cash flows, and financial condition. While the Company maintains insurance coverage that could cover some of these types of issues, the coverage has limitations and includes deductibles such that it may not be adequate to offset losses incurred. The Company has experienced various security threats and incidents, including, for example, email compromise events, vulnerabilities, malware, phishing, and non-compliance with internal security requirements and procedures, that have not had a material impact on the Company; however, if the Company were to experience material threats or incidents in the future, there could be significant costs and disruptions that could harm the Company's business, financial results, and reputation.

The Company could also be adversely affected by system or network disruptions if new or upgraded information technology systems or software are defective, not installed properly, or not properly integrated into its operations, as well as if the capacity and system limitations of the Company’s information technology systems or software are exceeded due to the number of the Company’s employees working from home during COVID-19 restrictions. Various measures have been implemented to manage the risks related to the implementation and modification of hardware and software, but any significant disruption or deficiency in the design and implementation of new or upgraded information technology systems or software could have a material adverse effect on the Company’s business, financial position, and results of operations and could, if not successfully implemented, adversely impact the effectiveness of internal controls over financial reporting. The Company is continuing to upgrade its systems on a worldwide basis, and as disclosed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," in 2020 the Company incurred a $30.5 million write-off of capitalized software implementation costs related to the front and back office standardization project that was initiated in 2017, due to a shift in the business model and digital strategy set forward by the new leadership team.

Current and future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

The Company must meet certain financial covenants as defined in the applicable agreements to borrow under its credit facilities. In the event the Company fails to comply with any of the covenants or to meet its payment obligations, it could lead to an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations. The Company may not have sufficient working capital or liquidity to satisfy its debt obligations in the event of an acceleration of all or a portion of its outstanding obligations. If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance its indebtedness. The Company’s ability to restructure or refinance its debt in the future will depend on market conditions and the Company’s financial performance at such time. Any refinancing, if at all, of the Company’s debt could be at higher interest rates and may require the Company to comply with more covenants, which could further restrict its business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives.

During the fourth quarter of 2021, the Company and certain of its subsidiaries entered into a new credit agreement with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party to such credit agreement. The new credit agreement provides for (i) a revolving credit facility in an aggregate principal amount available to the Company and the subsidiary borrowers of up to $480 million, (ii) a term facility available to the Company in U.S. dollars in an aggregate principal amount of $200 million and (iii) a term facility available to the Company and the or the Swiss subsidiary borrower in Euros in an aggregate principal amount of €176 million. The revolving facility is divided into (a) global tranche, Mexican tranche, and Singaporean tranche commitments, with the aggregate amount of borrowings under each tranche not to exceed $450 million, $15 million, and $15 million, respectively, (b) a global tranche letter of credit facility, available up to $50 million of the amount of the revolving facility, and (c) a global tranche swingline facility, available up to $100 million of the amount of the revolving facility. Each of such tranches is available to the Company and the applicable subsidiary borrowers, with extensions of credit to the subsidiary borrowers not to exceed $325 million in the aggregate at any time outstanding. The Company is permitted to increase, subject to certain conditions, the revolving facility, the U.S. term facility and/or the Euro term facility so long as (i) the revolving facility is increased by no more than $250 million (for a maximum aggregate revolving facility of $730 million) and (ii) all facilities are increased by no more than $250 million, plus certain repayments of the loans under the credit agreement with Wells Fargo Bank, N.A., and the other parties, plus an unlimited amount provided that the incurrence of such amount does not cause the Consolidated Secured Net Leverage Ratio (as defined in the Credit Agreement and which shall be calculated net of up to $100 million of unrestricted cash and cash equivalents ("Cash Netting")) for the four (4) consecutive fiscal quarters then most recently ended to exceed 3.00 to 1.00. Each of the Revolving Facility, the U.S. Term Facility, and the Euro Term Facility will mature on November 23, 2026. As the Company's debt approaches maturity, if the Company is unable to refinance its new credit facility, or if the Company refinances its indebtedness on terms that are less favorable than those currently contained in the credit facility, the Company’s liquidity, results of operations, and financial condition could be materially adversely impacted.

The Company’s Tupperware trademark is collateral under the new credit facility. The Company’s iconic Tupperware brand has worldwide recognition, and the Company’s continuing success, including the value of its collateral under the new credit facility, depends on its ability to maintain and enhance its brand protection, image, and reputation. Maintaining, promoting, and growing the Tupperware brand will depend on design and marketing efforts, sales force and consumer promotions and campaigns, product innovation, and product quality. The Company’s commitment to product innovation and quality and its continuing investment in design and brand awareness may not have the desired impact on its brand image and reputation. In addition, the Company’s success in maintaining, extending, and expanding its brand image depends on its ability to adapt to a rapidly changing social media environment and digital dissemination of branding campaigns. The Company could be adversely impacted if it fails to achieve any of these objectives.

We may not fully realize the anticipated benefits of the Turnaround Plan and other operating or cost-saving initiatives, which may negatively impact our profitability.

In 2020, the Company accelerated transformation initiatives, initiated in the past few years, and developed a comprehensive Turnaround Plan. As the Company works to implement the Turnaround Plan, it may not realize anticipated savings or benefits from one or more of the various restructuring and cost-savings programs undertaken as part of these efforts in full or in part or within the time periods expected. It also may not realize the increase in sales intended to be enabled by the initiatives. The Company’s ability to improve its operating results depends upon a significant number of factors, some of which are beyond its control. Other events and circumstances, such as the effects of the COVID-19 pandemic, financial and strategic difficulties and delays or unexpected costs, including the impact of foreign currency and inflationary pressures, may occur which could result in not realizing targets or in offsetting the financial benefits of reaching those targets. Reaching those targets may also depend on the level of acceptance by the Company’s sales force of its compensation initiatives. The Company might also experience a decline in revenue in the short-term as part of the implementation of the Turnaround Plan, with the goal of increasing profits in the future. If the Company is unable to realize the anticipated savings or benefits, or otherwise fails to invest in the growth initiatives, the business may be adversely affected. In addition, any plans to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not these savings and benefits are realized. The Company is also subject to the risks of labor unrest, negative publicity, and business disruption in connection with these initiatives, and the failure to realize anticipated savings or benefits from such initiatives could have a material adverse effect on business, prospects, financial condition, liquidity, results of operations, and cash flows.

Furthermore, success of the Turnaround Plan depends on the Company’s ability to compete with other companies in the same markets. The business of marketing the Company’s products is highly competitive and sensitive to the introduction of new products, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. In addition, the Company is subject to increasing competition from sellers that utilize digital platforms. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing, and sales resources, more innovative sales channels or platforms, greater name recognition, larger established customer bases, and better-developed distribution channels than the Company does. The Company’s present or future competitors may be able to develop products that are comparable or superior to those offered by the Company, adapt more quickly than the Company does to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion, and sale of their products than the Company does. For example, if the Company’s competitors develop other products to help store, serve, and prepare food that prove to be more effective than the Company’s products, demand for Company’s products could be reduced. Accordingly, competition may intensify and the Company may not be able to compete effectively in its markets.

Risks Related to Our Business Model

The Company is largely dependent upon the independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network may materially adversely affect our financial condition and operating results.

The Company is largely dependent upon the independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings, and operating cash flows. The Company’s distribution system depends upon successful addition, activation, and retention of a large number of independent sales force members. The addition, retention, and activation of sales force members is dependent upon the competitive environment among other companies who also use this channel of distribution and upon the general labor market, unemployment levels, general economic conditions, demographic and cultural changes in the workforce and the level of penetration of the Company’s sales force in the geographies in which it operates, as well as the introduction of new products.

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

We rely on our sales force to adapt to changing consumer needs.

The Company currently has sales derived from channels other than direct selling. The reliance on this dominant channel in an environment where the consumer expects a frictionless experience could impact the Company’s business. Furthermore, reliance on this dominant channel was impacted by the pandemic, and while the Company’s sales force was able to utilize digital tools and social media to compensate for quarantine restrictions, this sales channel could be impacted further if other avenues for communicating with customers are unavailable.

Our ability to improve our financial performance depends on our ability to anticipate and respond to market trends and changes in consumer preferences.

The Company’s business is subject to changes in consumer trends and demands such as the types of products and materials the Company offers, the ease of finding and ordering the product, and the speed at which the products can be delivered. Consumer preferences and trends may change due to a variety of factors, such as changes in demographic trends, changes in the characteristics and materials used in our products, new market trends, or a weak economy in one or more of the markets in which we operate. The Company’s ability to accurately predict and respond to these changes could impact the Company’s financial results. If we are unable to anticipate changes in consumer preferences and trends, our business, financial condition, and operating results could be materially adversely affected.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of products to deliver to our customers. The Company has experienced, and may continue to experience, challenges in supplying products to meet customer demands, and might not be able to modify its internal systems, business practices, supply chain arrangements, and logistical support mechanisms quickly enough to meet these demands. If the Company is unsuccessful in keeping pace with these demands, the Company’s results of operations could be materially adversely effected.

We are subject to financial risks as a result of our international operations, including exposure to foreign currency fluctuations, the impact of foreign currency restrictions, and the impact of international sanctions.

The Company is subject to risks of doing business internationally. The Company has derived, for a number of years, most of its net sales from operations outside the United States. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars.

Movement in exchange rates has had and may continue to have a significant impact on the Company’s earnings, cash flows, and financial position. The Company’s most significant exposures are to the Brazilian Real, Chinese Renminbi, Argentine Peso, Euro, Indonesian Rupiah, Malaysian Ringgit, Mexican Peso, and South African Rand. Although the Company’s currency risk is partially mitigated by the natural hedge arising from its local product sourcing in many markets, a strengthening United States Dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign currency exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit, or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the United States Dollar. There can be no assurance that foreign currency fluctuations and related hedging activities will not have a material adverse impact on the Company’s results of operations, cash flows, and/or financial condition.

Furthermore, foreign governments may impose restrictions on currency remittances. Due to the possibility of government restrictions (or existing restrictions) on transfers of cash out of countries and control of exchange rates and currency convertibility, the Company may not be able to immediately access its cash at the exchange rate used to translate its financial statements.

In addition, the United States government may impose material sanctions and restrictions on doing business with certain countries, businesses, and individuals, including potential sanctions against countries such as Russia or within the Ukraine region, and potential military conflict or instability in the Ukraine region could occur. Such events could have a material adverse effect on the Company's business and financial performance, including through increased costs of compliance, restrictions on the Company's ability to sell into specific regions of the World, higher volatility in foreign currency exchange rates, and increased input costs (such as energy).

Risks associated with our international operations and sales and changes in economic environments could adversely affect our business and earnings.

An economic slowdown in any of the countries where the Company operates could materially affect the Company’s revenues and operating results. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. Among others, these risks include local political and economic environments, adverse new tax regulations, potentially burdensome privacy protocols, including the EU General Data Protection Regulation, and relations between the United States and foreign governments. In addition, the Company does business in developing countries, some of which have higher risk profiles, and some of the international jurisdictions in which the Company operates have a different, or less developed, legal system that lacks transparency in certain respects relative to that of the United States, and can accord local government authorities a higher degree of control and discretion over business than is customary in the United States.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar U.S. or foreign anti-bribery and anti-corruption laws and regulations in the jurisdictions in which we operate.

The Company operates in many different jurisdictions, including jurisdictions that are considered high-risk countries, and the Company could be adversely affected by violations of the United States Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-corruption laws. The FCPA and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. The Company’s internal policies mandate compliance with these anti-corruption laws. The Company operates in many parts of the world that have experienced corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite the Company’s training and compliance programs, the Company cannot assure you that its internal control policies and procedures always will protect the Company from reckless or criminal acts committed by Company’s employees or agents. The Company’s continued expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt the Company’s business and result in a material adverse effect on the Company’s results of operations or financial condition.

Our ability to conduct business in our international markets may be affected by political, legal, tax and regulatory risks.

The Company’s global operations expose the Company to a number of additional risks, including:

•changes in a specific country’s or region’s political, social, or economic conditions, particularly in emerging markets;
•civil unrest, turmoil, or outbreak of disease or illness, such as the novel coronavirus, in any of the countries in which we sell our products or in which we or our suppliers operate;
•tariffs, other trade protection measures, as discussed in more detail below, and import or export licensing requirements;
•potential adverse changes in trade agreements between the United States and foreign countries;
•uncertainty and potentially negative consequences relating to the implementation of the United Kingdom’s decision to leave the European Union ("Brexit");
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

See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding these risks.

Evolving global regulations on direct selling companies could harm our business and financial results.

The Company’s business may also be affected by actions of domestic and foreign governments to restrict the activities of direct selling companies for various reasons, including a limitation on the ability of direct selling companies to operate without the involvement of a traditional retail channel. Foreign governments may also introduce other forms of protectionist legislation, such as limitations or requirements on where the products can or must be produced or requirements that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export and import quotas, and restrictions on repatriation of foreign earnings and/or other methods of accessing cash generated internationally, may negatively affect the Company’s local or corporate operations. Governments may seek either to impose taxes on independent sales force members, to classify independent sales force members as employees of direct selling companies with whom they may be associated, triggering employment-related taxes on the Company’s sales force and/or the direct selling companies, or to impose registration requirements that could impact prospects’ willingness to join the sales force. Some governments prohibit or impose limitations on the requirement to purchase demonstration products upon joining a direct selling business and/or the types of activities for which sales force can be compensated. The United States government may impose restrictions on the Company’s ability to engage in business in other countries in connection with the foreign policy of the United States.

General Risk Factors

Our financial results and ability to grow our business may be negatively impacted by global events beyond our control.

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

Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, coronavirus, or even a particularly virulent flu, could decrease demand for the Company’s products and ability to offer them through parties held by the sales force. The worldwide outbreak of the Coronavirus Disease 2019 ("COVID-19"), which has been declared by the World Health Organization to be a "pandemic," has impacted worldwide economic activity. The Company’s employees, contractors, suppliers, sales force, consumers, and other business partners have been forced to conduct more limited business activities for an extended period of time, including due to required shutdowns requested or mandated by governmental authorities. The Company’s top priority is to protect its employees and their families, the sales force and consumers, and its operations from any adverse impacts. The Company has taken precautionary measures as directed by health authorities and local governments. COVID-19 has and may continue to have an impact on ports and trade into and out of countries around the world. Given the interconnectivity of global supply chain and global economy, the impact of COVID-19 has been extensive. While COVID-19 has had a negative impact on some of the Company’s suppliers and customers, the Company believes it has also experienced a positive impact from COVID-19 on overall net sales (as many customers are working from home). We are unable to predict the impact on the Company’s business when quarantining and other stay-at-home restrictions are lifted due to COVID-19, and the Company’s business may be materially adversely affected upon cessation of restrictions related to COVID-19.

Uncharacteristic or significant weather conditions can affect travel and the ability of businesses to remain open, which could lead to decreased ability for sales force to connect with customers and materially adversely affect short-term results of operations. Although it is not possible to predict such events or their consequences, these events could materially adversely affect the Company’s reputation, business and financial condition.

Our success is substantially dependent on the continued service of our senior management and other key employees, and our continued ability to attract and retain highly talented new team members.

The Company’s success depends in part on the efforts and abilities of qualified personnel at all levels, including its senior management team and other key employees. Their motivation, skills, experience, contacts, and industry knowledge significantly benefit the Company’s operations and administration. The failure to attract, motivate, and retain members of the senior management team could have an adverse effect on the Company’s results of operations, cash flows, and financial condition. During 2020, the composition of the Company’s senior management changed substantially. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder the Company’s strategic planning, execution, and future performance. A change in the senior management team may create uncertainty among investors, employees, and others concerning the Company’s future direction and performance. Any disruption in the Company’s operations or uncertainty could have an adverse effect on its business, financial condition, or results of operations.

We rely on third-party suppliers for raw materials and the loss of these suppliers, a supplier’s inability to supply a raw material or a disruption or interruption in the supply chain may adversely affect our business.

The supply and cost of raw materials, particularly petroleum and natural gas-based resins, may have an impact on the availability or cost of the Company’s plastic products. We may experience a significant disruption in the supply of raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. Moreover, our suppliers may not be able to fill our orders in a timely manner depending on market conditions or increased demand for product. In addition, if we lose or need to replace an existing supplier as a result of adverse economic conditions or other reasons, additional supplies of fabrics or raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to us in order to meet our requirements. Even if we are able to expand existing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers on our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials could have an adverse effect on our ability to meet consumer demand for our products and result in lower net revenues and net income (or higher net loss) both in the short and long term.

Failure to protect our intellectual property rights, or our conflict with the rights of others, could damage our brand, weaken our competitive position and negatively impact our results of operations.

Our success depends in large part on our brand image. We currently rely on a combination of copyright, trademark, patent and unfair competition laws, confidentiality procedures, and licensing arrangements to establish and protect our intellectual property rights. The steps taken by us to protect our proprietary rights may not be adequate to prevent infringement of our trademarks and proprietary rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some jurisdictions.

Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. The Company’s products are subject to frequent counterfeiting and other intellectual property infringement, which may be difficult to police and prevent, depending upon the ability to identify infringers and the availability and/or enforceability of intellectual property rights. Such counterfeit sales, to the extent they replace otherwise legitimate sales, could adversely affect our operating results. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who do not incur the substantial time and expense we incur to create our products. Any of these events could harm our business and have a material adverse effect on our results of operations and financial condition.

Our stock price may be volatile, and an investment in our common stock could suffer a decline in value.

The Company can also experience volatility in its common stock due to various factors, including negative investor sentiment and other factors beyond our control. These factors may include, among others, overall performance of the equity markets, variations in our quarterly results of operations or those of our competitors, our ability to meet our published guidance and securities analyst expectations, or recommendations by securities analysts. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also impact the market price of our common stock. Other risks, as discussed in the section entitled Forward-Looking Statements in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk of this Report," can be relevant to performance as well. These fluctuations could cause you to lose all or part of your investment in our common stock.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 25, 2021, the Company headquarters are leased by the Company and are located in Orlando, Florida. Tupperware owns and maintains manufacturing and/or distribution facilities in Brazil, Greece, Indonesia, Korea, Mexico, Portugal, South Africa, and the United States, and leases manufacturing and distribution facilities in Belgium, China, Germany, India, Japan, New Zealand, and Venezuela. The Company owns and maintains a commercial office in India.

The Company conducts a continuing program of new product design and development at its facilities in Belgium and Mexico. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. The Company considers the condition and extent of utilization of its manufacturing facilities, warehouses, and other properties to be good.

In addition to the above-described properties, in 2021 the Company completed the sale of its remaining properties surrounding its Company headquarters in Orlando, Florida.

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the "potential class period") regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff may decide to appeal the dismissal. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the third motion to dismiss in the putative stockholder class action. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows.

The SEC is conducting an inquiry into the Company’s accounting practices relating to its Mexico operations. The Company is fully cooperating with the SEC. As the SEC inquiry is ongoing, the Company is unable to predict how long the inquiry will continue or whether, at its conclusion, the SEC will bring an enforcement action against the Company and, if it does, what fines or other remedies it may seek. There can be no assurance that the SEC or another regulatory body will not make further regulatory inquiries or pursue action against the Company and its senior officers that could result in potentially significant sanctions and penalties, or that could require the Company to take additional remedial steps. Potential sanctions against the Company and/or individuals could include penalties, injunctions, and cease-and-desist orders. Furthermore, publicity surrounding the inquiry or any enforcement action that may result from it could have an adverse impact on the Company’s reputation, business, financial condition, results of operations, and cash flows.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which the Company’s common stock is traded is the New York Stock Exchange under the symbol "TUP." As of February 18, 2022, the Company had 42,609 shareholders of record and beneficial holders.

Item 5a. Performance Graph.

The following performance graph compares the performance of the Company's common stock to the Standard & Poor's 400 Mid-Cap Stock Index and the Standard & Poor's 400 Mid-Cap Consumer Discretionary Index. The Company's stock is included in both indices. The graph assumes that the value of the investment in the Company's common stock and each index was 100 at December 31, 2016 and that all dividends were reinvested.

Cumulative Shareholder Return

250
200
150
100
50
0
Return %
12/31/16
12/30/17
12/29/18
12/28/19
12/26/20
12/25/21
Time Period
Tupperware Brands Corporation
S&P 400 Mid-Cap
S&P 400 Mid-Cap Consumer Discretionary Index

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/31/2016	100.00	100.00	100.00
12/30/2017	124.38	116.23	119.45
12/29/2018	66.28	102.28	97.45
12/28/2019	18.21	130.30	124.11
12/26/2020	78.35	148.67	164.87
12/25/2021	35.13	182.21	203.64
Item 5c. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.

Item 6. Reserved

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for 2021, 2020, and 2019 and changes in financial condition during 2021 and 2020. This information should be read in conjunction with the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

The Company primarily designs innovative, functional, and environmentally responsible products to help store, serve, and prepare food. The core of the Tupperware brand product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home, in addition to lines of cookware, knives, microwave products, microfiber textiles, water-filtration related items, and an array of products for on-the-go consumers. Products are primarily sold directly to independent distributors, directors, managers, and dealers (the "sales force") throughout the world. Sales force members purchase products at a discount from the Company and then sell them to their customers. Sales methods can differ based on the market. The Company is largely dependent upon the sales force and individuals to reach the end customer, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings, and operating cash flows. The Company’s primary business drivers are the size, activity, diversity and productivity of its independent sales organizations. In 2021, the Company continued to sell directly and/or through its sales force as well as to end consumers via the internet and through business-to-business transactions, in which it sells products to a partner company.

As the impacts of foreign currency translation are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve the readers’ ability to understand the Company’s operating results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if current period exchange rates had been used to translate results in the prior period. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a "local currency" basis, or "excluding the foreign exchange impact." These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a local currency basis may not be comparable to similarly titled measures used by other companies.

COVID-19 impact in 2021 was most pronounced in Asia Pacific and Europe where the Company experienced partial or country-wide lockdowns of operations in various markets which affected financial results and liquidity. While the duration and severity of this pandemic continues to be uncertain due to the new variants, the Company currently expects that its results of operations in the first quarter of 2022 may also be negatively impacted by COVID-19. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, availability and distribution of vaccines, additional and new variants of the virus, and how quickly and to what extent normal economic and operating conditions can resume.

In line with the strategy of the Turnaround Plan, as described in Note 3: Re-engineering Charges, the Company decided to dispose of the operations of certain key brands of the Company's beauty business including Avroy Shlain, House of Fuller, Nutrimetics, and Nuvo in order to better focus on the core business. The Company completed the sale of Avroy Shlain in the first quarter of 2021, and as of the fourth quarter, has entered into a definitive purchase agreement for the sale of the House of Fuller business. This transaction is subject to customer closing conditions and is expected to close in the first quarter of 2022. The Company previously had a letter of intent with a potential buyer for Nutrimetics that did not progress into a definitive agreement. The Company has since received non-binding offers from several interested parties and expects to execute a new letter of intent by the second quarter of 2022. The Company is actively exploring strategic alternatives for Nuvo.

The Company has determined that these dispositions represent a strategic shift that will have a major effect on its results of operations. The Company has reflected the results of the beauty businesses as discontinued operations including all comparative prior period information in these Consolidated Financial Statements. Certain costs previously allocated to the beauty business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. See Note 13, Held for Sale Assets and Discontinued Operations, for additional information.

Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the section entitled Forward-Looking Statements in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Results of Continuing Operations - 2021 Versus 2020

	Year Ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions, except per share amounts)	December 25, 2021	December 26, 2020	Amount	Percent		Amount	Percent
Net sales	$1,602.3	$1,557.8	$44.5	3%	$24.6	$19.9	1%
Gross margin as a percent of sales	66.7%	67.6%	N/A	(0.9) pp	N/A	N/A	N/A
Selling, general and administrative expense as a percent of sales	51.6%	53.9%	N/A	(2.3) pp	N/A	N/A	N/A
Operating income	$250.5	$191.6	$58.9	31%	$6.6	$52.3	26%
Income from continuing operations	$155.6	$110.9	$44.7	40%	$7.0	$37.7	32%
Diluted earnings from continuing operations - per share	$2.93	$2.12	$0.81	38%	$0.13	$0.68	30%
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $1,602.3 million and $1,557.8 million in 2021 and 2020, respectively. Net sales increased in all segments with the exception of Asia Pacific. Excluding foreign exchange impact, sales increased $19.9 million or 1 percent, primarily due to:

•Argentina, from a more active sales force and productivity, including from higher prices due to inflation
•Brazil, from increased sales force activity including from the use of digital tools
•Malaysia and Singapore, driven by higher recruiting and a more active sales force
•Tupperware Mexico from increased sales force activity and higher business to business sales
•partially offset by lower sales, mainly in China, Indonesia, and Italy, primarily due to the negative impact from COVID-19 in China and Indonesia, lower net studio count in China, and lower business to business sales in Italy

The negative impact to net sales in 2021 as a result of COVID-19 is estimated at 3 percent. The average impact of higher prices was approximately 2 percent compared with 2020, excluding hyperinflationary price increases in Argentina. Considering the price increases in Argentina to keep up with inflation, the average impact of higher prices was approximately 3 percent.

The Company continues to monitor the effects of COVID-19 and the new variants on its sales and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity, and employee safety during this pandemic. As a result of the pandemic, the Company has seen a rapid adoption of digital tools and techniques by its sales force to reach and sell product solutions to more customers than ever before.

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

Gross Margin and Gross Profit

Gross profit was $1,068.3 million and $1,053.0 million in 2021 and 2020, respectively. Gross margin was 66.7 percent and 67.6 percent in 2021 and 2020, respectively. The decrease of 0.9 percentage points ("pp") is primarily due to:

•higher overall resin costs in all segments, with the most significant impact in the Americas led by Brazil and Mexico
•partially offset by lower overall manufacturing costs, driven by Europe

Selling, General and Administrative Expense

Selling, general and administrative expense was $827.2 million and $840.4 million in 2021 and 2020, respectively. Selling, general and administrative expense as a percentage of sales was 51.6 percent in 2021, compared with 53.9 percent in 2020. The 2.3 pp decrease is primarily due to:

•lower administration and other expenses mainly due to the reversal of $10.4 million non-income tax reserves in Brazil connected to a legal dispute over double taxation based on a final Supreme Court ruling in favor of the Company in the second quarter of 2021, lower professional services fees supporting business turnaround efforts, and an enterprise award from the local government in China which was received in the first quarter of 2021; partially offset by the absence of a gain related to the repatriation of cash from Argentina in the second quarter of 2020 versus a loss in the third quarter of 2021
•lower promotional expenses reflecting the benefits from implementation of right-sizing initiatives related to the Turnaround Plan and cancellation of certain events and travel due to COVID-19, primarily in Australia and New Zealand, China, Iberia, France, and the United States and Canada
•lower selling expenses primarily in Argentina, France, Germany, Japan, and the United States and Canada, including from lower allowance for credit losses and lower sales force commissions
•partially offset by higher distribution costs, mainly from higher warehousing costs in Australia and New Zealand, Brazil, Italy, South Africa, and the United States and Canada, as well as higher investments in marketing, digital and business expansion talent, infrastructure and systems needs to support the growth strategy, and investments in the optimization of the Company's global tax structure

The Company segregates corporate operating expenses into allocated and unallocated components based upon the estimated time spent managing segment operations. The allocated costs are then apportioned on a local currency basis to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures.

Total unallocated expenses in 2021 decreased $20.9 million compared with 2020, primarily due to:

•lower fees for professional services firms supporting the Turnaround Plan efforts

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

Re-engineering Charges

Re-engineering charges were $14.8 million and $35.3 million in 2021 and 2020, respectively. Beginning in 2017, declines in revenue led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency, and otherwise turn around its business. These actions often result in re-engineering charges related to headcount reductions and to facility downsizing and closure, other costs that may be necessary in light of the revised operating landscape include structural changes impacting how its sales force operates, as well as related asset write-downs. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts. These re-engineering charges were mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the "Turnaround Plan") and the July 2017 revitalization program ("2017 program").

The re-engineering charges were:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020
Turnaround plan	$13.3	$32.2
2017 program	1.5	3.1
Other	—	—
Total re-engineering charges	$14.8	$35.3

The Company continued to execute on its three-year Turnaround Plan with progress that included improvements in liquidity and strengthening of the capital structure through the sale of non-core assets; restructuring and refinancing the Company’s debt; and the utilization of share repurchase authorization. The Company incurred $8.9 million and $31.4 million in 2021 and 2020, respectively, primarily related to severance costs.

Refer to Note 3: Re-engineering Charges to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information.

Gain on Disposal of Assets

Gain on disposal of assets was $32.3 million and $14.3 million in 2021 and 2020, respectively. In 2021 the Company realized a gain of $26.2 million from the sale of the remaining land near the Company headquarters in Orlando, Florida. In 2020 the Company realized a gain of $13.2 million from the sale of a manufacturing and distribution facility in Australia and a gain of $31.6 million from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land. The gain was offset by impairment of $30.5 million of capitalized software implementation costs related to the front and back office standardization project that was initiated in 2017, due to a shift in the business model and digital strategy set forward by the new leadership team.

Impairment Expense

Impairment expense was $8.1 million and $0.0 million in 2021 and 2020, respectively.

In the third quarter of 2021, the Company completed the annual goodwill impairment assessments for all of its goodwill reporting units as well as the annual impairment assessment for its indefinite-lived intangible assets. As part of this testing, the Company analyzed certain qualitative and quantitative factors in completing the annual impairment assessment. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales, profit margins, and discount rates, along with the royalty rate related to trade names. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded there were no impairments in the third quarter of 2021.

The Company assessed each reporting unit for triggering events during the fourth quarter of 2021, which included reviewing financial performance, macroeconomic conditions, market considerations, and other events. During this assessment, the Company noted that the Philippine reporting unit's financial performance had declined significantly in the fourth quarter and was not recovering as expected. The Company decided to change both commercial leadership and financial leadership and move to a new sales model in order to better support the market. Based upon the totality of information, the Company determined these indicators constituted a triggering event which required management to reassess the fair value of the reporting unit in relation to its carrying value to determine if goodwill was impaired. The Company concluded the full value of the Philippines goodwill was impaired and recorded an $8.1 million impairment charge in the fourth quarter of 2021.

Refer to Note 12: Trade Names and Goodwill to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information.

Gain on Debt Extinguishment

(Gain) loss on debt extinguishment was a loss of $19.9 million and a gain of $40.2 million in 2020, which was due to debt modifications and extinguishments in both years.

Interest Expense

Interest expense was $35.2 million and $38.6 million in 2021 and 2020, respectively. The change in interest expense is related to a decrease in the Company’s borrowings as well as a decrease of six percentage points in the interest rate of the term loans as a result of the debt refinancing as detailed in Note 17: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Interest Income

Interest income was $1.1 million and $1.5 million in 2021 and 2020, respectively. Interest income is related to the interest earned on the Company's cash balances.

Other Income, Net

Other income, net was a gain of $1.7 million and $12.0 million in 2021 and 2020, respectively. The Company records foreign currency translation impacts and pension costs in this line item.

Provision for Income Taxes

Provision for income taxes was $42.6 million and $95.8 million in 2021 and 2020, respectively. The effective tax rate was 21.5 percent and 46.3 percent in 2021 and 2020, respectively. The change in effective tax rate in 2021 from 2020 was primarily due to:

•favorable impact from the utilization of previously valued deferred tax assets due to a tax policy change related to certain direct and indirect costs for inventory and self-constructed assets under Internal Revenue Code ("IRC") Section 263A
•favorable jurisdictional mix of earnings,
•partially offset by losses in United States that currently have no tax benefit

Refer to Note 4: Income Taxes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information.

Income from continuing operations

Income from continuing operations was $155.6 million and $110.9 million in 2021 and 2020, respectively. See above discussion for the main drivers of changes in net income from continuing operations. A more detailed discussion of the results by reporting segment is included in the segment results section below.

Segment Results - 2021 Versus 2020

International operations accounted for 89 percent of sales in 2021 and 88 percent in 2020. They accounted for 99 percent and 97 percent of segment profit in 2021 and 2020, respectively.

The Company continued to have a negative impact to sales and profit results by reporting segment in 2021 from COVID-19. While the duration and severity of this pandemic is uncertain, the Company currently expects that its results of operations in the first quarter of 2022 may also be negatively impacted by COVID-19. The Company continues to monitor the effects of COVID-19 on its reported sales and profit and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity, and employee safety during this pandemic.

	Year Ended		Change			Foreign exchange impact	Change excluding the foreign exchange impact		Percent of total
(Dollars in millions)									Year Ended
	December 25, 2021	December 26, 2020	Amount	Percent			Amount	Percent	December 25, 2021	December 26, 2020
Net Sales
Asia Pacific	$461.5	$500.1	$(38.6)	(8)%		$18.6	$(57.2)	(11)%	29%	32%
Europe	433.5	415.6	17.9	4%		10.1	7.8	2%	27	27
North America	451.2	412.5	38.7	9%		11.7	27.0	6%	28	26
South America	256.1	229.6	26.5	12%		(15.8)	42.3	20%	16	15
Total net sales	$1,602.3	$1,557.8	$44.5	3%		$24.6	$19.9	1%	100%	100%

Segment profit
Asia Pacific	$106.1	$120.9	$(14.8)	(12)%		$5.3	$(20.1)	(16)%	35%	41%
Europe	$83.0	$73.0	$10.0	14%		$0.5	$9.5	13%	27%	24%
North America	$55.2	$58.4	$(3.2)	(5)%		$2.6	$(5.8)	(10)%	18%	20%
South America	$61.7	$45.8	$15.9	35%		$(2.2)	$18.1	42%	20%	15%

Segment profit as a percent of sales
Asia Pacific	23.0%	24.2%	N/A	(1.2)	pp
Europe	19.1%	17.6%	N/A	1.5	pp
North America	12.2%	14.2%	N/A	(2.0)	pp
South America	24.1%	19.9%	N/A	4.2	pp
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Asia Pacific

Net sales were $461.5 million and $500.1 million in 2021 and 2020, respectively. Excluding foreign exchange impact, sales decreased $57.2 million or 11 percent, primarily due to:

•China, from higher studio closings and a slower pace of new studio openings, and from COVID-19 lockdowns related to resurgence challenges
•Indonesia mainly from disruption of sales force activities, and lower consumer spending, negatively impacted by COVID-19
•partially offset by Malaysia and Singapore where, despite a negative impact from COVID-19, sales increased due to a strong first half of the year, an increase in recruiting, and successful digital campaigns

The negative impact to net sales in 2021 as a result of COVID-19 is estimated at 6 percent. The average impact of higher prices was approximately 1 percent compared with 2020.

Segment profit was $106.1 million and $120.9 million in 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit decreased $20.1 million, primarily due to:

•China, from lower sales volume, lower gross margin driven by product mix, negatively impacted by COVID-19
•Indonesia, mainly from lower sales volume, negatively impacted by COVID-19

The Chinese Renminbi had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

Europe

Net sales were $433.5 million and $415.6 million in 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $7.8 million or 2 percent, primarily due to:

•Commonwealth of Independent States primarily due to higher sales force activity from market expansion and studio model development
•France, driven by increased business to business sales
•Greece, from higher recruiting and sales force activity
•Iberia, mainly due to increased sales force activity and productivity
•partially offset by Italy, mainly as a result of lower business to business sales, and to the negative impact from COVID-19

The negative impact to net sales in 2021 as a result of COVID-19 is estimated at 3 percent. The average impact of higher prices was approximately 2 percent compared with 2020.

Segment profit was $83.0 million and $73.0 million in 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit increased $9.5 million, primarily due to:

•Germany, as a result of lower operating expenses and lower allowance for credit losses
•France, mainly from higher business to business sales volume and better product mix, partially offset by higher selling expenses mainly from sales force commissions as a result of the change in business model
•Iberia, driven by higher sales volume
•partially offset by lower profitability driven by lower sales volume mostly in Italy and South Africa, including from the impact of COVID-19, and higher warehousing costs in South Africa

The Euro and the South African Rand had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

North America

Net sales were $451.2 million and $412.5 million in 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $27.0 million or 6 percent, primarily due to:

•Tupperware Mexico, from increased sales force activity and productivity, and higher business to business sales

The positive impact to net sales in 2021 as a result of COVID-19 is estimated at 0.7 percent. The average impact of higher prices was approximately 2 percent compared with 2020.

Segment profit was $55.2 million and $58.4 million in 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit decreased $5.8 million or 10 percent, primarily due to:

•Tupperware Mexico, driven by lower gross margin from product mix and higher resin costs
•The United States and Canada due to increased administrative costs

The Mexican Peso had the most meaningful impact on the year-over-year net sales and segment profit comparisons.
South America

Net sales were $256.1 million and $229.6 million in 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $42.3 million or 20 percent, primarily due to:

•Argentina, mainly from a more active sales force attributed to the implementation of a digital training platform and expansion of e-commerce on a national level, as well as improved productivity. Additionally Argentina experienced higher prices due to inflation
•Brazil, from increased core sales and business to business expansion

The negative impact to net sales in 2021 as a result of COVID-19 is estimated at 2 percent. The average impact of higher prices was approximately 4 percent compared with 2020, excluding the price increases in Argentina to keep up with inflation. Including the inflation impacted price increases, the average impact of higher prices was approximately 9 percent compared with 2020.

Segment profit was $61.7 million and $45.8 million in 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit increased $18.1 million or 42 percent, primarily due to:

•Argentina, driven by higher sales volume, partially offset by higher operating expenses due to inflation
•Brazil, from the reversal of certain non-income tax reserves and higher sales volume, partially offset by lower gross margin mainly impacted by higher resin costs, and higher warehousing costs

The Argentine Peso had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

Results of Continuing Operations - 2020 Versus 2019

As discussed in Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, the Company has reflected the results of the beauty businesses as discontinued operations in all comparative prior period information in these Consolidated Financial Statements. The following comparison of 2020 results as compared to 2019 reflects only the results of its continuing operations.

	Year Ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions, except per share amounts)	December 26, 2020	December 28, 2019	Amount	Percent		Amount	Percent
Net sales	$1,557.8	$1,614.1	$(56.3)	(3)%	$(90.8)	$34.5	2%
Gross margin as a percent of sales	67.6%	66.3%	N/A	1.3 pp	N/A	N/A	N/A
Selling, general and administrative expense as a percent of sales	53.9%	54.1%	N/A	(0.2) pp	N/A	N/A	N/A
Operating income	$191.6	$168.9	$22.7	13%	$(23.9)	$46.6	32%
Income from continuing operations	$110.9	$58.5	$52.4	90%	$(14.7)	$67.1	+
Diluted earnings from continuing operations - per share	$2.12	$1.19	$0.93	78%	$(0.30)	$1.23	+
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $1,557.8 million and $1,614.1 million 2020 and 2019, respectively. Excluding foreign exchange impact, sales increased $34.5 million or 2 percent, primarily due to:

•Brazil and the United States and Canada, mainly from a larger and more active sales force, and use of digital tools
•partially offset by China from a net reduction in studios, shift in product mix, lower consumer spending, and studio activities disruption from COVID-19, France from decrease in business-to-business sales, and the Philippines mainly due to longer closures and disruptions from government mandated lockdowns due to COVID-19

The negative impact to net sales in 2020 as a result of COVID-19 is estimated at 4 percent. The average impact of higher prices was approximately 3 percent compared with 2019.

The Company monitored the effects of COVID-19 on its sales and took several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic. As a result of the pandemic, the Company saw a rapid adoption of digital tools and techniques by its sales force to reach and sell product solutions to more customers than ever before. Additionally, a positive consumer trend resulted from COVID-19 in the rise of more people cooking at home, and consumers concerned with food storage and food safety. This, along with new sales and marketing techniques, resulted in a 3 percent increase in the Company's core sales as compared with 2019.

Gross Margin and Gross Profit

Gross profit was $1,053.0 million and $1,069.8 million in 2020 and 2019, respectively. Gross margin was 67.6 percent and 66.3 percent in 2020 and 2019, respectively. The increase of 1.3 percentage points ("pp") was primarily due to:

•lower manufacturing costs in Europe and South America
•lower resin costs in Asia Pacific, Europe, and North America
•favorable mix of products sold and the combined impact from a favorable mix of sales from units with higher than average gross margins, including from cost savings from the Turnaround Plan

Selling, General and Administrative Expense

Selling, general and administrative expense was $840.4 million and $873.3 million in 2020 and 2019, respectively. Selling, general and administrative expense as a percentage of sales was 53.9 percent in 2020, compared with 54.1 percent in 2019. The 0.2 decrease was primarily due to:

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

Total unallocated expenses in 2020 increased $26.2 million compared with 2019, primarily due to:

•higher management incentives, non-recurring fees for professional services firms supporting business turnaround efforts and pension settlement costs

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

Re-engineering Charges

Re-engineering charges were $35.3 million and $33.8 million in 2020 and 2019, respectively. Beginning in 2017, declines in revenue led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency, and otherwise turn around its business. These actions often result in re-engineering charges related to headcount reductions and to facility downsizing and closure, other costs that may be necessary in light of the revised operating landscape include structural changes impacting how its sales force operates, as well as related asset write-downs. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts. These re-engineering charges were mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the "Turnaround Plan") and the July 2017 revitalization program ("2017 program").

The re-engineering charges were:

	Year Ended
(In millions)	December 26, 2020	December 28, 2019
Turnaround plan	$32.2	$25.5
2017 program	3.1	4.5
Other	—	3.8
Total re-engineering charges	$35.3	$33.8

The Company continued to execute on its three-year Turnaround Plan with progress that included improvements in liquidity and strengthening of the capital structure through the sale of non-core assets and restructuring and refinancing the Company’s debt. The Company incurred $31.4 million and $13.1 million in 2020 and 2019, respectively, primarily related to severance costs.

Refer to Note 3: Re-engineering Charges to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information.

Gain on Disposal of Assets

Gain on disposal of assets was $14.3 million and $12.9 million in 2020 and 2019, respectively. In 2020 the Company realized a gain of $13.2 million from the sale of a manufacturing and distribution facility in Australia and a gain of $31.6 million from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land. The gain was offset by impairment of $30.5 million of capitalized software implementation costs related to the front and back office standardization project that was initiated in 2017, due to a shift in the business model and digital strategy set forward by the new leadership team. In 2019 the Company realized a gain of $8.8 million from sale of land near the Company headquarters in Orlando, Florida and $5.8 million for the sale of the marketing office in France.

Impairment Expense

Impairment expense was $0.0 million and $6.7 million in 2020 and 2019, respectively.

Refer to Note 12: Trade Names and Goodwill to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information.

Gain on Debt Extinguishment

(Gain) loss on debt extinguishment was a gain of $40.2 million in 2020. There was no such gain or loss in 2019.

Interest Expense

Interest expense was $38.6 million and $41.5 million in 2020 and 2019, respectively. The change in interest expense is related to a decrease in the Company’s borrowings.

Interest Income

Interest income was $1.5 million and $2.2 million in 2020 and 2019, respectively. Interest income is related to the interest earned on the Company's cash balances.

Other Income, Net

Other income, net, was a gain of $12.0 million and $17.8 million in 2020 and 2019, respectively. The Company records foreign currency translation impacts and pension costs in this line item.

Provision for Income Taxes

Provision for income taxes was $95.8 million and $88.9 million in 2020 and 2019, respectively. The effective tax rate was 46.3 percent and 60.2 percent in 2020 and 2019, respectively. The change in effective tax rate in 2020 from 2019 was primarily due to:

•a favorable treatment of gain on debt extinguishment and gain from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land, sheltered by a mixture of previously valued foreign tax credits and global intangible low-taxed income (“GILTI”) tax credits
•partially offset by losses in United States that currently have no tax benefit, and an unfavorable adjustment related to a continued limitation of interest expense deductions requiring a valuation allowance

Refer to Note 4: Income Taxes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further information.

Net Income from continuing operations

Net income was $110.9 million and $58.5 million in 2020 and 2019, respectively. See above discussion for the main drivers of changes in net income. A more detailed discussion of the results by reporting segment is included in the segment results section below.

Segment Results - 2020 Versus 2019

International operations accounted for 88 percent of sales in 2020 and 92 percent in 2019. They accounted for 97 percent and 97 percent of segment profit in 2020 and 2019, respectively.

The Company had a negative impact to sales and profit results by reporting segment in 2020 from COVID-19. While the duration and severity of this pandemic is uncertain, the Company expected that its results of operations in the first quarter of 2021 would also be negatively impacted by COVID-19. The Company monitored the effects of COVID-19 on its reported sales and profit and took several steps to mobilize its resources to ensure adequate liquidity, business continuity, and employee safety during this pandemic.

	Year Ended		Change			Foreign exchange impact	Change excluding the foreign exchange impact		Percent of total
(Dollars in millions)									Year Ended
	December 26, 2020	December 28, 2019	Amount	Percent			Amount	Percent	December 26, 2020	December 28, 2019
Net Sales
Asia Pacific	$500.1	$564.8	$(64.7)	(11)%		$(3.3)	$(61.4)	(11)%	32%	35%
Europe	415.6	439.9	(24.3)	(6)%		(10.8)	(13.5)	(3)%	27%	27%
North America	412.5	348.4	64.1	18%		(17.4)	81.5	25%	26%	22%
South America	229.6	261.0	(31.4)	(12)%		(59.3)	27.9	14%	15%	16%
Total net sales	$1,557.8	$1,614.1	$(56.3)	(3)%		$(90.8)	$34.5	2%	100%	100%

Segment profit
Asia Pacific	$120.9	$121.1	$(0.2)	—%		$(1.1)	$0.9	1%	41%	47%
Europe	$73.0	$30.9	$42.1	+		$(3.3)	$45.4	+	24%	12%
North America	$58.4	$60.7	$(2.3)	(4)%		$(6.1)	$3.8	7%	20%	24%
South America	$45.8	$43.4	$2.4	6%		$(10.6)	$13.0	40%	15%	17%

Segment profit as a percent of sales
Asia Pacific	24.2%	21.4%	N/A	2.8	pp
Europe	17.6%	7.0%	N/A	10.6	pp
North America	14.2%	17.4%	N/A	(3.2)	pp
South America	19.9%	16.6%	N/A	3.3	pp
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Asia Pacific

Net sales were $500.1 million and $564.8 million in 2020 and 2019, respectively. Excluding foreign exchange impact, sales decreased $61.4 million or 11 percent, primarily due to:

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

Segment profit was $120.9 million and $121.1 million in 2020 and 2019, respectively. Excluding foreign exchange impact, segment profit increased $0.9 million, primarily due to:

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

Europe

Net sales were $415.6 million and $439.9 million in 2020 and 2019, respectively. Excluding foreign exchange impact, sales decreased $13.5 million or 3 percent, primarily due to:

•France, Italy, and South Africa mainly due to disruptions from COVID-19
•partially offset by Germany from core sales improvement mainly reflecting a more active sales force and the Commonwealth of Independent States from higher recruiting and a larger sales force count

The negative impact to net sales in 2020 as a result of COVID-19 is estimated at 8 percent. The average impact of higher prices was approximately 2 percent compared with 2019.

Segment profit was $73.0 million and $30.9 million in 2020 and 2019, respectively. Excluding foreign exchange impact, segment profit increased $45.4 million, primarily due to:

•higher gross margin
•lower bad debt, mainly in France and Germany
•lower promotional spending reflecting cancellation of certain events and travel due to COVID-19 and benefits from implementation of right-sizing initiatives related to the Turnaround Plan, mainly in Germany and Italy
•partially offset by impact from COVID-19, primarily in France, Italy, and South Africa

The South African Rand had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

North America

Net sales were $412.5 million and $348.4 million in 2020 and 2019, respectively. Excluding foreign exchange impact, sales increased $81.5 million or 25 percent, primarily due to:

•the United States and Canada, reflecting a larger sales force from higher recruiting, increased activity, and leveraging of digital tools

The positive impact to net sales in 2020 as a result of COVID-19 is estimated at 5 percent. The average impact of higher prices was approximately 1 percent compared with 2019.

Segment profit was $58.4 million and $60.7 million in 2020 and 2019, respectively. Excluding foreign exchange impact, segment profit increased $3.8 million or 7 percent, primarily due to:

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
South America

Net sales were $229.6 million and $261.0 million in 2020 and 2019, respectively. Excluding foreign exchange impact, sales increased $27.9 million or 14 percent, primarily due to:

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

Segment profit was $45.8 million and $43.4 million in 2020 and 2019, respectively. Excluding foreign exchange impact, segment profit increased $13.0 million or 40 percent, primarily due to:

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

Financial Condition
Liquidity and Capital Resources
The Company's net working capital position improved by $455.9 million at the end of 2021 compared with the end of 2020. Excluding the foreign exchange impact, net working capital increased $448.3 million, primarily due to:
•$412.0 million decrease in short-term borrowings due to the new Credit Agreement, which is long-term in nature, thus significantly improving working capital
•$125.8 million increase in cash
•$34.9 million increase in inventories, due to changes in net sales especially during the second half of the year, resulting in higher balances

On August 6, 2021, Standard & Poor’s ("S&P") raised its rating of the Company from B to B+ with a stable outlook, due to the continued deleveraging. Following the refinancing transaction on November 23, 2021, S&P stated the B+ rating and stable outlook remained unchanged. Moody's withdrew all of its ratings for the Company following the redemption of certain of the Company's outstanding debt on February 8, 2021. If the Company faces downgrades in its credit rating, it could also experience further strains on its liquidity and capital resources, higher cost of capital and decreased access to capital markets.

During the fourth quarter of 2021, the Company completed the refinance of its credit facilities by securing $880.0 million in a new credit facility. The new facility consists of a five-year $480.0 million revolving credit facility and a five-year term loan including a U.S. dollar term loan of $200.0 million and a Euro term loan of €176.0 million. The Company used the aggregate borrowings to repay the outstanding balance of the previous credit agreement which was composed of a term loan and a revolver facility. The refinance transaction lowered the Company’s cost of capital with a reduction of the interest rate on the term loans by six percentage points, extended the maturity of the credit facility by two and a half years to 2026, and increased liquidity by approximately $100.0 million. The new credit facility enhances the financial flexibility and is consistent with the strategy to optimize the capital structure as part of the Turnaround Plan. The Company has also improved its overall liquidity by focusing on its core business while considering strategic alternatives for non-core assets, including divestitures of its beauty and personal care products businesses. The Company completed the sale of the manufacturing facility in France for approximately $9.1 million in the first quarter of 2021. The Company completed the sale of its remaining properties surrounding its Company headquarters in Orlando, Florida in the fourth quarter of 2021 for approximately $37.3 million.

Debt Summary

The debt portfolio consisted of:

	As of
(In millions)	December 25, 2021	December 26, 2020
Term loan	$398.5	$275.0
Revolver facility	312.0	423.3
Finance leases (a)	1.8	3.3
Unamortized debt issuance costs	(2.9)	(18.3)
Total debt	$709.4	$683.3

Current debt and finance lease obligations	$8.9	$424.7
Long-term debt and finance lease obligations	700.5	258.6
Total debt	$709.4	$683.3
____________________
(a)See Note 18: Leases for further details.

Credit Agreement

On November 23, 2021, the Company and its wholly owned subsidiaries, Tupperware Products AG, Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the "Subsidiary Borrowers"), entered into a credit agreement ("Credit Agreement") with Wells Fargo Bank, N.A. as administrative agent (the "Administrative Agent"), swingline lender, and issuing bank; Wells Fargo Securities, LLC, BMO Capital Markets Corp., Fifth Third Bank, and Truist Securities Inc. as joint lead arrangers and joint bookrunners; and BMO Harris Bank, N.A, Fifth Third Bank, National Association, and Truist Bank, as syndication agents. The Credit Agreement replaces the credit agreement amended on December 20, 2020 ("Old Credit Agreement"). The Credit Agreement

provides for (i) a revolving credit facility ("Revolver Facility") in an aggregate principal amount available to the Company and the Subsidiary Borrowers of up to $480.0 million, (ii) a term facility available to the Company in U.S. dollars in an aggregate principal amount of $200.0 million (“USD Term Loan”) and (iii) a term facility available to the Company and the or the Swiss subsidiary borrower in Euros in an aggregate principal amount of €176.0 million, (“Euro Term Loan”). The USD Term Loan and Euro Term Loan are collectively defined as the "Term Loan". The Revolver Facility is divided into (a) global tranche, Mexican tranche, and Singaporean tranche commitments, with the aggregate amount of borrowings under each tranche not to exceed $450.0 million, $15.0 million, and $15.0 million, respectively, (b) a global tranche letter of credit facility, available up to $50.0 million of the amount of the Revolver Facility, and (c) a global tranche swingline facility, available up to $100.0 million of the amount of the Revolver Facility. Each of such tranches is available to the Company and the applicable Subsidiary Borrowers, with extensions of credit to the Subsidiary Borrowers not to exceed $325.0 million in the aggregate at any time outstanding. The Company is permitted to increase, subject to certain conditions, the Revolver Facility, the USD Term Loan and/or the Euro Term Loan so long as (i) the Revolver Facility is increased by no more than $250.0 million (for a maximum aggregate Revolver Facility of $730.0 million) and (ii) all facilities are increased by no more than $250.0 million, plus certain repayments of the loans under the Credit Agreement with Wells Fargo Bank, N.A., and the other parties, plus an unlimited amount provided that the incurrence of such amount does not cause the Consolidated Net Leverage Ratio (as defined in the Credit Agreement and which shall be calculated net of up to $100.0 million of unrestricted cash and cash equivalents (“Cash Netting”)) for the four (4) consecutive fiscal quarters then most recently ended to exceed 3.00 to 1.00. Each of the Revolver Facility, the USD Term Loan, and the Euro Term Loan will mature on November 23, 2026. The obligations under the Credit Agreement are (a) guaranteed by (i) with respect to the Subsidiary Borrowers, the Parent Borrower and (ii) with respect to both the Parent Borrower and the Subsidiary Borrowers, each existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. subsidiary of the Parent Borrower (each a “Guarantor’) and (b) secured by substantially all tangible and intangible personal property of the Parent Borrower and each Guarantor and all products, profits and proceeds of the foregoing, in each case, subject to certain exceptions.

The Company used the aggregate borrowings to repay the outstanding balance on the Old Credit Agreement, which was composed of a term loan and a revolver facility. The Company has prepayment options, as well as mandatory quarterly prepayments starting March 31, 2022.

As of December 25, 2021, the Company had a weighted average interest rate of 2.08% with a base rate spread of 200 basis points on LIBOR-based borrowings under the Credit Agreement. Interest is payable in arrears and at maturity.

The Credit Agreement contains customary covenants that includes a financial covenant as well as customary affirmative and negative covenants, including, among other things, compliance with laws, delivery of quarterly and annual financial statements, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The Credit Agreement also includes events of default relating to customary matters (and customary notice and cure periods), including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to material indebtedness; bankruptcy; material judgments; and certain ERISA events.

For purposes of the Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. Consolidated Net Leverage Ratio is the ratio of (a) consolidated funded indebtedness minus up to $100.0 million of unrestricted cash and cash equivalents on the last day of each measurement period to (b) consolidated EBITDA for such measurement period. As of December 25, 2021 the Company is in compliance with the financial covenants in the Credit Agreement.

The Company routinely increases its Revolver Facility borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to temporarily reduce borrowing levels. As a result, the Company incurs more interest expense on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.

At December 25, 2021, the Company had $156.5 million of unused lines of credit, including $150.0 million under the committed, secured Credit Agreement, and $6.5 million available under various uncommitted lines around the world.

Cash

The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs, and current and anticipated restructuring actions. This liquidity includes its year-end 2021 cash and cash equivalents balance of $267.2 million, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents balance as of December 25, 2021 includes $230.1 million held by foreign subsidiaries. Cash and cash equivalents held by the entities in discontinued operations will be repatriated prior to the sale of the entities. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than the deferred tax liability of $11.7 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no United States federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.

The Company’s most significant foreign currency exposures include:
•Brazilian Real
•Euro
•Japanese Yen
•Swiss Franc
Business units in which the Company generated at least $100.0 million of sales in 2021 included:
•Brazil
•China
•Tupperware Mexico
•the United States and Canada

A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the additions to and retention and activity of the Company’s independent sales force or the success of new products, promotional programs and/or possibly changes in sales force compensation programs. See Item 1A. Risk Factors under "Natural Disasters and Unusual Weather Conditions, Pandemic Outbreaks (Including COVID-19), Terrorist Acts, Global Political Events and Other Serious Catastrophic Events" for more information regarding COVID-19 and how it could affect the Company's business, financial condition, or results of operations.

Cash Flow Activity

Operating Activities

Net cash provided by operating activities in 2021 was $111.4 million, compared with $166.6 million in 2020. The net unfavorable comparison was primarily due to:
•lower accrued liabilities, income taxes payable, pension liabilities
•higher inventory, mainly in North America
•partially offset by a decrease in lease assets and long term accounts receivable

Net cash provided by operating activities was $166.6 million in 2020, compared with $85.8 million in 2019. The net favorable comparison was primarily due to:

•higher accrued liabilities due to timing of payments, including lower cash tax payments due to government approved deferrals as relief for the impact of COVID-19
•higher deferred revenue, primarily in the United States and Canada
•partially offset by gain on debt extinguishment

Investing Activities

During 2021, the Company had $35.1 million of capital expenditures primarily consisting of:
•$12.3 million related to molds used in the manufacturing of products
•$10.0 million related to global information technology projects
•$10.5 million related to machinery and equipment
•$2.2 million related to buildings and improvement

In 2021, proceeds from disposal of property, plant and equipment were $53.3 million, primarily from the sale of land surrounding the Company headquarters in Orlando, Florida, and the sale of a manufacturing and distribution facility in Europe.

During 2020, the Company had $27.6 million of capital expenditures consisting of:
•$10.9 million related to molds used in the manufacturing of products
•$8.3 million related to global information technology projects
•$6.4 million related to buildings and improvements, and other machinery and equipment
•$1.5 million primarily related to land development near the Company headquarters in Orlando, Florida

In 2020, proceeds from disposal of property, plant and equipment were $59.1 million, primarily from sale-leaseback of the Company headquarters in Orlando, Florida along with the sale of certain surrounding land and sale of the manufacturing and distribution facility in Australia.

During 2019, the Company had $59.6 million of capital expenditures, consisting of:

•$22.8 million related to global information technology projects
•$20.2 million related to molds used in the manufacturing of products
•$15.9 million related to buildings and improvements, and other machinery and equipment
•$2.1 million primarily related to land development near the Company headquarters in Orlando, Florida

Financing Activities

During 2021, the Company had $19.2 million of outflow from financing activities primarily consisting of:

•$415.9 million outflow related to settlement of short debt
•$275.0 million outflow related to settlement of the Term Loan
•$25.0 million outflow related to repurchase of shares of the Company
•$9.9 million outflow related to debt issuance costs
•partially offset by $398.5 million inflow related to proceeds from issuance of long term debt
•and $312.0 million inflow from net borrowings on the revolver facility

During 2020, the Company had $169.0 million of outflow primarily consisting of:

•$552.3 million outflow related to the retirement of Senior Notes
•$20.7 million outflow related to debt issuance costs
•partially offset by $275.0 million inflow related to proceeds from the Term Loan and $131.0 million inflow related to short-term debt

During 2019, the Company had $85.3 million of outflow primarily consisting of:

•$74.3 million outflow related to dividends paid
•$6.2 million outflow related to short-term debt

Dividends

The Company suspended its dividend beginning in the fourth quarter of 2019.

Stock Repurchases

Open market stock repurchases by the Company were permitted under an authorization that ran through February 1, 2020 and allowed up to $2.0 billion to be spent and was not extended. Under this program, there were no stock repurchases in 2021 and 2020. On June 21, 2021 the Company’s board of directors authorized stock repurchases of up to $250.0 million of the Company’s common stock. During the third quarter of 2021, the Company repurchased 1,016,563 shares of its outstanding common stock for a total acquisition cost of $25.0 million. This is the first time since 2018 that the Company has repurchased any of its outstanding common stock.

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In 2021 and 2020, 105,669 and 59,636 shares were retained to fund withholding taxes, totaling $3.0 million and $1.6 million, respectively.

Contractual Obligations

The Company’s contractual obligations at December 25, 2021 and the effect such obligations are expected to have on its liquidity and cash flow in future periods are as follows:

Debt and related interest - Principal payments totaling $712.3 million required on long-term debt outstanding at December 25, 2021 are disclosed in Note 17: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. The related interest payments are projected to be $9.4 million in 2022, $7.9 million in 2023, $7.6 million in 2024,$7.0 million in 2025, and $$5.9 million in 2026. These amounts relate to interest payments on the Term Loan, Credit Agreement, and finance leases. For the Term Loan, the Company assumed the effective interest rate of 2.08% as of December 25, 2021. Future interest rates can differ based on leverage ratio and other factors.

Pension and post-employment medical benefits - Future benefit payments totaling $93.9 million for the Company's pensions and post-employment medical plans are disclosed in Note 19: Retirement Benefit Plans to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Capital commitments - The Company has capital commitments representing signed agreements on several capital projects in process totaling $11.3 million as of December 25, 2021, which it expects to fulfill within the next 12 months.

Lease obligations - Future lease payments totaling $98.5 million for the Company's operating and finance leases are disclosed in Note 18: Leases to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Income tax settlements - See Note 4: Income Taxes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information.

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

Allowance for Credit Losses

The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed by business unit and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for credit losses based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for credit losses. The Company considers as past due any receivable balance not collected within its contractual terms.

Inventories, net

The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions, and the availability of new markets or distribution channels. The Company prepares projections of demand and pricing on an item by item basis for all of its products. If inventory on hand exceeds projected demand or the expected market value is less than the carrying value, the excess is written down to its net realizable value. If actual demand or the estimate of market value decreases, additional write-downs would be required.

Income Taxes

The provision for income taxes includes income from U.S. and foreign affiliates taxed at statutory rates, the accrual or release of amounts for tax uncertainties, and U.S. tax impacts of foreign income in the U.S.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities on the financial statements and their respective tax bases. Deferred tax assets also are recognized for net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. These estimates are made on an ongoing basis based upon the Company's business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible. The valuation allowance reduces the deferred tax assets to an amount that management determined is more-likely-than-not to be realized.

The Company operates in and files income tax returns in the U.S. and numerous foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether a quantitative evaluation of the unit's fair value compared with its carrying value is appropriate for determining potential goodwill impairment. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent quantitative fair value evaluation ("fair value test"), as prescribed under ASC 350, Intangibles - Goodwill and Other, and other entity specific factors as deemed appropriate. When the Company determines a fair value test is appropriate, it estimates the fair value of the reporting unit and compares the result with its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit.

Fair value tests are done by using the income approach. The income approach, or discounted cash flow approach, requires significant assumptions to estimate the fair value of each reporting unit. These include assumptions regarding future operations and the ability to generate cash flows, including projections of revenue, expenses, utilization of assets and capital requirements, along with an appropriate discount rate to be used. The most sensitive estimate in the fair value test is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model uses a forecast period of 10 years and a terminal value. The growth rates are determined by reviewing historical results of the operating unit and the historical results of the Company’s similar business units, along with the expected contribution from growth strategies being implemented. The market approach relies on an analysis of publicly-traded companies similar to the Company and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on their having similar product lines of consumer goods and/or companies using a direct selling distribution method. The resulting multiples are then applied to the reporting unit to determine fair value.

The Company's indefinite-lived trade name is evaluated for impairment annually during the third quarter of each year similarly to goodwill beginning with a qualitative assessment. The annual process for assessing the carrying value of indefinite-lived trade name begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is appropriate, the quantitative impairment evaluation for the Company's indefinite-lived trade name involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a trade name exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The fair value of this trade name is estimated using the relief from royalty method, which is a form of the income approach. Under this method, the value of the asset is calculated by selecting a royalty rate, which estimates the amount a company would be willing to pay for the use of the asset. This rate is applied to the reporting unit's projected revenue, tax effected and discounted to present value.

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

The Company determines the discount rate primarily by reference to rates of high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The discount rate assumptions used to determine pension expense for the Company’s United States and foreign plans were as follows:

	Year Ended
Discount Rate	December 25, 2021	December 26, 2020
United States Plans	2.3%	3.3%
Foreign Plans	1.6%	1.1%

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

	Year Ended
Expected rate of return	December 25, 2021	December 26, 2020
United States Plans	5.0%	7.0%
Foreign Plans	2.9%	2.6%

The following table highlights the potential impact on the Company’s annual pension expense due to changes in certain key assumptions with respect to the Company’s plans, based on assets and liabilities as of December 25, 2021:

(In millions)	Increase	Decrease
Discount rate change by 50 basis points	$(0.3)	$0.3
Expected rate of return on plan assets change by 50 basis points	$(0.4)	$0.4

Post-retirement Benefits

The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in the financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate, to value benefit obligations. The Company determines the discount rate primarily by reference to rates of return on high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post-retirement benefit expense were 2.5 percent for 2021, and 3.3 percent for 2020. A change in discount rate of 50 basis points would not materially change the annual expense associated with the plan.

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

Incentive Compensation Plans

Compensation expense for stock-based awards is recorded on a straight-line basis over the required service period, based on the fair value of the award. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their stock options before exercising them (expected term), and the estimated volatility of the Company's common stock price over the expected term. These assumptions are generally based on historical averages of the Company.

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

Interest Rate Risk

Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of four different base rates, plus an applicable spread. The Company generally selects LIBOR as its base rate. As of December 25, 2021, the Company had a weighted average interest rate of 2.08 percent with a base rate spread of 200 basis points on its United States Dollar and Euro denominated LIBOR-based borrowings under the Credit Agreement.

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

As of December 25, 2021, the Company had total borrowings of $710.5 million outstanding under its Credit Agreement. If short-term interest rates varied by 10 percent, which in the Company’s case would mean short duration United States Dollar, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

The Company routinely increases its Revolver Facility borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to temporarily reduce borrowing levels. As a result, the Company incurs more interest expense on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.

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

Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows, and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the United States Dollar, and the large number of currencies involved, although the Company’s most significant exposures are to the Brazilian Real, Euro, Japanese Yen, and Swiss Franc.

Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many countries, a strengthening United States Dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging cash flow generated by those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany transactions, and a portion of purchases forecasted for generally up to the following 15 months. The Company does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit, or cash flow generated by its operations.

While the Company’s derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges was an outflow of $6.9 million, inflow of $3.6 million and outflow of $2.3 million in 2021, 2020, and 2019, respectively.

The United States Dollar equivalent of the Company's most significant net open forward contracts as of December 25, 2021 were to buy Japanese Yen worth $14.3 million and United States Dollars worth $63.1 million, and to sell Swiss Francs worth $32.6 million and Euros worth $35.7 million. In agreements to sell foreign currencies in exchange for United States Dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for United States Dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of December 25, 2021, the Company had a net derivative asset of $1.2 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts. Through the end of 2018, the Company recorded the impact of forward points in net interest expense and the same income statement line item that is used to present the earnings effect of the hedged item starting in 2019 and thereafter.

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

Commodity Price Risk

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Company products, and the Company estimates that 2022 cost of sales will include approximately $134.0 million for the cost of resin in the Tupperware brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are "polyolefins" (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, the Company estimates that a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by approximately $13.4 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.

Forward-Looking Statements

Certain statements made or incorporated by reference in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not based on historical facts or information are forward-looking statements. Statements that include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans" and similar expressions or future tense or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the SEC or, with respect to any documents or statements incorporated by reference, on the then current plans and expectations at the time such document was filed with the SEC, or statement was made. Such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in forward-looking statements. Except as required by law, and as outlined below the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. Such risks and uncertainties include, among others, the following:

•successful recruitment, retention, and productivity levels of the Company’s independent sales force and the Company's employees;
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
•whether the Company is successful in implementing its overall turnaround strategy, including, but not limited to, its capital allocation strategy and strategies around sales channels;
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
•general social, economic, and political conditions in markets, such as in Argentina, Brazil, China, France, India, Mexico, Russia, and Turkey and other countries impacted by such events;
•issues arising out of the sovereign debt in the countries in which the Company operates, such as in Argentina and those in the Euro zone, resulting in potential economic and operational challenges for the Company's supply chains, heightened counterparty credit risk due to adverse effects on customers and suppliers, exchange controls (such as in Argentina and Egypt), and translation risks due to potential impairments of investments in affected markets;
•disruptions resulting from either internal or external labor strikes, work stoppages, or similar difficulties, particularly in Brazil, France, India, and South Africa;
•changes in cash flow resulting from changes in operating results, including from changes in foreign exchange rates, restructuring activities, working capital management, debt payments, share repurchases, and hedge settlements;
•the impact of currency fluctuations and currency translation impacts on the value of the Company’s operating results, assets, liabilities, and commitments of foreign operations generally, including their cash balances during and at the end of quarterly reporting periods, the results of those operations, the cost of sourcing products across geographies, and the success of foreign hedging and risk management strategies;
•the Company's ability to engage in hedging transactions (including, without limitation, forwards and swaps) with financial institutions to mitigate risks relating to foreign-currency fluctuations and/or interest rate fluctuations and the possibility that such hedging transactions, even if entered into, are unsuccessful;
•the impact of natural disasters, terrorist activities, and epidemic or pandemic disease outbreaks, including the COVID-19 outbreak;

•the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications, particularly from Brazil, China, India, Indonesia, Malaysia, Mexico, and South Africa;
•the ability to obtain all government approvals on, and to control the cost of infrastructure obligations associated with, property, plant and equipment;
•the ability to timely and effectively implement, transition, maintain, and protect necessary information technology systems and infrastructure;
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
•the Company’s access to, and the costs of, financing and the potential that banks with which the Company maintains lines of credit may be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company’s current credit facility with Wells Fargo Bank, N.A. and the other lenders; the Company’s ability to comply with, or further amend, financial covenants under its credit agreement and its ability to repay or refinance the debt outstanding under its current credit facility and take other actions to address its capital structure, as well as potential downgrades to the Company’s credit ratings; the absence of foreign exchange lines of credit;
•integration of non-traditional product lines into Company operations;
•the effect of legal, regulatory and tax proceedings, inquiries, decisions, or other related matters, including potential fines or penalties arising out of the ongoing inquiry by the U.S. Securities and Exchange Commission and any potential damages arising out of the ongoing securities class action lawsuits (and related derivative lawsuits) filed against the Company in 2020, as well as restrictions imposed on the Company’s operations or Company sales force by foreign governments, including changes in interpretation of employment status of the sales force by government authorities, tax liabilities arising out of implementation and execution of the Company's global tax strategies, exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular in Argentina and Egypt;
•the effect of competitive forces in the markets in which the Company operates, particularly where there are a greater number of competitors;
•the successful closing of the sale of the House of Fuller business;
•the sale of the Company's Nutrimetics and Nuvo businesses;
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
•other risks discussed in Part I, Item 1A, Risk Factors, of the Company’s 2021 Form 10-K and the Company’s other filings with the SEC.

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

Item 8. Financial Statements and Supplementary Data.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In millions, except per share amounts)	December 25, 2021	December 26, 2020	December 28, 2019
Net sales	$1,602.3	$1,557.8	$1,614.1
Cost of products sold	534.0	504.8	544.3
Gross profit	1,068.3	1,053.0	1,069.8

Selling, general and administrative expense	827.2	840.4	873.3
Re-engineering charges	14.8	35.3	33.8
Gain on disposal of assets	(32.3)	(14.3)	(12.9)
Impairment expense	8.1	—	6.7
Operating income	250.5	191.6	168.9

(Gain) loss on debt extinguishment	19.9	(40.2)	—
Interest expense	35.2	38.6	41.5
Interest income	(1.1)	(1.5)	(2.2)
Other income, net	(1.7)	(12.0)	(17.8)
Income from continuing operations before income taxes	198.2	206.7	147.4

Provision for income taxes	42.6	95.8	88.9
Income from continuing operations	155.6	110.9	58.5

Income (loss) from discontinued operations before income taxes	3.0	5.6	(44.0)
Loss on held for sale assets and dispositions	(133.5)	—	—
Provision for income taxes	6.5	4.3	2.1
Income (loss) on discontinued operations	(137.0)	1.3	(46.1)

Net income	$18.6	$112.2	$12.4

Basic earnings from continuing operations - per share	3.15	2.26	1.20
Basic earnings (loss) from discontinued operations - per share	(2.77)	0.03	(0.94)
Basic earnings per share - Total	$0.38	$2.29	$0.26

Diluted earnings from continuing operations - per share	2.93	2.12	1.19
Diluted earnings (loss) from discontinued operations - per share	(2.58)	0.02	(0.94)
Diluted earnings per share - Total	$0.35	$2.14	$0.25

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Net income	$18.6	$112.2	$12.4

Other comprehensive income (loss):
Foreign currency translation adjustments	(16.1)	(48.2)	(17.3)
Deferred gain (loss) on cash flow hedges, net of tax	—	2.6	(2.9)
Pension and other post-retirement benefit (costs), net of tax	14.1	(2.0)	(11.0)
Other comprehensive income (loss)	(2.0)	(47.6)	(31.2)

Total comprehensive income (loss)	$16.6	$64.6	$(18.8)

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
(In millions, except share amounts)	December 25, 2021	December 26, 2020
Assets
Cash and cash equivalents	$267.2	$134.1
Accounts receivable, net	86.2	95.9
Inventories, net	232.2	211.0
Non-trade accounts receivable, net	31.9	23.4
Prepaid expenses and other current assets	22.8	27.9
Current assets held for sale	7.9	53.8
Total current assets	648.2	546.1

Deferred tax assets, net	194.9	172.2
Property, plant and equipment, net	160.9	188.7
Operating lease assets	74.7	91.0
Long-term receivables, net	7.7	12.4
Trade names, net	10.6	11.6
Goodwill	42.7	54.0
Other assets, net	97.2	95.4
Assets held for sale	18.5	48.5
Total assets	$1,255.4	$1,219.9

Liabilities And Shareholders' Equity
Accounts payable	$123.3	$116.3
Current debt and finance lease obligations	8.9	424.7
Accrued liabilities	287.9	319.3
Current liabilities held for sale	135.8	49.4
Total current liabilities	555.9	909.7

Long-term debt and finance lease obligations	700.5	258.6
Operating lease liabilities	57.3	66.1
Other liabilities	131.0	176.3
Liabilities held for sale	17.8	13.9
Total liabilities	1,462.5	1,424.6

Commitments and contingencies (Note 20)
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	216.9	215.5
Retained earnings	1,139.4	1,161.6
Treasury stock, 14,726,849 and 14,312,853 shares, respectively, at cost	(876.1)	(896.5)
Accumulated other comprehensive loss	(687.9)	(685.9)
Total shareholders' equity (deficit)	(207.1)	(204.7)

Total liabilities and shareholders' equity	$1,255.4	$1,219.9

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 29, 2018	63.6	$0.6	15.0	$(939.8)	$219.3	$1,086.8	$(602.1)	$(235.2)
Net income						12.4		12.4
Cumulative effect of change in accounting principle						12.1	(5.0)	7.1
Other comprehensive loss							(31.2)	(31.2)
Cash dividends declared ($0.81 per share)						(39.4)		(39.4)
Stock and options issued for incentive plans			(0.3)	18.2	(4.3)	(4.6)		9.3
December 28, 2019	63.6	0.6	14.7	(921.6)	215.0	1,067.3	(638.3)	(277.0)
Net income						112.2		112.2
Other comprehensive loss							(47.6)	(47.6)
Stock and options issued for incentive plans			(0.4)	25.1	0.5	(17.9)		7.7
December 26, 2020	63.6	0.6	14.3	(896.5)	215.5	1,161.6	(685.9)	(204.7)
Net income						18.6		18.6
Other comprehensive income							(2.0)	(2.0)
Repurchase of common stock			1.0	(25.0)				(25.0)
Stock and options issued for incentive plans			(0.6)	45.4	1.4	(40.8)		6.0
December 25, 2021	63.6	$0.6	14.7	$(876.1)	$216.9	$1,139.4	$(687.9)	$(207.1)

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Operating Activities:
Net income	$18.6	$112.2	$12.4
Less: Income (loss) from discontinued operations	(137.0)	1.3	(46.1)
Income from continuing operations	155.6	110.9	58.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.7	41.0	47.2
Unrealized foreign exchange loss (gain)	(0.5)	0.7	(0.5)
Stock-based compensation	8.6	8.9	10.4
Amortization of deferred debt issuance costs	5.5	1.8	0.7
Gain on disposal of assets	(32.3)	(14.0)	(13.4)
Provision for credit losses	6.5	13.5	28.6
(Gain) Loss on debt extinguishment	19.9	(47.4)	—
Write-down of inventories	14.9	14.1	6.9
Goodwill impairment	8.1	—	6.7
Net change in deferred taxes	(36.6)	5.0	12.0
Net cash impact from hedging activity	(6.9)	3.6	(2.3)
Other	(0.2)	0.1	0.2
Changes in assets and liabilities:
Accounts receivable	1.5	(9.7)	(0.5)
Inventories	(51.0)	(11.8)	2.8
Non-trade accounts receivable	8.1	20.6	(0.5)
Prepaid expenses	1.0	(4.7)	(0.5)
Other assets	3.1	(30.5)	12.8
Accounts payable and accrued liabilities	(13.2)	42.0	(30.9)
Income taxes payable	(4.8)	24.6	(36.2)
Other liabilities	(15.6)	(2.1)	(16.2)
Net cash provided by (used in) operating activities	111.4	166.6	85.8
Investing Activities:
Capital expenditures	(35.1)	(27.6)	(59.6)
Proceeds from disposal of property, plant and equipment	53.3	59.1	34.0
Net cash provided by (used in) investing activities	18.2	31.5	(25.6)
Financing Activities:
Senior notes repayment	—	(552.3)	—
Proceeds (repayment) previous term loan	(275.0)	275.0	—
Proceeds (repayment) previous revolver facility	(415.9)	131.0	(6.2)
Net proceeds from issuance of term loan	398.5	—	—
Borrowings on revolver facility	377.0	—	—
Repayment of revolver facility	(65.0)	—	—

Debt issuance costs payment	(9.9)	(20.7)	(2.3)
Finance lease repayments	(1.4)	(0.6)	(1.6)
Common stock repurchase	(25.0)	—	—
Cash payments of employee withholding tax for stock awards	(3.0)	(1.6)	(0.9)
Proceeds from exercise of stock options	0.5	0.2	—
Common stock cash dividends paid	—	—	(74.3)
Net cash provided by (used in) financing activities	(19.2)	(169.0)	(85.3)
Discontinued Operations
Net cash provided by (used in) operating activities	(18.1)	(0.5)	1.6
Net cash provided by (used in) investing activities	41.6	—	(1.4)
Cash provided by (used in) discontinued operations	23.5	(0.5)	0.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10.6)	(4.2)	(0.9)
Net change in cash, cash equivalents and restricted cash	123.3	24.4	(25.8)
Cash, cash equivalents and restricted cash at beginning of year	150.5	126.1	151.9
Cash, cash equivalents and restricted cash at end of period (a)	$273.8	$150.5	$126.1

(a) Includes $0.2 million, $5.1 million, and $5.1 million of cash, cash equivalents and restricted cash from discontinued operations at December 25, 2021, December 26, 2020, and December 28, 2019 respectively.

See accompanying notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively "Tupperware" or the "Company" with all intercompany transactions and balances having been eliminated. The Company prepared the Consolidated Financial Statements in accordance with United States generally accepted accounting principles ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. The Company’s fiscal year ends on the last Saturday of December and included 52 weeks during 2021, 2020, and 2019.

Out-of-Period Misstatements

As previously disclosed, the Company, with the help of external legal and accounting resources, has investigated accounting matters at both its Fuller Mexico and Tupperware Mexico locations (collectively, "Mexico operations"). The Company has been and continues to respond to ongoing inquiries from the the SEC regarding the Company's Mexico operations.

During 2021, 2020, and 2019, the Company determined that there were misstatements of its net sales, accounts receivable, inventories, and accrued liabilities within its previously issued annual and interim financial statements, resulting from the override of certain controls by management at the Company's Tupperware Mexico operations and from the misconduct of Fuller Mexico employees. The correction of prior period misstatements related to Tupperware Mexico and Fuller Mexico, as detailed below, resulted from the misconduct at such locations, with the exception of the misstatement identified in fiscal year 2021. As indicated in Note 13: Assets Held for Sale and Discontinued Operations, Fuller Mexico is part of the disposal group, which is reported as discontinued operations.

In addition, the Company has also corrected for other immaterial prior period misstatements as out-of-period corrections in the period of identification, including out-of-period corrections relating to deferred tax assets and to the Company’s tax provision. Furthermore, in the fourth quarter of 2021, the Company recorded an out-of-period correction of a deferred tax asset related to stock-based compensation, which understated the Company's net income on the Consolidated Statements of Income for the year ended December 25, 2021. The Company has determined that the aforementioned misstatements, and the out-of-period correction of such amounts, did not result in any previous or current financial statements being materially misstated, as noted below:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019	Prior Years
Tupperware Mexico	$—	$(3.2)	$2.4	$0.8
Fuller Mexico	(1.6)	0.5	(5.6)	6.8
Others	(1.0)	0.1	0.3	0.6
Pretax over (under) misstatement	(2.6)	(2.6)	(2.9)	8.2

Tax-effect of above misstatements	0.7	1.0	0.8	(2.5)
Other income tax misstatements	(4.6)	(0.4)	3.9	1.1
Total tax impact	(3.9)	0.6	4.7	(1.4)

Net income over (under) misstatement from continuing operations	$(5.4)	$(2.4)	$5.7	$2.0
Net income over (under) misstatement from discontinued operations	$(1.1)	$0.4	$(3.9)	$4.8
Net income over (under) misstatement	$(6.5)	$(2.0)	$1.8	$6.8

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

The impact of the decline in business activity brought about by the Coronavirus pandemic ("COVID-19") continues to evolve. As a result, many of the Company's estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.

COVID-19

Since early 2020, the Company has followed guidance from the Centers for Disease Control and Prevention ("CDC") and the World Health Organization ("WHO") on actions required by individuals and businesses following the declaration of COVID-19 as a pandemic. Since 2020 the pandemic has impacted worldwide economic activity and many governments have implemented policies intended to stop or slow the further spread of the disease. These policies, such as shelter-in-place orders, travel restrictions, and quarantine requirements, remained in place for a significant period of time, resulting in the temporary closure of schools and non-essential businesses and restrictions on travel and in-person gatherings. The Company has continued to respond by taking actions to keep employees protected, support the Company's global sales force and their communities, and maintain business continuity.

Discontinued Operations

In line with the strategy of the Turnaround Plan, as described in Note 3: Re-engineering Charges, the Company decided to dispose of the operations of certain key brands of the Company's beauty business including Avroy Shlain, House of Fuller, Nutrimetics, and Nuvo in order to better focus on the core business. The Company completed the sale of Avroy Shlain in the first quarter of 2021, and as of the fourth quarter, has entered into a definitive purchase agreement for the sale of the House of Fuller business. This transaction is subject to customer closing conditions and is expected to close in the first quarter of 2022. The Company previously had a letter of intent with a potential buyer for Nutrimetics that did not progress into a definitive agreement. The Company has since received non-binding offers from several interested parties and expects to execute a new letter of intent by the second quarter of 2022. The Company is actively exploring strategic alternatives for Nuvo.

The Company has determined that these dispositions represent a strategic shift that will have a major effect on its results of operations. The Company has reflected the results of the beauty businesses as discontinued operations including all comparative prior period information in these Consolidated Financial Statements. Certain costs previously allocated to the beauty business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. See Note 13, Held for Sale Assets and Discontinued Operations, for additional information.

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

Distribution Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process, and packing materials. The warehousing and distribution costs of finished goods are included in selling, general and administrative expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue.

Distribution costs were:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Distribution costs	$145.8	$140.7	$113.1

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

Promotional costs were:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Promotional costs	$225.7	$229.9	$255.6

Like promotional accruals, other accruals are recorded over the time period that a liability is incurred and is both probable and reasonably estimable. Adjustments to amounts previously accrued are made when changes occur in the facts and circumstances that generated the accrual.

Stock-based Compensation

The Company has several stock-based employee and director compensation plans, which are described more fully in Note 2: Incentive Compensation Plans to the Consolidated Financial Statements. Compensation expense for stock-based awards is recorded on a straight-line basis over the required service period, based on the fair value of the award. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their stock options before exercising them (expected term), and the estimated volatility of the Company's common stock price over the expected term. These assumptions are generally based on historical averages of the Company.

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

Advertising and Research and Development Costs

Advertising and research and development costs are charged to expense as incurred. Research and development expenses primarily include salaries, contractor expenses, and facility expenses. Both advertising and research and development expenses are included in selling, general and administrative expense.

Advertising and research and development expenses were:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Advertising expense	$3.7	$2.5	$4.4
Research and development expense	$10.9	$11.2	$13.8

Internal Use Software Development Costs

The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized internal use software development costs are included in property, plant and equipment, net.

Amortization expense related to internal use software development costs was:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Amortization expense	$5.8	$5.1	$5.1

Net unamortized internal use software development costs were:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020
Net unamortized internal use software development costs	$22.2	$18.6

Product Warranty

Tupperware brand name products are guaranteed against chipping, cracking, breaking, or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.

Income Taxes

The provision for income taxes includes income from U.S. and foreign affiliates taxed at statutory rates, the accrual or release of amounts for tax uncertainties, and U.S. tax impacts of foreign income in the U.S.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities on the financial statements and their respective tax bases. Deferred tax assets also are recognized for net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. These estimates are made on an ongoing basis based upon the Company's business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible. The valuation allowance reduces the deferred tax assets to an amount that management determined is more-likely-than-not to be realized.

The Company operates in and files income tax returns in the U.S. and numerous foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Interest and penalties related to tax contingency or settlement items are recorded as a component of the provision for income taxes in the Company's Consolidated Statements of Income. The Company records accruals for tax contingencies as a component of accrued liabilities or other long-term liabilities on its Consolidated Balance Sheet.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average shares outstanding. Diluted earnings per share is calculated by also considering the impact of dilutive securities such as options, restricted shares, restricted stock units, and performance share units on both net income and the weighted-average shares outstanding.

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

For Venezuela, through fiscal 2017, the bolivar to United States Dollar exchange rates used in translating the Company’s operating activity was based on an official rate recognized by the Venezuelan government. As of the end of December 2017, the Company evaluated the significant inflationary environment in Venezuela, as well as the actual exchange rates used to conduct business, particularly related to the procurement of resins to manufacture product. The Company concluded it would use the parallel exchange rate in use in the country to value sales and profit beginning in 2018. As a result, as of the end of 2017, the Company re-measured its balance sheet at the parallel rate available at that time, and evaluated the Venezuelan fixed assets for impairment.

In 2021, 2020, and 2019, the net expense in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared with when it was sold, was $2.0 million, $4.5 million, and $1.6 million, respectively. The amounts related to re-measurement are included in other expense (income), net.

As of the end of 2021, the net monetary assets, which were of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the United States Dollar, were immaterial. In addition, there was $25.5 million in cumulative foreign currency translation losses related to Venezuela included in equity within the Consolidated Balance Sheets.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include time deposits, certificates of deposit, or similar instruments. Any funds that the Company is legally restricted to withdraw, including compensating balances, are classified as restricted cash. Restricted cash is recorded in prepaid expenses and other current assets and in the long-term other assets, net line items in the Consolidated Balance Sheet.

Accounts Receivable and Allowance for Credit Losses

The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed by business unit and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for credit losses based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for credit losses. The Company considers as past due any receivable balance not collected within its contractual terms.

Inventories

Inventories are valued at the lower of cost or net realizable value on a first-in, first-out basis. Inventory cost includes cost of raw material, labor, and overhead. The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions, and the availability of new markets or distribution channels. The Company prepares projections of demand and pricing on an item by item basis for all of its products. If inventory on hand exceeds projected demand or the expected market value is less than the carrying value, the excess is written down to its net realizable value. If actual demand or the estimate of market value decreases, additional write-downs would be required.

Property, Plant and Equipment

Property, plant and equipment is initially stated at cost. Depreciation is recorded on a straight-line basis over the following estimated useful lives of the assets:

Years
Building and improvements	10 - 40
Molds	4 - 10
Production equipment	10
Distribution equipment	5 - 10
Computer/telecom equipment	3 - 5
Capitalized software	3 - 7

The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset or asset group may exceed its recoverable value. Upon the sale or retirement of property, plant and equipment, a gain or loss, if any, is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or selling, general and administrative expense, depending on the asset to which the expenditure relates.

Trade names

Trade names are recorded at their fair market values at the date of acquisition. The trade names included in the Company's Consolidated Financial Statements at December 25, 2021 and December 26, 2020 were related to the acquisition of the Sara Lee direct selling businesses in December 2005.

The Company's indefinite-lived trade name is evaluated for impairment annually during the third quarter of each year similarly to goodwill beginning with a qualitative assessment. The annual process for assessing the carrying value of indefinite-lived trade name begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is appropriate, the quantitative impairment evaluation for the Company's indefinite-lived trade name involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a trade name exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The fair value of this trade name is estimated using the relief from royalty method, which is a form of the income approach. Under this method, the value of the asset is calculated by selecting a royalty rate, which estimates the amount a company would be willing to pay for the use of the asset. This rate is applied to the reporting unit's projected revenue, tax effected and discounted to present value.

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

The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether a quantitative evaluation of the unit's fair value compared with its carrying value is appropriate for determining potential goodwill impairment. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent quantitative fair value evaluation ("fair value test"), as prescribed under ASC 350, Intangibles - Goodwill and Other, and other entity specific factors as deemed appropriate. When the Company determines a fair value test is appropriate, it estimates the fair value of the reporting unit and compares the result with its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit.

Fair value tests are done by using the income approach. The income approach, or discounted cash flow approach, requires significant assumptions to estimate the fair value of each reporting unit. These include assumptions regarding future operations and the ability to generate cash flows, including projections of revenue, expenses, utilization of assets and capital requirements, along with an appropriate discount rate to be used. The most sensitive estimate in the fair value test is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model uses a forecast period of 10 years and a terminal value. The growth rates are determined by reviewing historical results of the operating unit and the historical results of the Company’s similar business units, along with the expected contribution from growth strategies being implemented. The market approach relies on an analysis of publicly-traded companies similar to the Company and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on their having similar product lines of consumer goods and/or companies using a direct selling distribution method. The resulting multiples are then applied to the reporting unit to determine fair value. Goodwill is further discussed in Note 12: Trade Names and Goodwill to the Consolidated Financial Statements.

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

The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, certain forecasted purchases, certain intercompany transactions, and certain accounts payable and accounts receivable. The Company also uses Euro-denominated intercompany borrowings to hedge a portion of its net investment in foreign subsidiaries. Gains and losses on instruments designated as net equity hedges of net investments in a foreign subsidiary or on intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders' equity as a component of foreign currency translation adjustments within accumulated other comprehensive loss. Gains and losses on contracts designated as fair value hedges of accounts receivable, accounts payable, and non-permanent intercompany transactions are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as cash flow hedges of identifiable foreign currency forecasted purchases are deferred and initially included in other comprehensive income. In assessing hedge effectiveness through 2018, the Company excluded forward points, which were included as a component of interest expense.

Leases

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

Retirement Benefit Plans

The Company has various defined benefit pension plans and other postretirement benefit plans covering certain employees at its domestic and foreign operations. The Company recognizes the funded status of the benefit plans in its consolidated balance sheets, measured at the fair value of plan assets less benefit obligations as of the date of the fiscal year-end. Benefit plan costs and liabilities are dependent on assumptions used in calculating such amounts. These are provided by a third-party specialist and include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. Actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. However, certain of these unrecognized amounts are recognized when triggering events occur, such as when a settlement of pension obligations in excess of total interest and service costs occurs. The Company’s retirement benefit plans are further discussed in Note 19: Retirement Benefit Plans.

Fair Value Measurements

The Company applies the applicable accounting guidance for fair value measurements. This guidance provides the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles, and outlines fair value disclosure requirements.

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

Changes in Accounting Principles

Derivative Financial Instruments and Hedging Activities

On December 30, 2018, the Company adopted new guidance on hedge accounting, which required a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income. As part of the adoption, the Company elected to include forward points in the assessment of hedge effectiveness for net equity and cash flow hedges and exclude forward points in the assessment for fair value hedges. In addition, the Company now records the entire change in fair value of hedging instruments in the same income statement line item as the earnings effect of the hedged item. Prior to adoption, the impact from forward points was recorded as interest expense.

Leases

On December 30, 2018, the Company adopted new guidance on lease accounting using the modified retrospective method, which required a cumulative-effect adjustment to the opening balance of retained earnings. The new guidance was applied to all operating and capital leases at the date of initial application. Leases historically referred to as capital leases are now referred to as finance leases under the new guidance.

New Accounting Pronouncements

Standards Recently Adopted

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans," an amendment to existing guidance on disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Under the amendment, the entity is required to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures that no longer are considered cost beneficial. This guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted this guidance at the beginning of the first quarter of 2021 and the adoption did not have any material impact on its Consolidated Financial Statements.

Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," an optional guidance for a limited period of time to ease the transition from the London interbank offered rate ("LIBOR") to an alternative reference rate. The ASU intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. The amendments should be applied on a prospective basis. In addition, the FASB also issued ASU 2021-01, "Reference Rate Reform (Topic 848)" to refine the scope of ASC 848 and ASU 2020-04 in response to Reference Rate Reform in January 2021. ASU 2021-01 adds guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that will be discontinued, but are modified as a result of the discontinuing transition. This guidance was effective upon issuance through December 31, 2022. The Company continues to evaluate the impact of the potential adoption of these amendments and expects that they will not have a material impact on its Consolidated Financial Statements.

Note 2: Incentive Compensation Plans

On May 22, 2019, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2019 Incentive Plan (the "2019 Incentive Plan"). The 2019 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors, and certain non-employee participants. Stock-based awards may be in the form of stock options, restricted stock, restricted stock units, performance vesting, and market vesting awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. When the 2019 Incentive Plan was approved, the number of shares of the Company's common stock available for stock-based awards under the plan totaled 850,000, plus remaining shares available for issuance under the Tupperware Brands Corporation 2016 Incentive Plan, the Tupperware Brands Corporation 2010 Incentive Plan, and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under the plans adopted before 2019. The total number of shares available for grant under the 2019 Incentive Plan as of December 25, 2021 was 2,053,885.

Under the 2019 Incentive Plan, as of December 25, 2021 non-employee directors currently receive approximately 40 percent of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash.

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

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Dividend yield	N/A	—%	N/A
Expected volatility	N/A	44.7%	N/A
Risk-free interest rate	N/A	0.9%	N/A
Expected life	N/A	9 years	N/A
____________________
N/A - not applicable; there were no stock options granted.

Stock option activity for 2021, under all of the Company's incentive plans, is summarized in the following table:

	Stock Options	Weighted average exercise price per share	Aggregate Intrinsic Value (in millions)
Outstanding at December 26, 2020	4,074,398	$43.74	$32.8
Granted	—	—
Expired/Forfeited	(827,024)	56.90
Exercised	(13,702)	37.16
Outstanding at December 25, 2021	3,233,672	$40.41	$12.6

Exercisable at December 25, 2021	2,233,672	$57.33	$—

The intrinsic value of options exercised during 2021, 2020 and 2019 totaled $0.0 million for each year. The average remaining contractual life on outstanding and exercisable options was 4.36 years and 2.64 years, respectively, at the end of 2021. The weighted average estimated grant-date fair value of 2020 option grants was $1.10 per share.

Market and Performance Awards, Restricted Stock and Restricted Stock Units

The Company also grants restricted stock, restricted stock units, performance-vested awards, and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one year to three years.

The incentive program for the performance and market-vested awards are based upon a target number of share units, although the actual number of performance and market-vested shares ultimately earned can vary from zero to 150 percent of target depending on the Company's achievement under the performance criteria of the grants. The payouts, if earned, are settled in the Company's common stock after the end of the three- year performance period. The Company's performance-vested awards provide incentive opportunity based on the overall success of the Company over a three-year performance period, as reflected through a measure of diluted earnings per share.

The Company's market-vested awards provide incentive opportunity based on the relative total shareholder return ("rTSR") of the Company's common stock against a group of companies composed of the S&P 400 Mid-cap Consumer Discretionary Index and the Company's Compensation Peer Group (collectively, the "Comparative Group") over a three-year performance period. The fair value per share of rTSR grants in 2020 and 2019 was $5.21 and $27.12, respectively. The fair value was determined using a Monte-Carlo simulation, which estimated the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to the Comparative Group, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and that of the Comparative Group.

In 2021 as a result of the Company's performance, the estimated number of shares expected to vest for performance share plans granted prior to 2021 decreased by 13,719 shares.

Restricted stock, restricted stock units, performance-vested, and market-vested share award activity for 2021 under all of the Company's incentive plans is summarized in the following table:

	Non-vested Shares outstanding	Weighted average grant date per share fair value
Outstanding at December 26, 2020	4,954,342	$3.60
Time-vested shares granted	477,871	24.39
Market-vested shares granted	—	—
Performance shares granted	284,180	24.98
Performance share adjustments	(26,444)	26.30
Vested	(725,859)	5.90
Forfeited	(463,879)	11.44
Outstanding at December 25, 2021	4,500,211	$5.71

The vesting date fair value of restricted stock, restricted stock units and performance-vested awards that vested in 2021, 2020, and 2019 was $20.4 million, $6.5 million, and $5.2 million, respectively. The weighted average grant-date fair value per share of these types of awards in 2021, 2020, and 2019 was $24.61, $3.41, and $29.86, respectively.

Compensation expense associated with restricted stock units that are paid in cash is remeasured each reporting period based on the market value of shares outstanding and is included as a liability on the Consolidated Balance Sheets. Shares outstanding under cash settled awards totaled 20,957, 24,320, and 10,449 shares as of the end of 2021, 2020, and 2019, respectively. These outstanding cash settled awards had a fair value of $0.3 million, $0.9 million, and $0.1 million as of the end of 2021, 2020, and 2019, respectively.

Compensation expense associated with all stock-based compensation was $8.6 million, $8.9 million, and $10.4 million in 2021, 2020, and 2019, respectively. The estimated tax benefit associated with this compensation expense was $1.8 million, $2.0 million, and $2.4 million in 2021, 2020, and 2019, respectively. As of December 25, 2021, total unrecognized stock-based compensation expense related to all stock-based awards was $15.9 million, which is expected to be recognized over a weighted average period of 2.2 years.

Expense related to earned cash performance awards of $13.7 million, $17.9 million, and $1.0 million was included in the Consolidated Statements of Income for 2021, 2020, and 2019, respectively.

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	Year Ended
(In millions, except shares)	December 25, 2021	December 26, 2020	December 28, 2019
Shares retained to fund withholding taxes	105,669	59,636	44,131
Value of shares retained to fund withholding taxes	$3.0	$1.6	$0.9
On June 21, 2021 the Company’s board of directors authorized stock repurchases of up to $250.0 million of the Company’s common stock. During the third quarter of 2021, the Company repurchased 1,016,563 shares of its outstanding common stock for a total acquisition cost of $25.0 million. This is the first time since 2018 that the Company has repurchased any of its outstanding common stock.

Note 3: Re-engineering Charges

Re-engineering charges are mainly related to the transformation program, which was announced in January 2019 and re-assessed in December 2019 (collectively the "Turnaround Plan") and the July 2017 revitalization program ("2017 program"). The Company continued to execute on its three-year Turnaround Plan with progress that included improvements in liquidity and strengthening of the capital structure through the sale of non-core assets; restructuring and refinancing the Company's debt; and the utilization of share repurchase authorization. The Turnaround Plan charges primarily related to severance costs and outside consulting services. The 2017 program charges primarily related to facility costs.

The re-engineering charges were:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Turnaround plan	$13.3	$32.2	$25.5
2017 program	1.5	3.1	4.5
Other	—	—	3.8
Total re-engineering charges	$14.8	$35.3	$33.8

Expenses by reporting segment were:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Asia Pacific	$2.9	$3.9	$11.7
Europe	6.8	15.5	16.7
North America	2.0	2.8	2.3
South America	—	3.0	0.7
Corporate	3.1	10.1	2.4
Total re-engineering charges	$14.8	$35.3	$33.8

The balances included in accrued liabilities related to re-engineering charges were:

	As of
(In millions)	December 25, 2021	December 26, 2020
Beginning balance	$18.7	$16.0
Provision	14.8	35.3
Adjustments and other charges	—	0.8
Cash expenditures:
Severance	(12.7)	(29.5)
Other	(7.5)	(3.9)
Non cash currency translation adjustment	$(0.4)	$—
Ending balance	$12.9	$18.7

Note 4: Income Taxes
For income tax purposes, the domestic and foreign components of income before taxes were as follows:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Domestic	$(65.7)	$(58.7)	$(44.9)
Foreign	263.9	265.4	192.3
Income before income taxes	$198.2	$206.7	$147.4

The domestic and foreign components of income before taxes reflect adjustments as required under certain advanced pricing agreements and exclude repatriation of foreign earnings to the United States.

The provisions for current and deferred taxes are summarized as follows:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
United States	$3.3	$8.3	$6.8
International	67.8	79.8	69.6
State and local	1.9	0.1	0.9
Current provision for income taxes	73.0	88.2	77.3

United States	(20.0)	4.6	(7.9)
International	(5.9)	0.7	18.4
State and local	(4.5)	2.3	1.1
Deferred provision for income taxes	(30.4)	7.6	11.6

Provision for income taxes	$42.6	$95.8	$88.9

A reconciliation of the provision for income taxes and income taxes computed using the United States federal statutory rate were as follows:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Provision for income taxes using statutory rate	$41.6	$43.5	$31.0
Foreign rate differential	7.1	23.3	34.5
Other changes in valuation allowances for deferred tax assets	(33.6)	14.4	31.0
Global intangible low-taxed income, net of credits	1.6	10.0	9.8
Foreign direct taxes in excess of credits	2.6	6.2	8.2
State taxes	(1.0)	3.0	(1.9)
Foreign-derived intangible income, benefit	(6.8)	—	(1.7)
Impact of equity based compensation	7.1	0.4	2.8
Impact of changes in tax legislation	4.4	(5.8)	(22.2)
Unrecognized tax benefits	15.7	0.3	(2.0)
Hedging Activity	3.0	(0.8)	(2.7)
Other	0.9	1.3	2.1
Provision for income taxes	$42.6	$95.8	$88.9

The effective tax rate was:

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Effective tax rate	21.5%	46.3%	60.2%

The change in effective tax rate in 2021 from 2020 was primarily due to:

•favorable impact from the utilization of previously valued deferred tax assets due to a tax policy change discussed further below
•favorable jurisdictional mix of earnings
•partially offset by losses in the United States that currently have no tax benefit

The change in effective tax rate in 2020 from 2019 was due to:

•favorable treatment of gain on debt extinguishment and gain from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land, sheltered by a mixture of previously valued foreign tax credits and global intangible low-taxed income ("GILTI") tax credits
•partially offset by losses in the United States that currently have no tax benefit, and an unfavorable adjustment related to a continued limitation of interest expense deductions requiring a valuation allowance

The Company made an election on its 2020 tax return to change its capitalization policy for tax purposes related to certain direct and indirect costs for inventory and self-constructed assets under Internal Revenue Code ("IRC") Section 263A. This method change allows the Company to utilize a portion of its tax attributes in the United States, primarily foreign tax credits, that were previously fully reserved.The non-recurring impact of the method change is a 2020 return to provision discrete benefit of $20.4 million, related to prior years, and an additional current year benefit of approximately $20.9 million from the release of valuation allowances. This change only impacts a portion of the Company’s foreign tax credits and the Company will maintain a valuation allowance against the remaining balance of foreign tax credits.

In accordance with GAAP, the Company made the accounting policy election to treat GILTI as a current period expense starting in fiscal year 2018. Therefore, the Company has not provided any deferred tax impacts of GILTI in the Consolidated Financial Statements. GILTI tax costs before utilization of GILTI credits was:

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Tax cost associated with GILTI (before credits)	$28.7	$20.0	$16.9

The components of deferred tax assets (liabilities) were as follows:

	As of
(In millions)	December 25, 2021	December 26, 2020
Purchased intangibles	$(3.3)	$(5.9)
Lease assets	(23.8)	(24.4)
Depreciation	(3.9)	(1.3)
Other	(0.5)	(1.3)
Gross deferred tax liabilities	(31.5)	(32.9)

Credit and net operating loss carry forwards (net of unrecognized tax benefits)	195.8	226.3
Employee benefits accruals	34.2	49.4
Deferred costs	24.3	30.6
Fixed assets basis differences	8.5	8.5
Capitalized intangibles	25.1	26.2
Other accruals	55.7	63.7
Accounts receivable	6.1	6.8
Post-retirement benefits	2.5	3.5
Lease liabilities	24.2	24.7
Inventory	55.5	7.3
Gross deferred tax assets	431.9	447.0

Valuation allowances	(207.9)	(244.3)
Net deferred tax assets	$192.5	$169.8

The decrease in valuation allowance shown above was primarily associated with both the utilization of $24.0 million of foreign tax credits previously reserved and the utilization of $11.0 million of foreign attributes that were previously reserved. The remaining valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns.

The Company's gross tax operating loss carryforwards have expiration dates ranging between one year and no expiration in certain instances. The gross tax operating loss carryforward balance was:

	As of
(In millions)	December 25, 2021	December 26, 2020
Federal	$—	$—
State	8.8	10.7
International	337.9	400.9
Gross tax operating loss carryforwards	$346.7	$411.6

The Company's estimated gross foreign tax credit carryforwards have expirations ranging from one to ten years. The estimated foreign tax credit carryforwards were:

	As of
(In millions)	December 25, 2021	December 26, 2020
Foreign tax credit carryforwards	$129.1	$153.2

The Tax Cuts and Jobs Act of 2017 ("Tax Act") imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated United States taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. The Company generally does not provide for taxes related to our undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. If in the foreseeable future, the Company can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized. The Company has recorded a deferred tax liability on earnings it has deemed to not be permanently reinvested. A determination of the amount of the unrecognized deferred tax liability related to other undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated. Total cumulative undistributed earnings are translated from functional currency each year and are impacted by positive or negative movement in foreign exchange rates. Cumulative undistributed earnings, earnings deemed to not be permanently invested, and related deferred taxes were:

(In millions)	2021	2020
Cumulative undistributed earnings	$2,058.7	$1,850.1
Earnings deemed to not be permanently invested	$213.2	$188.7
Deferred tax liability on earnings deemed to not be permanently invested	$11.7	$10.9

Accrual for uncertain tax positions and interest and penalties related to uncertain tax positions were:

	As of
(In millions)	December 25, 2021	December 26, 2020
Accrual for uncertain tax positions	$31.0	$14.3
Interest and penalties related to uncertain tax positions	$3.3	$3.9

As of December 25, 2021 and December 26, 2020, respectively, the Company estimates that approximately $25.4 million and $9.6 million respectively, of accrual for uncertain tax positions, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions shown above could favorably impact future tax rates if recognized and released.

In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments, and the impact of tax audit settlements on future periods. A reconciliation of the beginning and ending amount of accrual for uncertain tax positions is as follows:

	As of
(In millions)	December 25, 2021	December 26, 2020
Beginning balance	$14.3	$11.5
Additions based on tax positions related to the current year	17.7	1.1
Additions for tax positions of prior year	0.8	2.3
Reduction for tax positions of prior years	—	(0.2)
Settlements	—	—
Reductions for lapse in statute of limitations	(1.3)	(0.8)
Impact of foreign currency rate changes versus the United States dollar	(0.5)	0.4
Ending balance	$31.0	$14.3

The Company operates globally and files income tax returns in the United States with federal and various state agencies, and in foreign jurisdictions. Cash flow information related to income taxes paid was:

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Income taxes paid	$82.0	$66.7	$95.2

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2004 through 2021. It is reasonably possible that there could be a significant decrease or increase to the unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which the Company does business and the number of open tax periods.

Note 5: Earnings Per Share

The elements of the earnings per share computations were as follows:

	Year Ended
(In millions, except per share amounts)	December 25, 2021	December 26, 2020	December 28, 2019
Income from continuing operations	$155.6	$110.9	$58.5
Income (loss) on discontinued operations	(137.0)	1.3	(46.1)
Net income	$18.6	$112.2	$12.4

Weighted-average basic shares outstanding	49.4	49.1	48.8
Effect of dilutive securities	3.6	3.2	0.2
Weighted-average diluted shares	53.0	52.3	49.0

Basic earnings (loss) from continuing operations - per share	$3.15	$2.26	$1.20
Basic earnings (loss) from discontinued operations per share	$(2.77)	$0.03	$(0.94)
Basic earnings (loss) per share - Total	$0.38	$2.29	$0.26

Diluted earnings (loss) from continuing operations - per share	$2.93	$2.12	$1.19
Diluted earnings (loss) from discontinued operations - per share	$(2.58)	$0.02	$(0.94)
Diluted earnings (loss) per share - Total	$0.35	$2.14	$0.25

Excluded anti-dilutive shares	2.5	3.8	3.9

Note 6: Accumulated Other Comprehensive Income (Loss)
The change in accumulated other comprehensive income (loss) was as follows:

(In millions, net of tax)	Foreign Currency Items (a) (d)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 29, 2018	$(579.1)	$1.7	$(24.7)	$(602.1)
Cumulative effect of change in Accounting Principle	(3.8)	(1.2)	—	(5.0)

Other comprehensive loss before reclassifications	(17.3)	(5.1)	(10.7)	(33.1)
Amounts reclassified from accumulated other comprehensive loss	—	2.2	(0.3)	1.9
Other comprehensive loss	(17.3)	(2.9)	(11.0)	(31.2)

Balance at December 28, 2019	(600.2)	(2.4)	(35.7)	(638.3)

Other comprehensive income (loss) before reclassifications	(48.2)	5.4	(3.0)	(45.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.8)	1.0	(1.8)
Other comprehensive income (loss)	(48.2)	2.6	(2.0)	(47.6)

Balance at December 26, 2020	(648.4)	0.2	(37.7)	(685.9)

Other comprehensive income (loss) before reclassifications	(16.1)	0.4	13.4	(2.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	0.7	0.3
Other comprehensive income (loss)	(16.1)	—	14.1	(2.0)

Balance at December 25, 2021	$(664.5)	$0.2	$(23.6)	$(687.9)

(a)    Foreign currency item amounts reclassified from accumulated other comprehensive income (loss) impact the Other income, net line item in the Consolidated Statements of Income (Loss).
(b) Cash flow hedge amounts reclassified from accumulated other comprehensive income (loss) impact the Cost of products sold line item in the Consolidated Statements of Income (Loss). Also, see additional information for cash flow hedges at Note 14: Derivative Financial Instruments and Hedging Activities.
(c)     See additional information for pension and other post-retirement items at Note 19: Retirement Benefit Plans.
(d)     Included in the ending balance as of December 25, 2021 is $140.9 million of accumulated foreign currency losses that have been included in the calculation of the loss on assets held for sale and will reduce the accumulated foreign currency losses upon completion of the sales.

Amounts reclassified from accumulated other comprehensive income (loss) that related to cash flow hedges consisted of:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Cash flow hedges (gain) losses	$(0.4)	$(3.6)	$3.1
Tax (benefit) provision	—	0.8	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss) for cash flow hedges	$(0.4)	$(2.8)	$2.2

Amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement items consisted of:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Prior service costs/(benefit)	$(0.6)	$(0.9)	$(1.3)
Settlements (gains) losses	(1.3)	0.1	0.7
Actuarial (gains) losses	3.1	2.9	0.3
Tax (benefit) provision	(0.5)	(1.1)	—
Amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement items	$0.7	$1.0	$(0.3)

Note 7: Cash, Cash Equivalents and Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash at end of period in the Consolidated Statements of Cash Flows is as follows:

	As of
(In millions)	December 25, 2021	December 26, 2020
Cash and cash equivalents	$267.2	$134.1
Restricted cash	6.6	11.3
Cash, cash equivalents and restricted cash at end of period	$273.8	$145.4

Time deposits, certificates of deposit or similar instruments included in cash and cash equivalents were:

	As of
(In millions)	December 25, 2021	December 26, 2020
Time deposits, certificates of deposit or similar instruments	$16.4	$13.8

Note 8: Accounts Receivable

The accounts receivable and allowance for credit losses balance was:

	As of
(In millions)	December 25, 2021	December 26, 2020
Accounts receivable	$117.3	$129.1
Allowance for credit losses	(31.1)	(33.2)
Accounts receivable, net	$86.2	$95.9

Note 9: Inventories, net

Inventories, net balance was:

	As of
(In millions)	December 25, 2021	December 26, 2020
Finished goods	$181.2	$156.7
Work in process	28.4	27.3
Raw materials and supplies	22.6	27.0
Inventories, net	$232.2	$211.0

Note 10: Property, Plant and Equipment

Property, plant and equipment, net balance is composed of:

	As of
(In millions)	December 25, 2021	December 26, 2020
Molds	$717.6	$726.4
Production equipment	257.8	255.5
Buildings and improvements	111.6	133.3
Computer/telecom equipment	36.0	44.0
Distribution equipment	32.5	37.4
Capitalized software	78.9	71.9
Furniture and fixtures	24.6	28.0
Land	6.4	16.9
Construction in progress	13.2	22.1
Property, plant and equipment, gross	1,278.6	1,335.5

Accumulated depreciation	(1,117.7)	(1,146.8)
Property, plant and equipment, net	$160.9	$188.7

Depreciation expense was:

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Depreciation expense	$33.1	$35.0	$39.4

Note 11: Long-Term Receivables

The long-term receivables and allowance for long-term receivables balance was as follows:

	As of
(In millions)	December 25, 2021	December 26, 2020
Long-term receivables, gross	$33.3	$39.1

Beginning balance	(26.7)	(13.9)
Write-offs	1.3	3.7
Recoveries	0.2	0.6
Provision (a)	(2.7)	(14.8)
Currency translation adjustment	2.3	(2.3)
Allowance for long-term receivables	(25.6)	(26.7)

Long-term receivables, net	$7.7	$12.4
____________________
(a)Provision includes $0.3 million and $8.3 million of reclassifications from current receivables as of December 25, 2021 and December 26, 2020, respectively.

Majority of long-term receivables from both active and inactive customers that are past due were reserved through the Company's allowance for credit loss accounts. Long-term receivables that were past due were:

	As of
(In millions)	December 25, 2021	December 26, 2020
Long-term receivables past due	$29.2	$30.9

Note 12: Trade Names and Goodwill

The Company's trade names and goodwill relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation.

Trade Name

The trade name balance was:

	As of
	December 25, 2021			December 26, 2020
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived trade name	$10.6	$—	$10.6	$11.6	$—	$11.6
Total trade name	$10.6	$—	$10.6	$11.6	$—	$11.6

Changes in the gross carrying value of trade names were:

	As of
(In millions)	December 25, 2021	December 26, 2020
Beginning balance	$11.6	$11.0
Trade name impairment	—	—
Effect of changes in exchange rates	(1.0)	0.6
Ending balance	$10.6	$11.6

Goodwill

Goodwill balances were:

(In millions)	Asia Pacific	Europe	North America	South America	Total
Gross goodwill balance at December 28, 2019	$56.0	$—	$55.3	$0.8	$112.1
Effect of changes in exchange rates	1.4	—	(0.5)	(0.1)	0.8
Gross goodwill balance at December 26, 2020	57.4	—	54.8	0.7	112.9
Effect of changes in exchange rates	(2.2)	—	(0.9)	(0.1)	(3.2)
Gross goodwill balance at December 25, 2021	$55.2	$—	$53.9	$0.6	$109.7

Cumulative impairments as of December 28, 2019	$20.0	$—	$38.9	$—	$58.9
Goodwill impairment	—	—	—	—	—
Cumulative impairments as of December 26, 2020	20.0	—	38.9	—	58.9
Goodwill impairment	8.1	—	—	—	8.1
Cumulative impairments as of December 25, 2021	$28.1	$—	$38.9	$—	$67.0

Goodwill as of December 28, 2019	$36.0	$—	$16.4	$0.8	$53.2
Goodwill as of December 26, 2020	$37.4	$—	$15.9	$0.7	$54.0
Goodwill as of December 25, 2021	$27.1	$—	$15.0	$0.6	$42.7

Annual Impairment Assessment

In the third quarter of 2021, the Company completed the annual goodwill impairment assessments for all of its goodwill reporting units as well as the annual impairment assessment for its indefinite-lived intangible assets. As part of this testing, the Company analyzed certain qualitative and quantitative factors in completing the annual impairment assessment. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales, profit margins, and discount rates, along with the royalty rate related to trade names. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded there were no impairments in the third quarter of 2021.

The Company assessed each reporting unit for triggering events during the fourth quarter of 2021, which included reviewing financial performance, macroeconomic conditions, market considerations, and other events. During this assessment, the Company noted that the Philippine reporting unit's financial performance had declined significantly in the fourth quarter and was not recovering as expected. The Company decided to change both commercial leadership and financial leadership and move to a new sales model in order to better support the market. Based upon the totality of information, the Company determined these indicators constituted a triggering event which required management to reassess the fair value of the reporting unit in relation to its carrying value to determine if goodwill was impaired. The Company concluded the full value of the Philippines goodwill was impaired and recorded an $8.1 million impairment charge in the fourth quarter of 2021.

Note 13: Assets Held for Sale and Discontinued Operations

Discontinued operations include certain key brands of the Company’s beauty business including Avroy Shlain, House of Fuller, Nutrimetics, and Nuvo. The Company completed the sale of Avroy Shlain in the first quarter of 2021, and as of the fourth quarter of 2021, has an entered into a definitive purchase agreement for the sale of House of Fuller which is expected to close in the first quarter of 2022. The Company previously had a letter of intent with a potential buyer for Nutrimetics that did not progress into a definitive agreement. The Company has since received non-binding offers from several interested parties and expects to execute a new letter of intent by the second quarter of 2022. The Company is actively exploring strategic alternatives for Nuvo. Tupperware's remaining beauty brand, NaturCare, does not qualify as held for sale and therefore is not included in discontinued operations.

The Company has determined that these dispositions represent a strategic shift that will have a major effect on its results of operations. As such, reflected below are the results of the beauty businesses as discontinued operations including all comparative prior period information in these Consolidated Financial Statements. Certain costs previously allocated to the beauty business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. In 2021, the Company recognized a loss on the classification of held for sale assets of Avroy Shlain, House of Fuller, Nutrimetics, and Nuvo of $133.5 million based primarily on total expected proceeds less costs to sell. The loss primarily relates to currency translation losses of $140.9 million which remains in accumulated other comprehensive income partially offset by $9.2 million gain on disposal of assets. In connection with the loss, the Company recorded a contra-asset and liability on the balance sheet, which will be derecognized and the related currency translation removed from accumulated other comprehensive income upon completion of the sales. Total loss from the disposal group is $133.5 million for the year to date period ended December 25, 2021, which includes the gain of $1.0 million previously recognized from the sale of Avroy Shlain in the first quarter of 2021.

In the first quarter of 2021, the Company completed the sales of its Avroy Shlain beauty business in South Africa for $32.9 million and a gain of $1.0 million. In the fourth quarter the Company completed the sale and leaseback of two warehouses and a manufacturing facility in New Zealand for $14.0 million and a gain on disposal of assets of $9.2 million .

The results of operations are presented as discontinued operations as summarized below:

	Year Ended
(In millions, except per share amounts)	December 25, 2021	December 26, 2020	December 28, 2019
Net sales	$171.7	$182.3	$183.8
Cost of products sold	60.0	66.0	66.5
Gross profit	111.7	116.3	117.3

Selling and administrative expenses	106.7	109.2	126.1
Re-engineering charges	0.3	0.8	0.9
(Gain) loss on disposal of assets	(9.2)	0.3	—
Loss on held for sale assets and dispositions	142.7	—	—
Impairment of goodwill and intangible assets	—	—	33.3
Operating income (loss)	(128.8)	6.0	(43.0)

Other (income) expense, net	1.7	0.4	1.0
Income (loss) from discontinued operations before income taxes	(130.5)	5.6	(44.0)

Provision (benefit) for income taxes	6.5	4.3	2.1
Net income (loss) from discontinued operations	$(137.0)	$1.3	$(46.1)

The carrying amount of major classes of assets and liabilities classified as held for sale that were included in discontinued operations at December 25, 2021 and December 26, 2020 are shown in the table below.

	As of
(In millions, except share amounts)	December 25, 2021	December 26, 2020
Assets
Cash and cash equivalents	$0.2	$5.1
Accounts receivable, net	14.9	18.8
Inventory, net	25.8	25.3
Non-trade accounts receivable, net	2.2	2.5
Prepaid expenses and other current assets	1.5	2.1
Accumulated translation adjustment losses, current	(36.7)	—
Total assets of discontinued operations - current	7.9	53.8

Deferred tax assets, net	6.2	6.3
Property, plant and equipment, net	7.8	13.8
Operating lease assets	11.1	6.9
Long-term receivables, net	—	0.2
Trade names, net	6.7	11.9
Goodwill	1.7	6.4
Other assets, net	2.7	3.0
Accumulated translation adjustment losses	(17.7)	—
Assets held for sale	18.5	48.5
Total assets of discontinued operations	$26.4	$102.3

Liabilities
Accounts payable	$17.0	$18.8
Accrued liabilities	30.5	30.6
Accumulated translation adjustment losses, current	88.3	—
Total liabilities of discontinued operations - current	135.8	49.4

Operating lease liabilities	8.6	4.0
Other liabilities	9.2	9.9
Liabilities held for sale	17.8	13.9
Total liabilities of discontinued operations	$153.6	$63.3

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

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Forward points gain on fair value hedges	$4.1	$16.2	$17.5

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

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Forward points gain (loss) recorded in other comprehensive income	$—	$1.2	$0.4
Forward points gain (loss) from settlement of cash flow hedges	$(0.2)	$(2.3)	$(4.1)
Fair value gain (loss) recorded in other comprehensive income	$0.2	$0.2	$(2.4)
Gain (loss) recorded in accumulated other comprehensive income	$—	$2.6	$(2.9)

Net Investment Hedges

The Company uses derivative financial instruments, such as forward contracts and certain Euro denominated intercompany borrowings, to hedge a portion of its net equity investment in international operations and designates these as net investment hedges. Changes in the value of these financial instruments are included in foreign currency translation adjustments within accumulated other comprehensive income (loss). Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company made an accounting policy change as of the beginning of 2019 to include forward points in the assessment of effectiveness for net investment hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense associated with forward points incurred for open net investment hedges as of December 30, 2018, the Company recorded an adjustment of $3.8 million, net of taxes, to accumulated comprehensive income to reflect this accounting policy change. Changes in fair value, net of tax, recorded in other comprehensive income and the pretax income on forward points was as follows:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Fair value gain (loss) recorded in other comprehensive income	$8.5	$(10.3)	$(22.5)
Forward points gain (loss) recorded in other comprehensive income	$(10.3)	$(18.2)	$(18.3)

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. The notional value of forward contracts to purchase and sell currencies was:

	As of
(In millions)	December 25, 2021	December 26, 2020
Notional value of forward contracts to purchase currencies	$96.4	$125.2
Notional value of forward contracts to sell currencies	$99.2	$125.3

The notional value of largest outstanding positions to purchase and sell currencies was:

As of
(In millions)	December 25, 2021
Purchase Japanese Yen	$14.3
Purchase United States Dollars	$63.1
Sell Swiss Francs	$32.6
Sell Euros	$35.7

As of
(In millions)	December 26, 2020
Purchase South Korean Won	$35.4
Purchase Swiss Franc	$23.3
Sell United States Dollars	$79.9
Sell Euros	$16.8

Fair values of the Company's derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Derivatives designated as hedging instruments (in millions)	Balance sheet location	December 25, 2021	December 26, 2020
Derivative assets:
Foreign exchange contracts	Non-trade accounts receivable, net	$8.5	$4.3

Derivative liabilities:
Foreign exchange contracts	Accrued liabilities	$(7.3)	$(4.4)

The following table summarizes the impact on the results of operations for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives			Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedged items
		Year Ended				Year Ended
		December 25, 2021	December 26, 2020	December 28, 2019		December 25, 2021	December 26, 2020	December 28, 2019
Foreign exchange contracts	Other income, net	$(12.9)	$(11.3)	$9.6	Other income, net	$7.7	$11.4	$(9.6)

The following table summarizes the impact of Company's hedging activities on comprehensive income:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of (loss) or gain recognized in OCI on derivatives			Location of (loss) or gain reclassified from accumulated OCI into income	Amount of (loss) or gain reclassified from accumulated OCI into income			Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives
	Year Ended				Year Ended				Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019		December 25, 2021	December 26, 2020	December 28, 2019		December 25, 2021	December 26, 2020	December 28, 2019
Cash flow hedges:
Foreign exchange contracts	$0.4	$6.2	$(6.3)	Cost of products sold	$0.4	$3.6	$(3.1)	Interest expense	$—	$—	$—

Net investment hedges:
Foreign exchange contracts	2.8	(3.8)	(30.9)					Interest expense	—	—	—
Euro denominated debt	7.1	(9.5)	2.6

The Company's theoretical credit risk for each foreign exchange contract is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be fully offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued gain or loss was recorded either in non-trade accounts receivable or accrued liabilities, depending upon the net position of the individual contracts. The gain or loss amounts change based upon the Company's outstanding exposure to fair value fluctuations. The Company has an accounting policy to present derivative assets and derivative liabilities on a gross basis. Including the effect of master netting arrangements that provide a right offset upon default of the counterparty, the Company’s net derivative position amounts were:

	As of
(In millions)	December 25, 2021	December 26, 2020
Net derivative asset (liability)	$1.2	$(0.1)

Note 15: Deferred Revenue

Deferred revenue balance which was primarily related to payments received in advance for orders not yet shipped was as follows:

	As of
(In millions)	December 25, 2021	December 26, 2020
Deferred revenue	$4.5	$14.1

Note 16: Accrued and Other Liabilities

Significant components of accrued liabilities were:

	As of
(In millions)	December 25, 2021	December 26, 2020
Compensation and employee benefits	$56.7	$68.4
Income taxes payable	43.0	41.5
Advertising, promotion and returns	26.9	41.6
Operating lease liabilities	19.7	23.7
Taxes other than income taxes	26.9	26.3
Re-engineering charges	12.9	18.7
Unbilled goods and services	15.7	12.8
Accrued freight and duties	8.8	13.4
Accrued commissions	11.4	10.8
Foreign currency contracts	7.7	4.1
Sales incentives	7.6	13.6
Other	50.6	44.4
Accrued liabilities	$287.9	$319.3

Significant components of other liabilities were:

	As of
(In millions)	December 25, 2021	December 26, 2020
Pensions	$83.8	$112.5
Post-retirement benefits	9.3	10.7
Security deposits	8.0	10.1
Long-term income taxes liability	10.7	9.8
Long-term deferred tax liability	2.4	2.4
Other	16.8	30.8
Other liabilities	$131.0	$176.3

Note 17: Debt

The debt portfolio consisted of:

	As of
(In millions)	December 25, 2021	December 26, 2020
Term loan	$398.5	$275.0
Revolver facility	312.0	423.3
Finance leases (a)	1.8	3.3
Unamortized debt issuance costs	(2.9)	(18.3)
Total debt	$709.4	$683.3

Current debt and finance lease obligations (b)	$8.9	$424.7
Long-term debt and finance lease obligations	700.5	258.6
Total debt	$709.4	$683.3
____________________
(a)See Note 18: Leases for further details.
(b)Revolver Facility portion of the Credit Agreement (as defined below) does not have quarterly settlement obligations nor require payment on demand. Therefore, borrowings under the Revolver Facility are classified as long-term debt as opposed to short-term borrowings under the previous credit agreement.

Details of short term borrowings are shown below:

	As of
(Dollars in millions)	December 25, 2021	December 26, 2020
Total short-term borrowings at year-end	$—	$423.3
Weighted average interest rate at year-end	—%	2.0%
Average short-term borrowings during the year	$477.6	$488.7
Weighted average interest rate for the year	2.0%	2.3%
Maximum short-term borrowings during the year	$582.9	$626.3

Credit Agreement

On November 23, 2021, the Company and its wholly owned subsidiaries, Tupperware Products AG, Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the "Subsidiary Borrowers"), entered into a credit agreement ("Credit Agreement") with Wells Fargo Bank, N.A. as administrative agent (the "Administrative Agent"), swingline lender, and issuing bank; Wells Fargo Securities, LLC, BMO Capital Markets Corp., Fifth Third Bank, and Truist Securities Inc. as joint lead arrangers and joint bookrunners; and BMO Harris Bank, N.A, Fifth Third Bank, National Association, and Truist Bank, as syndication agents. The Credit Agreement replaces the credit agreement amended on December 20, 2020 ("Old Credit Agreement"). The Credit Agreement provides for (i) a revolving credit facility ("Revolver Facility") in an aggregate principal amount available to the Company and the Subsidiary Borrowers of up to $480.0 million, (ii) a term facility available to the Company in U.S. dollars in an aggregate principal amount of $200.0 million (“USD Term Loan”) and (iii) a term facility available to the Company and the or the Swiss subsidiary borrower in Euros in an aggregate principal amount of €176.0 million, (“Euro Term Loan”). The USD Term Loan and Euro Term Loan are collectively defined as the "Term Loan". The Revolver Facility is divided into (a) global tranche, Mexican tranche, and Singaporean tranche commitments, with the aggregate amount of borrowings under each tranche not to exceed $450.0 million, $15.0 million, and $15.0 million, respectively, (b) a global tranche letter of credit facility, available up to $50.0 million of the amount of the Revolver Facility, and (c) a global tranche swingline facility, available up to $100.0 million of the amount of the Revolver Facility. Each of such tranches is available to the Company and the applicable Subsidiary Borrowers, with extensions of credit to the Subsidiary Borrowers not to exceed $325.0 million in the aggregate at any time outstanding. The Company is permitted to increase, subject to certain conditions, the Revolver Facility, the USD Term Loan and/or the Euro Term Loan so long as (i) the Revolver Facility is increased by no more than $250.0 million (for a maximum aggregate Revolver Facility of $730.0 million) and (ii) all facilities are increased by no more than $250.0 million, plus certain repayments of the loans under the Credit Agreement with Wells Fargo Bank, N.A., and the other parties, plus an unlimited amount provided that the incurrence of such amount does not cause the Consolidated Net Leverage Ratio (as defined in the Credit Agreement and which shall be calculated net of up to $100.0 million of unrestricted cash and cash equivalents (“Cash Netting”)) for the four (4) consecutive fiscal quarters then most recently ended to exceed 3.00 to 1.00. Each of the Revolver Facility, the USD Term Loan, and the Euro Term Loan will mature on November 23, 2026. The obligations under the Credit Agreement are (a) guaranteed by (i) with respect to the Subsidiary Borrowers, the Parent Borrower and (ii) with respect to both the Parent Borrower and the Subsidiary Borrowers, each existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. subsidiary of the Parent Borrower (each a “Guarantor’) and (b) secured by substantially all tangible and intangible personal property of the Parent Borrower and each Guarantor and all products, profits and proceeds of the foregoing, in each case, subject to certain exceptions.

The Company used the aggregate borrowings to repay the outstanding balance on the Old Credit Agreement, which was composed of a term loan and a revolver facility. The Company has prepayment options, as well as mandatory quarterly prepayments starting March 31, 2022.

As of December 25, 2021, the Company had a weighted average interest rate of 2.08% with a base rate spread of 200 basis points on LIBOR-based borrowings under the Credit Agreement. Interest is payable in arrears and at maturity.

The Credit Agreement contains customary covenants that includes a financial covenant as well as customary affirmative and negative covenants, including, among other things, compliance with laws, delivery of quarterly and annual financial statements, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The Credit Agreement also includes events of default relating to customary matters (and customary notice and cure periods), including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to material indebtedness; bankruptcy; material judgments; and certain ERISA events.

For purposes of the Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. Consolidated Net Leverage Ratio is the ratio of (a) consolidated funded indebtedness minus up to $100.0 million of unrestricted cash and cash equivalents on the last day of each measurement period to (b) consolidated EBITDA for such measurement period. As of December 25, 2021 the Company is in compliance with the financial covenants in the Credit Agreement.

The Company routinely increases its Revolver Facility borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to temporarily reduce borrowing levels. As a result, the Company incurs more interest expense on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.

At December 25, 2021, the Company had $156.5 million of unused lines of credit, including $150.0 million under the committed, secured Credit Agreement, and $6.5 million available under various uncommitted lines around the world.

Interest paid on total debt was:

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Interest cash payments	$35.0	$36.7	$40.7

Contractual Maturities

Contractual maturities for debt obligations are summarized by year as follows:

Year Ended
(In millions)	December 25, 2021
December 31, 2022	$8.9
December 30, 2023	17.8
December 28, 2024	19.9
December 27, 2025	27.4
December 26, 2026	638.3
Total	$712.3

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

In 2007, the Company completed construction of a manufacturing facility in Belgium. Costs related to the facility and equipment totaled $24.0 million and were financed through a sale lease-back transaction under two separate leases. The two leases are being accounted for as finance leases and have initial terms of 10 years and 15 years and interest rates of 5.1 percent. Due to COVID, the lease payment on the 15-year lease was deferred for 6 months and will now mature in mid-2023.

Components of lease expense were as follows:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Operating lease cost (a) (b)	$39.2	$40.0	$46.7

Amortization of right-of-use assets (a)	$0.6	$0.8	$0.9
Interest on lease liabilities (c)	0.1	0.2	0.2
Finance lease cost	$0.7	$1.0	$1.1
____________________
(a)Included in selling, general and administrative expense and cost of products sold.
(b)Includes $3.3 million and $1.7 million related to short-term rent expense and variable rent expense, respectively.
(c)Included in interest expense.

Supplemental cash flow information related to leases is as follows:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(38.6)	$(37.0)	$(45.4)
Operating cash flows from finance leases	$—	$—	$(0.2)
Financing cash flows from finance leases	$(1.4)	$(0.6)	$(1.6)

Right-of-use assets obtained in exchange for operating lease obligations	$0.3	$34.4	$8.4

Supplemental information related to leases is as follows:

	As of
(In millions, except lease term and discount rate)	December 25, 2021	December 26, 2020
Operating leases
Operating lease right-of-use assets	$74.7	$91.0

Accrued liabilities	$19.7	$23.7
Operating lease liabilities	57.3	66.1
Total operating lease liabilities	$77.0	$89.8

Finance leases
Property, plant and equipment, at cost	$18.1	$19.7
Accumulated amortization	(11.8)	(12.2)
Property, plant and equipment, net	$6.3	$7.5

Current portion of finance lease obligations	$1.4	$1.4
Long-term finance lease obligations	0.4	1.9
Total finance lease liabilities	$1.8	$3.3

Weighted average remaining lease term
Operating leases	5.7 years	5.3 years
Finance leases	1.4 years	2.4 years

Weighted average discount rate (a)
Operating leases	5.3%	5.2%
Finance leases	5.1%	5.1%
_________________________
(a)Calculated using Company's incremental borrowing rate.

Maturities of lease liabilities as of December 25, 2021 were as follows:

	As of
	December 25, 2021
(In millions)	Operating Leases (a)	Finance Leases
2022	$25.7	$1.4
2023	17.9	0.4
2024	13.3	—
2025	7.5	—
2026	5.3	—
Thereafter	27.0	—
Total lease payments	96.7	1.8
Less imputed interest	(19.7)	—
Total	$77.0	$1.8
_________________________
(a)Annual long term lease liabilities for continuing operations were calculated by deducting long term liabilities for discontinued operations averaged over the years 2023 and beyond.

As of December 25, 2021, the Company did not have any operating leases not yet commenced but expected to commence in 2022.

Note 19: Retirement Benefit Plans

The Company has various defined benefit pension plans covering substantially all domestic active employees as of June 30, 2005 and certain employees in other countries. In addition to providing pension benefits, the Company provides certain post-retirement healthcare and life insurance benefits for selected United States and Canadian employees. Employees may become eligible for these benefits if they reach normal retirement age while working for the Company or satisfy certain age and years of service requirements. The medical plans are contributory for most retirees with contributions adjusted annually, and contain other cost-sharing features, such as deductibles and coinsurance. The medical plans include an allowance for Medicare for post-65 age retirees. Most employees and retirees outside the United States are covered by government healthcare programs.

The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company's plans was as follows:

	United States plans				Foreign plans
	Pension benefits		Post-retirement benefits		Pension benefits
	As of		As of		As of
(In millions)	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Change in benefit obligations:
Beginning balance	$39.1	$39.0	$11.8	$12.6	$185.5	$179.4
Service cost	—	—	—	0.1	6.0	7.7
Interest cost	0.8	1.2	0.2	0.4	2.0	2.4
Actuarial (gain) loss	(0.7)	4.4	(0.5)	0.4	(14.0)	(0.5)
Benefits paid	(1.0)	(0.9)	(1.2)	(1.7)	(4.9)	(4.3)
Impact of exchange rates	—	—	—	—	(11.6)	15.6
Plan participant contributions	—	—	—	—	5.4	1.0
Plan amendments	—	—	—	—	(0.4)	(0.6)
Business combination	—	—	—	—	4.1	—
Settlements/Curtailments	(3.8)	(4.6)		—	(34.6)	(15.2)
Ending balance	$34.4	$39.1	$10.3	$11.8	$137.5	$185.5

Change in plan assets at fair value:
Beginning balance	$27.5	$28.6	$—	$—	$83.3	$81.8
Actual return on plan assets	1.8	3.9	—	—	4.4	1.4
Company contributions	1.5	4.7	1.7	1.7	5.2	7.5
Plan participant contributions	—	—	—	—	5.4	1.0
Benefits and expenses paid	(1.0)	(1.8)	(1.7)	(1.7)	(3.0)	(2.1)
Business combination	—	—	—	—	2.8	—
Impact of exchange rates	—	—	—	—	(5.3)	7.7
Settlements	(3.8)	(7.9)	—	—	(33.6)	(14.0)
Ending balance	$26.0	$27.5	$—	$—	$59.2	$83.3
Funded status of plans	$(8.4)	$(11.6)	$(10.3)	$(11.8)	$(78.3)	$(102.2)

Amounts recognized in the Consolidated Balance Sheet consisted of:

	As of
(In millions)	December 25, 2021	December 26, 2020
Accrued benefit liability	$(97.0)	$(125.6)
Accumulated other comprehensive loss (pretax)	27.9	51.2

Items not yet recognized as a component of pension expense consisted of:

	As of		As of
	December 25, 2021		December 26, 2020
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Transition obligation	$2.9	$—	$3.4	$—
Prior service cost (benefit)	1.7	(2.1)	2.5	(2.7)
Net actuarial loss (gain)	26.8	(1.4)	48.6	(0.6)
Accumulated other comprehensive loss (income) pretax	$31.4	$(3.5)	$54.5	$(3.3)

Components of other comprehensive loss (income) consisted of the following:

	As of		As of
	December 25, 2021		December 26, 2020
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Net prior service cost	$0.1	$0.6	$0.2	$0.8
Net actuarial loss (gain)	(20.3)	(0.8)	(1.0)	0.4
Impact of exchange rates	(2.9)	—	2.3	—
Other comprehensive loss (income)	$(23.1)	$(0.2)	$1.5	$1.2

The accumulated benefit obligation for all defined benefit pension plans as of December 25, 2021 and December 26, 2020 was $139.2 million and $189.8 million, respectively. At December 25, 2021 and December 26, 2020, the accumulated benefit obligations of certain pension plans exceeded those respective plans' assets. For those plans, the accumulated benefit obligations were $104.9 million and $188.5 million, and the fair value of their assets was $35.8 million and $97.4 million as of December 25, 2021 and December 26, 2020, respectively. At December 25, 2021 and December 26, 2020, the benefit obligations of the Company's significant pension plans exceeded those respective plans' assets. The accrued benefit cost for the pension plans is reported in accrued liabilities and other liabilities in the Consolidated Balance Sheets.

The costs associated with all of the Company's plans were as follows:

	Pension benefits			Post-retirement benefits
	Year Ended			Year Ended
(Dollars in millions)	December 25, 2021	December 26, 2020	December 28, 2019	December 25, 2021	December 26, 2020	December 28, 2019
Components of net periodic benefit cost:
Service cost and expenses	$6.2	$7.7	$6.8	$—	$0.1	$0.1
Interest cost	2.8	3.6	5.1	0.2	0.4	0.5
Return on plan assets	(3.1)	(3.8)	(4.1)	—	—	—
Settlement/Curtailment	(1.3)	(0.7)	0.5	—	—	—
Employee contributions	(0.2)	(0.2)	(0.2)	—	—	—
Net amortization and deferral of (gain)/loss:	3.1	2.9	0.1	(0.6)	(0.9)	(1.3)
Net periodic benefit cost (income)	$7.5	$9.5	$8.2	$(0.4)	$(0.4)	$(0.7)

Weighted average assumptions:
United States plans
Discount rate, net periodic benefit cost	2.3%	3.3%	4.3%	2.5%	3.3%	4.3%
Discount rate, benefit obligations	2.5%	2.3%	3.3%	2.8%	2.5%	3.3%
Return on plan assets	5.0%	7.0%	7.0%	N/A	N/A	N/A
Salary growth rate, net periodic benefit cost	N/A	N/A	N/A	N/A	N/A	N/A
Salary growth rate, benefit obligations	N/A	N/A	N/A	N/A	N/A	N/A

Foreign plans
Discount rate	1.6%	1.1%	1.5%	N/A	N/A	N/A
Return on plan assets	2.9%	2.6%	2.6%	N/A	N/A	N/A
Salary growth rate	2.9%	2.7%	2.6%	N/A	N/A	N/A
____________________
N/A - not applicable

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and/or manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its United States and foreign plans for 2021 was 5.0 percent and 2.9 percent, respectively, and 7.0 percent and 2.6 percent for 2020, respectively.

The Company determines the discount rate primarily by reference to rates on high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the various plans. The weighted average discount rates used to determine the benefit obligation for its United States and foreign plans for 2021 was 2.5 percent and 1.6 percent, respectively, and 2.3 percent and 1.1 percent for 2020, respectively.

The Company sponsors a number of pension plans in the United States and in certain foreign countries. There are separate investment strategies in the United States and for each unit operating internationally that depend on the specific circumstances and objectives of the plans and/or to meet governmental requirements. The Company's overall strategic investment objectives are to preserve the desired funded status of its plans and to balance risk and return through a wide diversification of asset types, fund strategies and investment managers. The asset allocation depends on the specific strategic objectives for each plan and is re-balanced to obtain the target asset mix if the percentages fall outside of the range considered acceptable. The investment policies are reviewed from time to time to ensure consistency with long-term objectives. Options, derivatives, forward and futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. For plans that are tax-exempt, any transactions that would jeopardize this status are not allowed. Lending of securities is permitted in some cases in which appropriate compensation can be realized. While the Company's plans do not invest directly in its own stock, it is possible that the various plans' investments in mutual, commingled or indexed funds or insurance contracts (GIC's) may hold ownership of Company securities. The investment objectives of each plan are more specifically outlined below.

The Company's weighted average asset allocations at December 25, 2021 and December 26, 2020, by asset category, were as follows:

	As of		As of
	December 25, 2021		December 26, 2020
Asset category	United States plans	Foreign plans	United States plans	Foreign plans
Equity securities	58.1%	41.9%	55.9%	40.1%
Fixed income securities	41.9	35.4	44.1	26.0
Cash and money market investments	—	4.4	—	5.1
Guaranteed contracts	—	17.2	—	20.4
Other	—	1.1	—	8.4
Total	100.0%	100.0%	100.0%	100.0%

The fair value of the Company's pension plan assets at December 25, 2021 by asset category was as follows:

Description of assets (in millions)		December 25, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$26.0	$—	$26.0	$—
Foreign plans:
Belgium	Mutual fund (b)	27.2	27.2	—	—
Switzerland	Guaranteed insurance contract (c)	11.4	—	—	11.4
Japan	Common/collective trust (d)	10.2	—	10.2	—
Germany	Guaranteed insurance contract (c)	5.8	—	—	5.8
Korea	Guaranteed insurance contract (c)	2.8	—	—	2.8
Australia	Investment fund (e)	0.6	—	0.6	—
Philippines	Fixed income securities (f)	0.3	0.3	—	—
	Equity fund (f)	1.0	1.0	—	—
Austria	Guaranteed insurance contract (c)	0.3	—	—	0.3
Total		$85.6	$28.5	$36.8	$20.3

The fair value of the Company's pension plan assets at December 26, 2020 by asset category was as follows:

Description of assets (in millions)		December 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$27.5	$—	$27.5	$—
Foreign plans:
Belgium	Mutual funds (b)	31.0	31.0	—	—
Switzerland	Guaranteed insurance contract (c)	27.1	—	—	27.1
Japan	Common/collective trust (d)	12.1	—	12.1	—
Germany	Guaranteed insurance contract (c)	6.1	—	—	6.1
Korea	Guaranteed insurance contract (c)	3.2	—	—	3.2
Australia	Investment fund (e)	1.4	—	1.4	—
Philippines	Fixed income securities (f)	0.8	0.8	—	—
	Equity fund (f)	1.2	1.2	—	—
Austria	Guaranteed insurance contract (c)	0.4	—	—	0.4
Total		$110.8	$33.0	$41.0	$36.8
____________________
(a)The investment strategy of the United States pension plan for each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60.0 percent in equity securities and 40.0 percent in fixed income securities. As of the years ended December 25, 2021 and December 26, 2020, the common trusts held 58.1 percent and 55.9 percent of its assets in equity securities and 41.9 percent and 44.1 percent in fixed income securities, respectively. The percentage of funds invested in equity securities at the end of 2021 and 2020, included: 16.5 percent and 18.0 percent in international stocks in each year, 19.2 percent and 19.2 percent in large United States stocks, and 2.6 percent and 4.0 percent in small United States stocks, respectively. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.

(b)The strategy of the Belgian plan in each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 62.0 percent in equity securities, 37.0 percent in fixed income securities, and 1.0 percent cash. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. As of December 25, 2021 and December 26, 2020, the percentage of funds held in various asset classes included: large-cap equities of European companies of 31.5 percent and 27.1 percent, small-cap equities of European companies of 19.8 percent and 18.5 percent, money market fund of 1.7 percent and 13.7 percent, bonds primarily from European and United States governments of 33.2 percent and 29.3 percent, and equities outside of Europe, mainly in the United States and emerging markets, at 13.8 percent and 11.4 percent, respectively each year.
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
(d)The Company's strategy was to invest approximately 50.0 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 50.0 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 50.0 percent equities in Japanese listed securities, 7.0 percent in equities outside of Japan, 3.0 percent in cash and other short-term investments and 40.0 percent in domestic Japanese bonds. This strategy has been achieved through a collective trust that held 100.0 percent of total funded assets as of December 25, 2021 and December 26, 2020. As of the end of December 25, 2021 and December 26, 2020, the allocation of funds within the common collective trust included: 50.9 percent and 52.5 percent in Japanese equities, 39.2 percent and 37.3 percent in Japanese bonds, 7.3 percent and 7.1 percent in equities of companies based outside of Japan, and 2.6 percent and 3.1 percent, respectively, in cash and other short-term investments in each year. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets.
(e)The strategy of this fund was to achieve a 10-year long-term net return of at least 2.5 percent above inflation based on the Australian consumer price index. The investment strategy is to invest mainly in equities and property, which are expected to earn relatively higher returns over the long term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 25, 2021 and December 26, 2020, the percentage of funds held in investments included: Australian equities of 18.7 percent and 14.9 percent, other equities of listed companies outside of Australia of 58.3 percent and 49.0 percent, government and corporate bonds of 11.2 percent and 16.3 percent, cash of 5.4 percent and 11.8 percent and real estate of 6.4 percent and 8.0 percent, respectively.
(f)In both years, the investment strategy in the Philippines was to achieve an appropriate balance between risk and return, from a diversified portfolio of Philippine peso denominated bonds and equities. The target asset class allocations is 57.0 percent in equity securities, 38.0 percent fixed income securities, and 5.0 percent in cash and deposits. The fixed income securities at year end included assets valued using a weighted average of completed deals on similarly termed government securities, as well as balances invested in short-term deposit accounts. The equity index fund was valued at the closing price of the active market in which it was traded.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Year Ending
(In millions)	December 25, 2021	December 26, 2020
Beginning balance	$36.8	$37.7
Realized gains	0.3	0.5
Purchases, sales and settlements, net	(15.1)	(5.0)
Impact of exchange rates	(1.7)	3.6
Ending balance	$20.3	$36.8

The Company expects to contribute $4.8 million to its United States and foreign pension plans and $1.1 million to its other United States post-retirement benefit plan in 2022.

The Company also has several savings, thrift, and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $8.2 million, $11.6 million, and $6.4 million in 2021, 2020 and 2019, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Company's United States and foreign plans:

	As of
	December 25, 2021
(In millions)	Pension benefits	Post-retirement benefits	Total
2022	$12.3	$1.1	$13.4
2023	9.1	1.0	10.1
2024	7.8	0.9	8.7
2025	9.1	0.9	10.0
2026	9.4	0.8	10.2
2027-2031	46.2	3.0	49.2
Total	$93.9	$7.7	$101.6

In addition to the Company's health and insurance benefits, the Company also offers select employees a deferred compensation plan ("Tupperware Deferred Compensation Plan"). The Tupperware Deferred Compensation Plan is an unfunded, non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and for directors that allows participants to defer a portion of their compensation. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. The Tupperware Deferred Compensation Plan offers a variety of investment options and is accounted for as a plan that permits diversification but does not include Company stock as an investment option. All distributions from the Tupperware Deferred Compensation Plan must be made in cash and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is adjusted, with a charge or a credit to compensation cost, to reflect changes in the fair value of the obligation. The assets and liabilities are included in other assets, net and other liabilities of the Consolidated Balance Sheets. As of December 25, 2021 and December 26, 2020, the fair value of the investments held in trust and the related liability was $7.0 million and $8.8 million, respectively. All assets held in the trust are Level 1 Fidelity mutual funds and the fair value of the funds are calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. Changes in the fair value of the assets held in the rabbi trust are recorded through compensation expense included in selling, general and administrative expense and investment gains/losses in other expense (income), net within the Consolidated Statements of Income. During 2021, 2020 and 2019, the change in fair value of the underlying assets was an increase of $0.9 million, increase of $1.0 million, and increase of $3.3 million, respectively.

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the "potential class period") regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February

4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff may decide to appeal the dismissal. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the third motion to dismiss in the putative stockholder class action. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows.

The SEC is conducting an inquiry into the Company’s accounting practices relating to its Mexico operations. The Company is fully cooperating with the SEC. As the SEC inquiry is ongoing, the Company is unable to predict how long the inquiry will continue or whether, at its conclusion, the SEC will bring an enforcement action against the Company and, if it does, what fines or other remedies it may seek. There can be no assurance that the SEC or another regulatory body will not make further regulatory inquiries or pursue action against the Company and its senior officers that could result in potentially significant sanctions and penalties, or that could require the Company to take additional remedial steps. Potential sanctions against the Company and/or individuals could include penalties, injunctions, and cease-and-desist orders. Furthermore, publicity surrounding the inquiry or any enforcement action that may result from it could have an adverse impact on the Company’s reputation, business, financial condition, results of operations, and cash flows.

Leases

Rental expense for operating leases and approximate minimum rental commitments under non-cancelable operating leases in effect at December 25, 2021 are disclosed in Note 18: Leases to the Consolidated Financial Statements. Leases including the minimum rental commitments for 2022 and 2023, primarily are for automobiles, that generally have a lease term of one year to four years with the remaining leases related to office, manufacturing, and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight-line basis over the minimum lease terms. There are no lease agreements containing material renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 21: Fair Value Measurements

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, accrued liabilities, leased assets and liabilities and short-term borrowings approximated their fair values at December 25, 2021 and December 26, 2020.

The fair value of term loan and revolver facility are classified as a Level 2 liability and are estimated using a market approach by comparing secured debt of other companies in our industry that have a similar credit rating and debt amount.

The fair value of the term loan and revolver facility were as follows:

	As of		As of
	December 25, 2021		December 26, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$398.5	$398.5	$275.0	$275.0
Revolver facility	312.0	312.0	—	—
Total	$710.5	$710.5	$275.0	$275.0

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

Segment details were as follows:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Asia Pacific	$461.5	$500.1	$564.8
Europe	433.5	415.6	439.9
North America	451.2	412.5	348.4
South America	256.1	229.6	261.0
Total net sales	$1,602.3	$1,557.8	$1,614.1

Asia Pacific	$106.1	$120.9	$121.1
Europe	83.0	73.0	30.9
North America	55.2	58.4	60.7
South America	61.7	45.8	43.4
Total segment profit	306.0	298.1	256.1

Unallocated expenses	64.9	85.8	59.6
Re-engineering charges (a)	14.8	35.3	33.8
(Gain) loss on disposal of assets	(32.3)	(14.3)	(12.9)
Impairment expense (b)	8.1	—	6.7
(Gain) loss on extinguishment of debt	19.9	(40.2)	—
Interest expense	35.2	38.6	41.5
Interest income	(1.1)	(1.5)	(2.2)
Other Income	(1.7)	(12.3)	(17.8)
Income before income taxes	$198.2	$206.7	$147.4
____________________
(a)See Note 3: Re-engineering Charges for discussion of re-engineering and impairment charges..
(b)See Note 12: Trade Names and Goodwill for discussion of impairment expense.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment transactions eliminated. Sales to a single customer did not exceed 10.0 percent of net sales. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.

Sales in individually material foreign countries and the United States were:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Brazil	$187.0	$178.4	$208.5
China	$159.7	$188.5	$216.2
Mexico	$173.5	$146.2	$156.6
United States	$170.6	$180.4	$132.7

Depreciation and amortization expense by segment were:

	Year Ended
(In millions)	December 25, 2021	December 26, 2020	December 28, 2019
Asia Pacific	$10.3	$10.8	$13.6
Europe	11.7	12.7	14.4
North America	9.1	8.2	4.6
South America	4.2	4.3	5.3
Corporate	4.4	5.0	9.3
Total depreciation and amortization	$39.7	$41.0	$47.2

Capital expenditures by segment were:

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Asia Pacific	$5.7	$3.9	$7.3
Europe	4.8	5.7	16.2
North America	9.5	8.3	14.3
South America	6.2	3.0	5.1
Corporate	8.9	6.7	16.7
Total capital expenditures	$35.1	$27.6	$59.6

Total identifiable assets by segment were:

	As of
	December 25, 2021	December 26, 2020
Asia Pacific	$248.3	$272.6
Europe	215.3	265.4
North America	194.1	170.6
South America	94.9	104.4
Corporate	502.8	406.9
Total identifiable assets	$1,255.4	$1,219.9

Corporate assets consist of cash, tax assets, held for sale assets, and assets maintained for general corporate purposes. In 2020 corporate assets also included buildings. The Company is subject to the usual economic, business, and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company's operations.

Note 23: Quarterly Financial Summary (Unaudited)

Following is a summary of the unaudited interim results of continuing operations for each quarter:

	Year Ended
	December 25, 2021
(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$413.9	$416.6	$376.9	$394.9
Gross margin	293.6	285.9	247.9	240.9
Income from continuing operations	44.0	31.8	60.4	19.4
Basic earnings (loss) per share	0.89	0.64	1.22	0.40
Diluted earnings (loss) per share	0.82	0.60	1.14	0.37
Dividends declared per share	—	—	—	—

	Year Ended
	December 26, 2020
	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$330.5	$355.3	$423.7	$448.3
Gross margin	218.3	237.9	291.2	305.6
Income (loss) from continuing operations	(8.0)	61.2	29.9	27.8
Basic earnings (loss) per share	(0.16)	1.25	0.61	0.57
Diluted earnings (loss) per share	(0.16)	1.24	0.56	0.52
Dividends declared per share	—	—	—	—

Certain items impacting quarterly comparability for 2021 and 2020 were as follows:

•Pretax re-engineering costs of $3.2 million, $4.7 million, $1.8 million, and $5.1 million were recorded in the first through fourth quarters of 2021, respectively. Pretax re-engineering costs of $4.0 million, $21.8 million, $3.9 million, and $5.6 million were recorded in the first through fourth quarters of 2020, respectively. See Note 3: Re-engineering Charges to the Consolidated Financial Statements for further discussion.
•Pretax losses on disposal of assets were $7.7 million and $1.7 million for the first and third quarters of 2021, respectively, and pretax gains on the disposal of assets were $0.5 million and $23.4 million in the second and fourth quarters of 2021, respectively. Pretax losses on disposal of assets were $0.2 million and $14.0 million for the first and second quarters of 2020, respectively, and pretax gains on the disposal of assets were $32.3 million and $32.8 million in the third and fourth quarters of 2020, respectively. The gains in 2021 were primarily from the sale of remaining surrounding land near the Company headquarters in Orlando, Florida. The gains in 2020 were from the sale of a manufacturing and distribution facility in Australia and from the sale-leaseback of the Company headquarters in Orlando, Florida along with sale of certain surrounding land. The gain was offset by the write-off of capitalized software implementation costs related to the front and back office standardization project that was initiated in 2017, due to a shift in the business model and digital strategy set forward by the new leadership team.
•See Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements for discussion on the Company's out-of-period misstatements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tupperware Brands Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tupperware Brands Corporation and its subsidiaries (the “Company”) as of December 25, 2021 and December 26, 2020, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 25, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 25, 2021 appearing after Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and the manner in which it accounts for derivative financial instruments in 2019.

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

Income Taxes

As described in Notes 1 and 4 to the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The provision for income taxes includes income from U.S. and foreign affiliates taxed at statutory rates, the accrual or release of amounts for tax uncertainties, and U.S. tax impacts of foreign income in the U.S. The effective tax rate in 2021 was 21.5%, and the Company recorded a provision for income taxes of $42.6 million for the year ended December 25, 2021. In addition, the Company has recorded a net deferred tax asset of $192.5 million (including a valuation allowance of $207.9 million) as of December 25, 2021, comprised of gross deferred tax liabilities of $31.5 million and gross deferred tax assets of $431.9 million. The valuation allowance reduces the deferred tax assets to an amount that management determined is more-likely-than-not to be realized. This assessment as to whether or not a valuation allowance is required to offset deferred tax assets requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. The Company reported unrecognized tax benefits of $31.0 million as of December 25, 2021. In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments and the impact of tax audit settlements on future periods.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are the significant judgment and estimation by management in determining the provision for income taxes, when evaluating the realizability of deferred tax assets, and when evaluating the identification of reserves for uncertain tax positions and the reasonableness of the more-likely-than not determination. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to income taxes. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including management’s controls related to the provision for income taxes, deferred income taxes, and uncertain tax positions. These procedures also included, among others (i) testing the income tax provision calculation and underlying data, including the effective tax rate reconciliation, return to provision adjustments, and permanent and temporary differences; (ii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis; (iii) evaluating the identification of reserves for uncertain tax positions and the reasonableness of the more-likely-than-not determination considering the jurisdictions, court decisions, legislative actions, statute of limitations, and new developments and the impact of tax audit settlements in future periods; and (iv) using professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s judgment and estimates, including application of foreign and domestic tax laws and regulations.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 23, 2022

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of December 25, 2021, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level..

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Company’s management, the effectiveness of our internal control over financial reporting as of December 25, 2021 was assessed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on that evaluation, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, have concluded that as of December 25, 2021, the Company’s internal control over financial reporting was effective. The effectiveness of the Company's internal control over financial reporting as of December 25, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Remediation of Prior Year Material Weaknesses

As previously reported in our Annual Report on Form 10-K/A, for the year ended December 26, 2020, the Company identified material weaknesses in the control environment at its Mexico operations; specifically, with respect to information technology general controls, the Company did not maintain effective user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications and data to appropriate Company personnel at the Tupperware Mexico location; and there was override by local management of certain internal controls at the Tupperware Mexico and Fuller Mexico locations resulting in immaterial misstatements in net sales, accounts receivable, inventories, and accrued liabilities for the fiscal years ended December 2020, 2019 and 2018, and each of the interim periods within those annual periods.

As previously disclosed, the Company implemented remedial actions related to override of controls by local management at the Tupperware Mexico and Fuller Mexico locations and user and privileged access controls at the Tupperware Mexico location as indicated below:

•Termination of employees;
•Restructuring of employee organizational structure and reporting lines;
•Town-hall trainings in Mexico;
•Hiring of a new global director of compliance in the second quarter of 2021, based in Mexico; and

•Remediated additional control deficiencies related to the Tupperware Mexico location material weakness, in the areas of segregation of duties and user and privileged access.

As of December 25, 2021, management has concluded that the actions described above were satisfactorily implemented and have been in place for a sufficient period of time to demonstrate the previously identified material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended December 25, 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Certain information with regard to the directors of the Company as required by Item 401 of Regulation S-K is set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" in the Proxy Statement related to the 2022 Annual Meeting of Shareholders to be held on May 6, 2022 and is incorporated herein by reference.
The information as to the executive officers of the Company is included in Item 1. Business of this Report under the caption "Information About Our Executive Officers" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on May 6, 2022 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled "Corporate Governance" appearing in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on May 6, 2022 sets forth certain information with respect to the Company's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors during 2021, as set forth by Item 407(c)(3) of Regulation S-K.
The sections entitled "Corporate Governance" and "Board Committees" appearing in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on May 6, 2022 sets forth certain information regarding the Audit and Finance Committee, including the members of the Committee and the financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

Item 11. Executive Compensation.
The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement relating to the 2022 Annual Meeting of Shareholders to be held on May 6, 2022, and the information in such Proxy Statement relating to executive officers' and directors' compensation is incorporated herein by reference.
The information set forth under the captions "Board Committees" and "Compensation and Management Development Committee Report" of the Proxy Statement relating to the 2022 Annual Meeting of Shareholders to be held on May 6, 2022 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the captions "Security Ownership of Certain Beneficial Owners", "Security Ownership of Management" and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2022 Annual Meeting of Shareholders to be held on May 6, 2022, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions "Transactions with Related Persons" and "Corporate Governance" appearing in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on May 6, 2022 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
The information set forth under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees," "All Other Fees," and "Approval of Services" in the Proxy Statement related to the 2022 Annual Meeting of Shareholders to be held on May 6, 2022 is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements

The following documents are included in this Report under Item 8. Financial Statements and Supplementary Data:

•Consolidated Statements of Income
•Consolidated Statements of Comprehensive Income
•Consolidated Balance Sheets
•Consolidated Statements of Shareholders' Equity
•Consolidated Statements of Cash Flows
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Certified Public Accounting Firm (PCAOB ID 238)

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
(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Registrant as amended May 4, 2021 (Attached as Exhibit 3.2 to Form 10-Q, filed with the Commission on May 5, 2021 and incorporated herein by reference).

4.1*	Description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+	Directors' Stock Plan as amended through January 26, 2009 (Attached as Exhibit 10.2 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

10.2+	2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).

10.3+	2016 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on May 26, 2016 and incorporated herein by reference).

10.3.1+	Amendment No. 1 to 2016 Incentive Plan (Attached as Exhibit 10.1 to Form 10-Q, filed with the Commission on August 01, 2017 and incorporated herein by reference).

10.4+	Tupperware Brands Corporation 2019 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K filed with the Commission on May 23, 2019 and incorporated herein by reference).

10.4.1+*	Form of Restricted Stock Unit Agreement under Tupperware Brands Corporation 2019 Incentive Plan

10.4.2+*	Form of Performance Share Unit Agreement under Tupperware Brands Corporation 2019 Incentive Plan

10.5+	Form of Change in Control Employment Agreement (Tier 1) (Attached as Exhibit 10.3 to Form 8-K filed with the Commission on March 13, 2020 and incorporated herein by reference).

10.6+*	Form of Change in Control Employment Agreement (Tier 2)

10.7+
Supplemental Executive Retirement Plan, amended and restated effective February 2, 2010 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

10.8+
Amendment to Supplemental Executive Retirement Plan, dated February 21, 2018 (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on February 21, 2018 and incorporated herein by reference).

10.9+	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

10.10+
Tupperware Brands Corporation Executive Severance Pay Plan, effective November 16, 2020 (Attached as Exhibit 10.37 to Form 10-K, filed with the Commission on March 10, 2021 and incorporated herein by reference).

10.11+	Tupperware Brands Corporation 2020 Inducement Plan (Attached as Exhibit 4.1 to Form S-8 (registration no. 333-237896) filed on April 29, 2020 and incorporated herein by reference).

10.12+
Offer Letter dated as of March 11, 2020 by and between Miguel Angel Fernandez Calero and Tupperware Brands Corporation (Attached as Exhibit 10.1 to a Form S-8 (registration no. 333-237130) filed on March 12, 2020, and incorporated herein by reference).

10.13+
Offer Letter dated as of March 11, 2020 by and between Richard Goudis and Tupperware Brands Corporation (Attached as Exhibit 10.2 to a Form S-8 (registration no. 333-237130) filed on March 12, 2020, and incorporated herein by reference).

10.14
Securities and Asset Purchase Agreement between the Company and Sara Lee Corporation (now known as Hillshire Brands Co.) dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K/A, filed with the Commission on August 15, 2005 and incorporated herein by reference).

10.15
Amended and Restated Credit Agreement, dated September 11, 2013, by and between the Company, Tupperware International Holdings B.V., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.1 to Form 10-Q, filed with the Commission on August 5, 2014 and incorporated herein by reference).

10.15.1
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

10.15.2
Amendment 2 to Amended and Restated Credit Agreement, dated as of June 9, 2015, by and between the Company, Tupperware International Holdings B.V., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on June 12, 2015 and incorporated herein by reference).

10.16
Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among the Company, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V. and Tupperware Brands Asia Pacific Pte. Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.1 to Form 8-K filed April 4, 2019 and incorporated herein by reference).

10.16.1
Amendment No. 1 dated as of August 28, 2019, among the Company, Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V. and Tupperware Brands Asia Pacific Pte. Ltd., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (Attached as Exhibit 10.2 to Form 10-Q filed November 6, 2019 and incorporated herein by reference).

10.16.2
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

10.17
Term Loan Credit Agreement, dated as of December 3, 2020, by and among Tupperware Brands Corporation, as borrower, the lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent (Attached as Exhibit 10.1 to Form 8-K filed on December 4, 2020 and incorporated herein by reference).

10.18
Term Loan Credit Agreement, dated as of December 3, 2020, by and among Dart Industries, Inc., as borrower, the lenders party thereto and Alter Domus (US) LLC, as administrative agent and collateral agent (Attached as Exhibit 10.2 to Form 8-K filed December 4, 2020 and incorporated herein by reference).

10.19
Credit Agreement dated as of November 23, 2021, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, Administradora Dart, S. de R.L. de C.V., as Mexican subsidiary borrower and Tupperware Brands Asia Pacific Pte. Ltd, as Singaporean subsidiary borrower, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (Attached as Exhibit 10.1 to Form 8-K filed November 23, 2021 and incorporated herein by reference).

10.20
Contract for Sale and Purchase of Real Property, dated as of May 26, 2020, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.1 to Form 8-K filed with the Commission on July 27, 2020 and incorporated herein by reference).

10.20.1
First Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.2 to Form 8-K filed with the Commission on July 27, 2020 and incorporated herein by reference).

10.20.2
Second Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.3 to Form 8-K filed with the Commission on July 27, 2020 and incorporated herein by reference).

10.20.3
Third Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.4 to Form 8-K filed with the Commission on July 27, 2020 and incorporated herein by reference).

10.20.4
Fourth Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.1 to Form 8-K filed with the Commission on November 2, 2020 and incorporated herein by reference).

10.20.5
Fifth Amendment to Contract for Sale and Purchase of Real Property, dated as of June 10, 2020, by and among the Sellers and O’Connor Management LLC (Attached as Exhibit 10.1 to Form 8-K filed with the Commission on February 12, 2021 and incorporated herein by reference).

10.20.6
Sixth Amendment to Contract for Sale and Purchase of Real Property, dated as of July 9, 2021, by and among the Sellers and O’Connor Management LLC, (Attached as Exhibit 10.1 to Form 10-Q filed with the Commission on August 5, 2021 and incorporated herein by reference).

10.20.7
Seventh Amendment to Contract for Sale and Purchase of Real Property, dated as of August 18, 2021, by and among the Sellers and O’Connor Management LLC, (Attached as Exhibit 10.1 to Form 8-K filed on August 24, 2021, and incorporated herein by reference)

10.20.8*	Eighth Amendment to Contract for Sale and Purchase of Real Property, dated as of September 1, 2021, by and among the Sellers and O’Connor Management LLC

10.20.9*	Ninth Amendment to Contract for Sale and Purchase of Real Property, dated as of September 29, 2021, by and among the Sellers and O’Connor Management LLC.

10.20.10*	Tenth Amendment to Contract for Sale and Purchase of Real Property, dated as of November 22, 2021, by and among the Sellers and O’Connor Management LLC.

21*	Subsidiaries of Tupperware Brands Corporation as of February 23, 2022.

23*	Consent of Independent Registered Certified Public Accounting Firm.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

32.2**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

101*	The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K for the year ended December 26, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, tagged in detail, and (vii) Schedule II. Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

The Company agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

Item 16. Form 10-K Summary.
None.

TUPPERWARE BRANDS CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 25, 2021
(In millions)

Col. A	Col. B	Col. C	Col. D		Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for credit losses, current and long term:			(a)	(b)
Year ended December 25, 2021	$59.9	3.5	(1.5)	(5.2)	$56.7
Year ended December 26, 2020	$51.5	12.2	(6.2)	2.4	$59.9
Year ended December 28, 2019	$46.5	17.1	(12.0)	(0.1)	$51.5

Valuation allowance for deferred tax assets:
Year ended December 25, 2021	$244.3	6.4	(38.4)	(4.4)	$207.9
Year ended December 26, 2020	$285.6	28.7	(41.7)	(28.3)	$244.3
Year ended December 28, 2019	$246.3	56.9	(14.7)	(2.9)	$285.6
____________________
(a)Represents write-offs, less recoveries.
(b)Foreign currency translation adjustment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

Date:	February 23, 2022	By:	/s/ Miguel Fernandez
Miguel Fernandez
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 23, 2022.

Signature	Title

/s/ Miguel Fernandez	President & Chief Executive Officer & Director (Principal Executive Officer)
Miguel Fernandez

/s/ Cassandra Harris	Chief Financial Officer & Chief Operating Officer (Principal Financial Officer)
Cassandra Harris

/s/ Madeline Otero	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Madeline Otero

*	Executive Vice Chair & Director
Richard Goudis

*	Non-Executive Chair & Director
Susan M. Cameron

*	Director
Meg Crofton

*	Director
Deborah G. Ellinger

*	Director
James H. Fordyce

*	Director
Pamela J. Harbour

*	Director
Timothy Minges

*	Director
Christopher D. O'Leary

*	Director
Richard T. Riley

*	Director
M. Anne Szostak

/s/ Karen M. Sheehan	* By Attorney-in-fact
Karen M. Sheehan