Form 10-Q
period 2022-03-26
TUPPERWARE BRANDS CORP
filed 2022-05-05
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 13 weeks ended March 26, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of May 2, 2022, 45,845,271 shares of the common stock, $0.01 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
(In millions, except per share amounts)	March 26, 2022	March 27, 2021
Net sales	$348.1	$413.9
Cost of products sold	126.1	120.3
Gross profit	222.0	293.6

Selling, general and administrative expense	203.4	221.2
Re-engineering charges	1.5	3.1
(Gain) on disposal of assets	(0.4)	(7.7)
Operating income	17.5	77.0

Loss on debt extinguishment	—	2.1
Interest expense	4.6	11.8
Interest income	(0.7)	(0.3)
Other expense (income), net	4.3	(1.3)
Income from continuing operations before income taxes	9.3	64.7

Provision for income taxes	6.8	20.7
Income from continuing operations	2.5	44.0

Income from operations of discontinued operations before income taxes	0.4	0.4
(Loss) gain on held for sale assets and dispositions	(2.6)	1.0
Provision for income taxes	0.4	0.1
(Loss) gain on discontinued operations	(2.6)	1.3

Net (loss) income	$(0.1)	$45.3

Basic earnings from continuing operations - per share	$0.05	$0.89
Basic (loss) earnings from discontinued operations - per share	$(0.05)	$0.03
Basic (loss) earnings per share - Total	$—	$0.92

Diluted earnings from continuing operations - per share	$0.05	$0.82
Diluted (loss) earnings from discontinued operations - per share	$(0.05)	$0.03
Diluted (loss) earnings per share - Total	$—	$0.85

Basic weighted-average shares	48.0	49.4
Diluted weighted-average shares	51.3	53.4

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Net (loss) income	$(0.1)	$45.3

Other comprehensive income
Foreign currency translation adjustments	14.9	3.9
Deferred gain on cash flow hedges, net of tax	0.4	—
Pension and other post-retirement (costs) benefit, net of tax	(1.3)	1.4
Other comprehensive income	14.0	5.3

Total comprehensive income	$13.9	$50.6

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions, except share amounts)	March 26, 2022	December 25, 2021
Assets
Cash and cash equivalents	$245.6	$267.2
Accounts receivable, net	86.5	86.2
Inventory, net	246.2	232.2
Non-trade accounts receivable, net	31.2	31.9
Prepaid expenses and other current assets	22.5	22.8
Current assets held for sale	7.8	7.9
Total current assets	639.8	648.2

Deferred tax assets, net	198.1	194.9
Property, plant and equipment, net	159.3	160.9
Operating lease assets	74.1	74.7
Long-term receivables, net	4.9	7.7
Trade names, net	9.9	10.6
Goodwill	42.2	42.7
Other assets, net	98.6	97.2
Assets held for sale	16.5	18.5
Total assets	$1,243.4	$1,255.4

Liabilities And Shareholders' Equity
Accounts payable	$105.3	$123.3
Current debt and finance lease obligations	10.6	8.9
Accrued liabilities	260.1	287.9
Current liabilities held for sale	132.1	135.8
Total current liabilities	508.1	555.9

Long-term debt and finance lease obligations	799.2	700.5
Operating lease liabilities	55.5	57.3
Other liabilities	127.9	131.0
Liabilities held for sale	18.8	17.8
Total liabilities	1,509.5	1,462.5

Commitments and contingencies (Note 19)
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	197.4	216.9
Retained earnings	1,125.3	1,139.4
Treasury stock, 17,864,659 and 14,726,849 shares, respectively, at cost	(915.5)	(876.1)
Accumulated other comprehensive loss	(673.9)	(687.9)
Total shareholders' equity (deficit)	(266.1)	(207.1)

Total liabilities and shareholders' equity	$1,243.4	$1,255.4

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 25, 2021	63.6	$0.6	14.7	$(876.1)	$216.9	$1,139.4	$(687.9)	$(207.1)
Net (loss)	—	—	—	—	—	(0.1)	—	(0.1)
Other comprehensive income	—	—	—	—	—	—	14.0	14.0
Repurchase of common stock			3.4	(56.2)	(18.8)			(75.0)
Stock and options issued for incentive plans	—	—	(0.2)	16.8	(0.7)	(14.0)		2.1
March 26, 2022	63.6	$0.6	17.9	$(915.5)	$197.4	$1,125.3	$(673.9)	$(266.1)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity (Deficit)
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,161.6	$(685.9)	$(204.7)
Net income	—	—	—	—	—	45.3	—	45.3
Other comprehensive income	—	—	—	—	—		5.3	5.3
Stock and options issued for incentive plans	—	—	(0.3)	19.1	(0.2)	(18.1)	—	0.8
March 27, 2021	63.6	$0.6	14.0	$(877.4)	$215.3	$1,188.8	$(680.6)	$(153.3)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(In millions)	March 26, 2022		March 27, 2021
Operating Activities
Net (loss) income	$(0.1)		$45.3
Less: Loss (income) from discontinued operations	2.6	—	(1.3)
Income from continuing operations	$2.5		$44.0

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10.7		9.8
Unrealized foreign exchange (gain)	(3.1)		—
Stock-based compensation	2.9		1.8
Amortization of deferred debt issuance costs	0.5		1.3
(Gain) on disposal of assets	(0.4)		(8.7)
Provision for credit losses	3.3		1.0
Loss on debt extinguishment	—		2.6
Write-down of inventories	3.6		2.3
Net change in deferred taxes	4.6		(0.7)
Net cash settlement from hedging activity	(2.5)		(3.1)
Other	(0.1)		(0.7)
Changes in assets and liabilities:
Accounts receivable	(1.8)		(0.4)
Inventories	(13.7)		(34.0)
Non-trade accounts receivable	(6.3)		(11.5)
Prepaid expenses	1.0		0.6
Other assets	2.7		(2.5)
Accounts payable and accrued liabilities	(27.4)		(12.7)
Income taxes payable	(14.5)		2.5
Other liabilities	(3.3)		(3.2)
Net cash (used in) operating activities	$(41.3)		$(11.6)

Investing Activities
Capital expenditures	(6.0)		(7.4)
Net proceeds from divestiture	—		2.4
Proceeds from disposal of assets	0.5		9.9
Net cash (used in) provided by investing activities	$(5.5)		$4.9

Financing Activities
Term loan repayment	—		(34.0)
Borrowings on revolver facility	128.0		—
Repayment of revolver facility	(23.0)		—
Net increase in short-term debt	—		32.4
Debt issuance costs payment	—		(0.3)
Finance lease repayments	(0.3)		(0.3)
Common stock repurchase	(75.0)		—
Cash payments of employee withholding tax for stock awards	(0.8)		(1.4)
Proceeds from exercise of stock options	—		0.5
Net cash provided by (used in) financing activities	$28.9		$(3.1)

Discontinued Operations
Cash provided by (used in) operating activities	0.1	(2.0)
Cash (used in) provided by investing activities	(0.1)	28.1
Cash (used in) provided by discontinued operations	$—	$26.1

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.9)	(4.1)
Net change in cash, cash equivalents and restricted cash	(20.8)	12.2
Cash, cash equivalents and restricted cash at beginning of year	273.8	150.5
Cash, cash equivalents and restricted cash at end of period (a)	$253.0	$162.7
(a) Includes $0.2 million and $0.2 million of cash on discontinued operations as of March 26, 2022 and March 27, 2021, respectively.

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

Certain information and note disclosures normally included in the financial statements prepared in conformity with GAAP for complete financial statements have been condensed or omitted as permitted by such rules and regulations. As such, the accompanying unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited 2021 Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 25, 2021. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.

Discontinued Operations

Discontinued operations include certain key brands of the Company’s beauty business including House of Fuller, Nutrimetics, and Nuvo. Avroy Shlain was sold in the first quarter of 2021. As of the first quarter of 2022, the Company was completing final customary closing arrangements with the buyer for House of Fuller. The sale closed in the second quarter of 2022. For more information, see Note 22: Subsequent Event. The Company is evaluating the non-binding offers received for Nutrimetics with the intent of entering into a definitive agreement in the second quarter of 2022. The Company continues to actively explore strategic alternatives for Nuvo.

In the third quarter of 2021, the Company determined that these dispositions represented a strategic shift that would have a major effect on its results of operations. As such, the results of the beauty businesses are reflected as discontinued operations including all comparative prior period information in these Condensed Consolidated Financial Statements. Certain costs previously allocated to the beauty businesses for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. See Note 13: Held for Sale Assets and Discontinued Operations, for additional information.

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

Economic Uncertainties

For the first quarter ended March 26, 2022, the Company's business activities continue to be impacted by the Coronavirus pandemic (“COVID-19”), most notably in Asia where lockdowns persist and infection rates have increased. In addition, the Company's business activities, particularly in Europe, experienced volatility and were impacted by the Russia/Ukraine conflict. As a result, many of the Company's estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.

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

Equity

On February 28, 2022, the Company entered into a new Accelerated Share Repurchase ("ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo"), under which the Company paid $75.0 million and received an initial share delivery of 3,438,264 shares of the Company's outstanding common stock, which were immediately retired. The initial number of shares received was calculated as 75% of the $75.0 million divided by the price of the Company's common stock on February 25, 2022 of $16.36. Pursuant to the terms of the ASR agreement, the final number of shares for the remaining 25% of $75.0 million to be repurchased by the Company will be determined upon settlement of the agreement on or before June 28, 2022. Wells Fargo has the right to invoke an accelerated valuation date of May 27, 2022. The final number of shares to be repurchased will be based on the volume-weighted average price of its common stock over the duration of the ASR agreement, less a discount.

New Accounting Pronouncements

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

Note 2: Distribution Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the selling, general and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue.

Distribution costs were:

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Distribution costs	$32.9	$40.0

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

Promotional costs were:

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Promotional costs	$52.0	$63.2

Note 4: Incentive Compensation Plans

Stock Options

Stock option activity for 2022, under all of the Company's incentive plans, is summarized in the following table:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at December 25, 2021	3,233,672	$40.41	$12.6
Expired / Forfeited	(62,951)	61.23	—
Outstanding at March 26, 2022	3,170,721	$39.99	$16.2

Exercisable at March 26, 2022	2,170,721	$57.22	$—

Market and Performance Awards, Restricted Stock and Restricted Stock Units

The Company also grants restricted stock, restricted stock units, performance-vested awards, and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one year to three years. The activity for such awards in 2022 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Outstanding at December 25, 2021	4,500,211	$5.71
Time-vested shares granted	566,437	16.36
Performance and market shares granted	481,332	16.36
Performance and market share adjustments	(18,689)	5.20
Vested	(307,896)	11.59
Forfeited	(24,908)	15.60
Outstanding at March 26, 2022	5,196,487	$7.47

Stock-based compensation expense was:

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Stock options	$0.1	$0.1
Time, performance, and market vested share awards	$2.9	$1.7

Unrecognized stock-based compensation expense and the weighted average years to recognize the unrecognized stock-based compensation was as follows:

As of
(In millions)	March 26, 2022
Unrecognized stock-based compensation expense	$29.7
Weighted average years to recognize the unrecognized stock-based compensation	2.6 years

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes.

Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	13 weeks ended
(In millions, except share amounts)	March 26, 2022	March 27, 2021
Shares retained to fund withholding taxes	42,986	44,999
Value of shares retained to fund withholding taxes	$0.8	$1.4

Note 5: Re-engineering Charges

Re-engineering charges are mainly related to the “Turnaround Plan” which launched in mid-2020 with the new leadership. The key elements of the Turnaround Plan include: increasing the Company's right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. Re-engineering charges are primarily related to severance costs, outside consulting services, and facility costs. The Company expects re-engineering expenses to continue this year and next year related to the Turnaround Plan. Total charges incurred to date related to the Turnaround Plan are approximately $44.5 million, $37.7 million related to severance charges, and $6.8 million related to other charges, primarily consulting costs. The Company expects to incur $15.0 million to $20.0 million of Turnaround Plan charges in 2022.

Re-engineering charges were:

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Turnaround plan	$1.5	$1.6
Other	—	1.5
Total re-engineering charges	$1.5	$3.1

Total re-engineering charges by segments

Total re-engineering charges by segment were:

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Asia Pacific	0.2	0.1
Europe	0.5	1.1
North America	—	1.6
South America	—	0.3
Corporate	0.8	—
Total re-engineering charges by segment	$1.5	$3.1

The balance included in accrued liabilities related to the Turnaround Plan was:

	As of
(In millions)	March 26, 2022	December 25, 2021
Beginning balance	$12.9	$18.7
Provision	1.5	14.8
Currency translation adjustment	(0.1)	(0.4)
Cash expenditures:
Severance	(1.3)	(12.7)
Other	(1.0)	(7.5)
Ending balance	$12.0	$12.9

Note 6: Income Taxes

The effective tax rate was:

	13 weeks ended
	March 26, 2022	March 27, 2021
Effective tax rate	73.1%	32.0%

The change in the effective tax rate for the first quarter of 2022 as compared to first quarter of 2021, was primarily due to:

•negative impact of the Global Intangible Low Taxed Income (GILTI) regime, which results in no benefit for any losses incurred in the U.S.
•unfavorable mix of income between our U.S. and Non U.S. operations that drive the Company’s tax expense
•additional valuation allowance on disallowed interest expense due to the change in 163j rules from EBIDTA to EBIT. The Company maintains a full valuation allowance on deferred tax assets for interest carryforwards.

Uncertain tax positions and related interest and penalties were:

	As of
(In millions)	March 26, 2022	December 25, 2021
Accrual for uncertain tax positions	$31.0	$31.0
Uncertain tax positions impacting effective tax rate if recognized	$25.4	$25.4
Interest and penalties related to uncertain tax positions	$3.3	$3.3

There was no change in the first quarter of 2022 to the uncertain tax position reserves. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2004 through 2020. It is reasonably possible that there could be a significant decrease or increase to the unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which the Company does business and the number of open tax periods.

Note 7: Earnings (Loss) Per Share
Basic (loss) earnings per share - Total is calculated by dividing net loss by the basic weighted-average shares. Diluted (loss) earnings per share - Total is calculated by also considering the impact of dilutive securities such as stock options, restricted shares, restricted stock units and performance share units on both net loss and the basic weighted-average shares.

The elements of the earnings per share computations were as follows:

	13 weeks ended
(In millions, except per share amounts)	March 26, 2022	March 27, 2021
Income from continuing operations	$2.5	$44.0
(Loss) Income on discontinued operations	$(2.6)	$1.3
Net (loss) income	$(0.1)	$45.3

Basic weighted-average shares	48.0	49.4
Effect of dilutive securities	3.3	4.0
Diluted weighted-average shares	51.3	53.4

Basic earnings from continuing operations - per share	$0.05	$0.89
Basic (loss) earnings from discontinued operations - per share	$(0.05)	$0.03
Basic (loss) earnings per share - Total	$—	$0.92

Diluted earnings from continuing operations - per share	$0.05	$0.82
Diluted (loss) earnings from discontinued operations - per share	$(0.05)	$0.03
Diluted (loss) earnings per share - Total	$—	$0.85

Excluded anti-dilutive shares	2.7	2.9

Note 8: Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) was as follows:

(In millions, net of tax)	Foreign Currency Items (a) (d)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 25, 2021	$(664.5)	$0.2	$(23.6)	$(687.9)

Other comprehensive income (loss) before reclassifications	14.9	0.4	(1.3)	14.0
Other comprehensive income (loss)	14.9	0.4	(1.3)	14.0

Balance at March 26, 2022	$(649.6)	$0.6	$(24.9)	$(673.9)
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
(d)    Included in the ending balance as of March 26, 2022 is $140.4 million of accumulated foreign currency losses that have been included in the calculation of the loss on assets held for sale recorded in 2021 and will reduce the accumulated foreign currency losses upon completion of the sale of the disposal group.

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
(c)    See additional information for pension and other post-retirement items at Note 18: Retirement Benefit Plans.

Amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of:

13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Cash flow hedges (gain) losses	$—	$—
Tax (benefit) provision	—	—
Amounts reclassified from accumulated other comprehensive income (loss) for cash flow hedges	$—	$—

Amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement items consisted of:

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Prior service costs (benefit)	$0.2	$(0.1)
Actuarial (gains) losses	(0.3)	0.6
Tax provision (benefit)	0.1	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss) related to pension and other post-retirement items	$—	$0.4

Note 9: Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include time deposits, certificates of deposit, or similar instruments. Any funds that the Company is legally restricted to withdraw, including compensating balances, are classified as restricted cash. Restricted cash is recorded in prepaid expenses and other current assets and in the other assets, net line items in the Condensed Consolidated Balance Sheet. A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheet to cash, cash equivalents, and restricted cash at end of period in the Condensed Consolidated Statement of Cash Flows is as follows:

	As of
(In millions)	March 26, 2022	December 25, 2021
Cash and cash equivalents	$245.6	$267.2
Restricted cash	7.4	6.6
Cash, cash equivalents and restricted cash at end of period	$253.0	$273.8

Note 10: Accounts Receivable

The accounts receivable and allowance for credit losses balance was:

	As of
(In millions)	March 26, 2022	December 25, 2021
Account receivable	$118.2	$117.3
Allowance for credit losses	(31.7)	(31.1)
Accounts receivable, net	$86.5	$86.2

Note 11: Inventories

Inventories balance net of any inventory allowance was:

	As of
(In millions)	March 26, 2022	December 25, 2021
Finished goods	$179.3	$181.2
Work in process	35.8	28.4
Raw materials and supplies	31.1	22.6
Inventory, net	$246.2	$232.2

Note 12: Long-Term Receivables

The long-term receivables and allowance for long-term receivables balance was as follows:

As of
(In millions)	March 26, 2022
Long-term receivables, gross	$32.0

Beginning balance for allowance for long-term receivables	$(25.6)
Write-offs	—
Recoveries	0.1
Provision	(2.3)
Currency translation adjustment	0.7
Allowance for long-term receivables	$(27.1)

Long-term receivables, net	$4.9

Majority of long-term receivables from both active and inactive customers that are past due were reserved through the Company's allowance for credit losses. Long-term receivables, gross that were past due were:

	As of
(In millions)	March 26, 2022	December 25, 2021
Long-term receivables past due	$28.2	$29.2

As of December 25, 2021, gross long-term receivables was $33.3 million and the associated allowance was $25.6 million.

Note 13: Held for Sale Assets and Discontinued Operations

Discontinued operations include certain key brands of the Company’s beauty business including House of Fuller, Nutrimetics, and Nuvo. Avroy Shlain was sold in the first quarter of 2021. As of the first quarter of 2022, the Company was completing final customary closing arrangements with the buyer for House of Fuller. The sale closed in the second quarter of 2022. For more information, see Note 22: Subsequent Event. The Company is evaluating the non-binding offers received for Nutrimetics with the intent of entering into a definitive agreement in the second quarter of 2022. The Company continues to actively explore strategic alternatives for Nuvo.

The Company has determined that these dispositions represent a strategic shift that will have a major effect on its results of operations. As such, reflected below are the results of the beauty businesses as discontinued operations including all comparative prior period information in these Condensed Consolidated Financial Statements. Certain costs previously allocated to the beauty businesses for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. In 2021, the Company recognized a loss on the classification of held for sale assets of House Fuller, Nutrimetics, and Nuvo of $133.5 million based on total expected proceeds less costs to sell. The loss primarily relates to currency translation losses of $140.4 million which remain in accumulated other comprehensive income. In connection with the loss, the Company recorded a contra-asset and liability on the balance sheet which will be derecognized and the related currency translation removed from accumulated other comprehensive income upon completion of the sales.

Financial Information of Discontinued Operations

The results of operations are presented as discontinued operations as summarized below:

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Net sales	$38.5	$46.4
Cost of products sold	14.5	16.7
Gross profit	$24.0	$29.7

Selling and administrative expenses	22.9	28.2
Re-engineering charges	0.3	—
Other expense, net	0.4	1.1
Income from operations of discontinued operations before income taxes	$0.4	$0.4
Loss (gain) on disposal of assets	2.6	(1.0)
(Loss) income from discontinued operations before income taxes	$(2.2)	$1.4

Provision for income taxes	0.4	0.1
Net (loss) income from discontinued operations	$(2.6)	$1.3

The carrying amount of major classes of assets and liabilities classified as held for sale that were included in discontinued operations at March 26, 2022 and December 25, 2021 are shown in the table below.

	As of
(In millions)	March 26, 2022	December 25, 2021
Assets
Cash and cash equivalents	$0.2	$0.2
Accounts receivable, net	14.5	14.9
Inventory, net	26.4	25.8
Non-trade accounts receivable, net	2.8	2.2
Prepaid expenses and other current assets	1.7	1.5
Accumulated translation adjustment losses, current	(37.8)	(36.7)
Total assets of discontinued operations - current	$7.8	$7.9

Deferred tax assets, net	4.2	6.2
Property, plant and equipment, net	8.1	7.8
Operating lease assets	11.7	11.1
Trade names, net	6.9	6.7
Goodwill	1.8	1.7
Other assets, net	3.5	2.7
Accumulated translation adjustment losses	(19.7)	(17.7)
Assets held for sale	$16.5	$18.5
Total assets of discontinued operations	$24.3	$26.4

Liabilities
Accounts payable	$13.3	$17.0
Accrued liabilities	30.9	30.5
Accumulated translation adjustment losses, current	87.9	88.3
Total liabilities of discontinued operations - current	$132.1	$135.8

Operating lease liabilities	9.0	8.6
Other liabilities	9.8	9.2
Liabilities held for sale	$18.8	$17.8
Total liabilities of discontinued operations	$150.9	$153.6

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

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
(Loss) gain on fair value hedges	$(1.5)	$1.0

Cash Flow Hedges

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted transactions or purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases or intercompany dividends. At initiation, the Company’s cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The portion of the gain or loss included in the assessment of hedge effectiveness is recorded in other comprehensive income (loss) and is reclassified into earnings through the same line item as the transaction being hedged at the time the hedged transaction impacts earnings. As such, the balance at the end of the current reporting period in other comprehensive income (loss), related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable.

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Pre-tax gain recorded in other comprehensive income	$0.5	$0.2

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

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Pre-tax (loss) gain recorded in other comprehensive income	$(2.4)	$1.8

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. The notional value of forward contracts to purchase and sell currencies was:

	As of
(In millions)	March 26, 2022	December 25, 2021
Notional value of forward contracts to purchase currencies	$52.4	$96.4
Notional value of forward contracts to sell currencies	$52.2	$99.2

The notional value of largest outstanding positions to purchase and sell currencies was:

As of
(In millions)	March 26, 2022
Sell Chinese Renminbi	$34.2
Sell Korean Won	$11.6
Purchase Euros	$29.1
Purchase United States Dollars	$23.3

As of
(In millions)	December 25, 2021
Purchase Japanese Yen	$14.3
Purchase United States Dollars	$63.1
Sell Swiss Francs	$32.6
Sell Euros	$35.7

Fair Value Measurement

Fair values of the Company's derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Derivatives designated as hedging instruments (in millions)	Balance sheet location	March 26, 2022	December 25, 2021
Derivative assets:
Foreign exchange contracts	Non-trade accounts receivable, net	$0.5	$8.5

Derivative liabilities:
Foreign exchange contracts	Accrued liabilities	$—	$(7.3)

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

	As of
(In millions)	March 26, 2022	December 25, 2021
Net derivative asset (liability)	$0.5	$1.2

Note 15: Deferred Revenue

Deferred revenue is recorded in the accrued liabilities line item in the Condensed Consolidated Balance Sheets. Deferred revenue balance, which was primarily related to payments received in advance for orders not yet shipped, was as follows:

	As of
(In millions)	March 26, 2022	December 25, 2021
Deferred revenue	$10.1	$4.5

Note 16: Debt

The debt portfolio consisted of:

	As of
(In millions)	March 26, 2022	December 25, 2021
Term loan	$394.2	$398.5
Revolver facility	417.0	312.0
Finance leases (a)	1.4	1.8
Unamortized debt issuance costs	(2.8)	(2.9)
Total debt	$809.8	$709.4

Current debt and finance lease obligations	$10.6	$8.9
Long-term debt and finance lease obligations	799.2	700.5
Total debt	$809.8	$709.4
____________________
(a)See Note 17: Leases for further details.

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

As of March 26, 2022, the Company had a weighted average interest rate of 2.35% with a base rate spread of 200 basis points on LIBOR-based borrowings under the Credit Agreement. Interest is payable in arrears and at maturity.

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

Under the Credit Agreement, the Company shall not permit as of the last day of any fiscal quarter of the Company (a) the Consolidated Net Leverage Ratio for the four (4) consecutive fiscal quarters then most recently ended to be greater than or equal to 3.75 to 1.00 (subject to Cash Netting) which may be increased two times during the term of the Credit Agreement by 0.25 to 1.00 in connection with any acquisition permitted by the Credit Agreement having aggregate cash consideration in excess of $75 million or (b) the Consolidated Interest Coverage Ratio for the four (4) consecutive fiscal quarters then ended to be less than or equal to 3.00 to 1.00.

For purposes of the Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. Consolidated Net Leverage Ratio is the ratio of (a) consolidated funded indebtedness minus up to $100.0 million of unrestricted cash and cash equivalents on the last day of each measurement period to (b) consolidated EBITDA for such measurement period, and Consolidated Interest Coverage Ratio is the ratio of (x) consolidated EBITDA on the last day of each measurement period to (y) the Consolidated Interest Charges for such measurement period. As of March 26, 2022 the Company is in compliance with the financial covenants in the Credit Agreement. with a Consolidated Net Leverage Ratio of 2.88 and a Consolidated Interest Coverage Ratio of 8.81. As of December 25, 2021, the Company had a Consolidated Net Leverage Ratio of 2.11 and a Consolidated Interest Coverage Ratio of 8.23. The first quarter 2022 financial results have resulted in an increase in the consolidated net leverage ratio and additional deterioration in net income in the remaining quarters of the year ending December 31, 2022 could result in the Company approaching the consolidated leverage ratio covenant threshold which could require the Company to take actions, which may include implementing cost saving measures, to maintain compliance with the Consolidated Net Leverage Ratio.

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

At March 26, 2022, the Company had $48.8 million of unused lines of credit, including $44.8 million under the committed, secured Credit Agreement, and $4.0 million available under various uncommitted lines around the world.

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

Components of lease expense were as follows:

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Operating lease costs:
Operating lease cost (a) (b)	$7.5	$9.7

Finance lease costs:
Amortization of right-of-use assets (a)	$0.1	$0.2
Total finance lease cost	$0.1	$0.2
____________________
(a)    Included in selling, general and administrative expense and cost of products sold.
(b) Includes short-term lease cost of $0.3 million and $0.6 million in the first quarter of 2022 and 2021, respectively. Also includes variable lease cost of $0.4 million in both the first quarters of 2022 and 2021.

Supplemental cash flow information related to leases is as follows:

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(7.8)	$(9.6)
Financing cash flows from finance leases	$(0.3)	$(0.3)

Right-of-use assets obtained in exchange for operating lease obligations	$3.5	$3.3

Supplemental information related to leases is as follows:

	As of
(In millions, except lease term and discount rate)	March 26, 2022	December 25, 2021
Operating Leases:
Operating lease right-of-use assets, net	$74.1	$74.7

Accrued liabilities	$20.9	$19.7
Operating lease liabilities	55.5	57.3
Total operating lease liabilities	$76.4	$77.0

Finance Leases:
Property, plant and equipment, at cost	$17.8	$18.1
Accumulated amortization	(11.7)	(11.8)
Property, plant and equipment, net	$6.1	$6.3

Current portion of finance lease obligations	$1.4	$1.4
Long-term finance lease obligations	—	0.4
Total finance lease liabilities	$1.4	$1.8

Weighted average remaining lease term (in years):
Operating leases	5.5 years	5.7 years
Finance leases	0.5 years	1.4 years

Weighted average discount rate:
Operating leases	5.8%	5.3%
Finance leases	5.1%	5.1%

Maturities of lease liabilities as of March 26, 2022 and December 25, 2021 were as follows:

	As of		As of
	March 26, 2022		December 25, 2021
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$23.4	$1.4	$25.7	$1.4
2023	18.3	—	17.9	0.4
2024	13.6	—	13.3	—
2025	7.6	—	7.5	—
2026	5.4	—	5.3	—
Thereafter	27.5	—	27.0	—
Total undiscounted lease liability	$95.8	$1.4	$96.7	$1.8
Less imputed interest	(19.4)	—	(19.7)	—
Total	$76.4	$1.4	$77.0	$1.8

Note 18: Retirement Benefit Plans

Components of net periodic cost (benefit) for the first quarters ended March 26, 2022 and March 27, 2021 were as follows:

	Pension benefits		Post-retirement benefits
	13 weeks ended		13 weeks ended
(In millions)	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Service cost	$1.2	$1.6	$—	$—
Interest cost	0.7	0.9	0.1	0.1
Return on plan assets	(0.6)	(0.9)	—	—
Settlement/curtailment	—	—	—	—
Net amortization	0.3	0.6	(0.2)	(0.1)
Net periodic cost (benefit)	$1.6	$2.2	$(0.1)	$—

During the first quarter of 2022 and 2021, approximately $0.1 million and $0.5 million of pretax loss were reclassified from other comprehensive income to a component of net periodic (benefit) cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $0.3 million and $0.6 million related to the components of net periodic (benefit) cost, excluding service cost, in other (income) expense, net in the first quarter of 2022 and 2021, respectively.

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the "potential class period") regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, and the Company's reply is due (unless an extension is granted) on May 11, 2022. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

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

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, accrued liabilities, and leased assets and liabilities approximated their fair values at March 26, 2022 and December 25, 2021.

The fair value of the term loan and revolver facility are classified as Level 2 liabilities and are estimated using a market approach.

The fair value of the term loan and revolver facility were as follows:

	As of		As of
	March 26, 2022		December 25, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$394.2	$394.2	$398.5	$398.5
Revolver facility	417.0	417.0	312.0	312.0
Total	$811.2	$811.2	$710.5	$710.5

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

Segment details were as follows:

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Net sales:
Asia Pacific	$97.7	$116.3
Europe	90.9	121.8
North America	101.8	117.7
South America	57.7	58.1
Total net sales	$348.1	$413.9

Segment profit:
Asia Pacific	$12.3	$28.9
Europe	7.4	33.3
North America	9.9	18.9
South America	7.6	11.6
Total segment profit	37.2	92.7

Unallocated expenses	18.6	20.3
Re-engineering charges (a)	1.5	3.1
(Gain) on disposal of assets	(0.4)	(7.7)
Loss on debt extinguishment	—	2.1
Interest expense	4.6	11.8
Interest income	(0.7)	(0.3)
Other expense (income) net	4.3	(1.3)
Income from continuing operations before income taxes	$9.3	$64.7
____________________
(a)    See Note 5: Re-engineering Charges for further discussion.

Total identifiable assets by segment were:

	As of
(In millions)	March 26, 2022	December 25, 2021
Identifiable assets
Asia Pacific	$240.6	$248.3
Europe	211.1	215.3
North America	194.8	194.1
South America	110.3	94.9
Corporate	486.6	502.8
Total identifiable assets	$1,243.4	$1,255.4

Note 22: Subsequent Event

On Wednesday, May 4, 2022 the Company closed on the pending sale of our House of Fuller beauty business in Mexico, consistent with our strategy to focus on our core Tupperware business. The proceeds and (gain) or loss on sale will be reported on the financial statements for the quarter ended June 25, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of continuing operations for the 13 weeks ended March 26, 2022, compared with the 13 weeks ended March 27, 2021, and changes in financial condition during the 13 weeks ended March 26, 2022. This information should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1. Financial Statements.

Overview

Tupperware Brands Corporation is a leading global consumer products company that designs innovative, functional, and environmentally responsible products. Founded in 1946, the Company's signature container created the modern food storage category that revolutionized the way the world stores, serves, and prepares food. Today, this iconic brand has more than 8,500 functional design and utility patents for solution-oriented kitchen and home products. The Company distributes its products into more than 70 countries primarily through a network of independent Sales Force members around the world, with approximately 326 thousand active for the quarter ended March 26, 2022 for its continuing operations. Worldwide, the Company engages in the marketing, manufacture, and sale of design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. The Company primarily uses a direct selling business model to distribute and market products through personal connections, product demonstrations, and understanding of consumer needs. The Company has also engaged in expanding the reach of the brand through the enhancement of digital platforms to sell and market products as well as exploring business-to-business distribution channels. With a purpose to nurture a better future, the Company's products offer an alternative to single-use items and through the direct selling channel, the Company offers individuals an opportunity to build a business as a meaningful way to make money and impact women, families and communities around the world.

The Company is executing on a growth strategy leveraging the consumer acceptance of the iconic Tupperware brand. This growth strategy is rooted in growing and digitizing the direct selling business, into new categories, increasing consumer access points and growing the Company’s distribution channels. The Company’s Turnaround Plan is intended to bring sustainable growth for the Company. The Company has seen progress against this plan through efforts like cost savings initiatives, the divestiture of non-core assets including real estate, the enhancement of internal process and controls across the global business, introduction of social selling tools for Company’s global Sales Force, and product innovations to address the needs of various consumer and socioeconomic segments.

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

Recent Developments and Updates

In the first quarter of 2022, the Company continued to execute on the utilization of the share repurchase authorization by entering into an Accelerated Share Repurchase ("ASR") agreement. The Company entered into an agreement to repurchase $75.0 million of the Company's outstanding common stock. A more detailed discussion regarding the ASR is available in the section titled Financial Condition in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is monitoring developments in Russia and Ukraine as well as financial and economic sanctions imposed by the United States, the European Union and others. In March 2022, there was lower sales force activity in the Europe segment stemming from the Russia/Ukraine conflict. The conflict has impacted consumer sentiment in the broader region. The direct adverse effects on our business and the short and long term worldwide implications of the conflict are not known and difficult to predict. As Ukraine is in the conflict zone and there is uncertainty surrounding the status of physical assets, the Company has fully reserved for its accounts receivables, inventories and fully impaired the operating lease of its office building. The reserve and impairment was approximately $0.4 million. The Company's sales to customers in Russia and Ukraine in fiscal year 2021 accounted for approximately 2.1% of consolidated sales from continuing operations.

The negative impact of COVID-19 on net sales in the first quarter of 2022 was mainly the result of partial or country-wide lockdowns of operations, mainly in China and other countries in the Asia Pacific segment which affected financial results and liquidity. While the duration and severity of this pandemic continues to be uncertain, the Company currently expects that its results of operations in the second quarter of 2022 may also be negatively impacted by COVID-19. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the COVID-19 pandemic, its severity, actions taken to contain the virus or treat its impact, availability and distribution of vaccines, new variants of the virus, and how quickly and to what extent normal economic and operating conditions can resume.

Results of Continuing Operations

	13 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions, except per share amounts)	Mar 26, 2022	Mar 27, 2021	Amount	Percent		Amount	Percent
Net sales	$348.1	$413.9	$(65.8)	(16)%	$(11.4)	$(54.4)	(14)%
Gross margin as percent of sales	63.8%	71.0%	N/A	(7.2) pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	58.4%	53.4%	N/A	5.0 pp	N/A	N/A	N/A
Operating income	$17.5	$77.0	$(59.5)	(77)%	$(2.0)	$(57.5)	(77)%
Income from continuing operations	$2.5	$44.0	$(41.5)	(94)%	$(1.7)	$(39.8)	(94)%
Diluted earnings from continuing operations - per share	$0.05	$0.82	$(0.77)	(94)%	$(0.03)	$(0.74)	(94)%

____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $348.1 million and $413.9 million in the first quarter of 2022 and 2021, respectively. Net Sales were down in all segments. Excluding foreign exchange impact, sales decreased $54.4 million or 14 percent, primarily due to:

•Asia Pacific, mainly related to lower recruiting and overall Sales Force activity, negatively impacted by: (1) new COVID-19 spikes and lock-downs, especially in China, (2) lower response to key holiday offers in Malaysia, and (3) Indonesia’s underperformance due to business model and compensation plan adjustments.
•Europe, driven by disruption and deterioration in consumer sentiment due to instability created by Russia's invasion of Ukraine, which has led to higher inflation and gas prices, and resulted in lower recruiting and a less active Sales Force. Furthermore, results were negatively impacted by COVID-19 spikes in certain markets. Germany was further impacted by service issues, internal reorganizations, and changes to the business model.
•North America, primarily due to lower Sales Force productivity negatively impacted by a backlog of products from oversell of key promotional offers which led to partial shipments of orders, mainly in Mexico and the United States and Canada, partially offset by higher Sales Force activity in Mexico. Additionally, the United States and Canada’s performance was further impacted by continued Sales Force system issues.
•South America, mainly related to lower Sales Force productivity in Brazil driven by challenging macroeconomic conditions ahead of presidential and general elections.

The negative impact to net sales in the first quarter of 2022 as a result of COVID-19 is estimated at 3 percent. The average impact of higher prices was approximately 2 percent in the first quarter of 2022, while the negative impact from lower volumes was approximately 18 percent. The Company continues to monitor the effects of COVID-19 on its sales and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic.

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

Gross Margin and Gross Profit

Gross profit was $222.0 million and $293.6 million in the first quarter of 2022 and 2021, respectively. Gross margin as a percentage of sales was 63.8 percent and 71.0 percent in the first quarter of 2022 and 2021, respectively. The decrease of 7.2 percentage points ("pp") is primarily due to:

•higher manufacturing costs across all segments, particularly in Europe and South America, mainly from inefficiencies resulting from lower sales volume
•higher overall resin costs in all segments, particularly in Europe and South America
•higher inventory obsolescence costs in Europe and North America

As discussed in Note 2: Distribution Costs to the Condensed Consolidated Financial Statements in Item 1. Financial Statements, the Company includes distribution costs of its products in selling, general and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies which include this expense in cost of products sold.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $203.4 million and $221.2 million in the first quarter of 2022 and 2021, respectively. Selling, general and administrative expense as a percentage of sales was 58.4 percent and 53.4 percent in the first quarter of 2022 and 2021, respectively. The 5.0 pp increase is primarily due to:

•higher administration and other expenses mainly due to an enterprise award from the local government in China which was received in the first quarter of 2021 and did not repeat in 2022, partially offset by lower management incentives
•higher selling costs, driven by Germany, from higher allowance for credit losses compared to a reduction in the prior year
•higher warehousing costs to improve service levels, primarily in the United States and Canada
•higher investments in marketing, digital and business expansion talent, infrastructure and systems needs to support the growth strategy, as well as investments in the optimization of the Company's global tax structure

The decrease of $17.8 million in selling, general and administrative expense as compared to the first quarter of 2021 is primarily due to:

•lower commissions as a result of lower sales, primarily in Iberia, Malaysia, and the United States and Canada
•lower accrual for the employee incentive bonus program
•lower outbound freight as a result of lower sales, primarily in the United States and Canada
•lower promotion costs, primarily in Australia and New Zealand and in the United States and Canada

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

Unallocated expenses were $18.6 million and $20.3 million in the first quarter of 2022 and 2021, respectively. The $1.7 million decrease is primarily due to lower management incentives.

Re-engineering Charges

Re-engineering charges were $1.5 million and $3.1 million in the first quarter of 2022 and 2021, respectively. Declines in revenue led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency, and otherwise turn around its business. These actions often result in re-engineering charges related to headcount reductions and facility down-sizing and closures, other costs that may be necessary in light of the revised operating landscape include structural changes impacting how the Company's Sales Force operates, as well as related asset write-downs. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts. These re-engineering charges were mainly related to the “Turnaround Plan” which launched in mid-2020 with the new leadership.

The re-engineering charges were:

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Turnaround plan	$1.5	$1.6
Other	—	1.5
Total re-engineering charges	$1.5	$3.1

The key elements of the Turnaround Plan include: increasing the Company's right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. The Turnaround Plan charges are primarily related to severance costs and outside consulting services. The Company expects to incur $15.0 million to $20.0 million of Turnaround Plan charges in 2022.

Refer to Note 5: Re-engineering Charges to the Condensed Consolidated Financial Statements in Item 1. Financial Statements for further information.

(Gain) on Disposal of Assets

(Gain) on disposal of assets were $0.4 million and $7.7 million in the first quarter of 2022 and 2021, respectively. The gain in 2021 was primarily due to the sale of a manufacturing plant in France.

Loss on Debt Extinguishment

The Company restructured its debt in the fourth quarter of 2021 and as such did not have any activity in the first quarter of 2022. In the first quarter of 2021 the Company made a payment of $34.0 million to reduce its debt, which resulted in a loss on debt extinguishment of $2.1 million.
Interest Expense

Interest expense was $4.6 million and $11.8 million in the first quarter of 2022 and 2021, respectively. The decrease in interest expense is a result of the debt restructuring in the fourth quarter of 2021, which resulted in a significant reduction in interest rates versus the prior debt outstanding under the previous credit agreement.

Interest Income

Interest income was $0.7 million and $0.3 million in the first quarter of 2022 and 2021, respectively. Interest income is related to the interest earned on the Company's cash balances.

Other (Income) expense, net

Other expense (income), net was expense of $4.3 million and income of $1.3 million in the first quarter of 2022 and 2021, respectively, primarily driven by foreign currency translation. The Company records foreign currency translation impacts and pension costs in this line item.

Provision for Income Taxes

Provision for income taxes was a provision of $6.8 million and $20.7 million in the first quarter of 2022 and 2021, respectively. The effective tax rate was 73.1 percent and 32.0 percent in the first quarter of 2022 and 2021, respectively. The change in the effective tax rate in the first quarter of 2022 and 2021, respectively, was primarily due to:

•negative impact of the Global Intangible Low Taxed Income (GILTI) regime, which results in no benefit for any losses incurred in the U.S.
•unfavorable mix of income between our U.S. and Non U.S. operations that drive the Company’s tax expense
•Additional valuation allowance on disallowed interest expense due to the change in 163j rules from EBIDTA to EBIT. The Company maintains a full valuation allowance on deferred tax assets for interest carryforwards.

Refer to Note 6: Income Taxes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements for further information.

Net Income from Continuing Operations

Net income from continuing operations was $2.5 million and $44.0 million in the first quarter of 2022 and 2021, respectively. See above discussion for the main drivers of changes in net income from continuing operations. A more detailed discussion of the results by segment is included in the segment results section below.

Segment Results

International operations generated 89.7 percent and 88.4 percent of sales in the first quarter of 2022 and 2021, respectively. These units generated 101.2 percent and 98.6 percent of segment profit in the first quarter of 2022 and 2021, respectively.

See segment results discussion below for COVID-19 impact on each segment's net sales in the first quarter of 2022. While the duration and severity of this pandemic continues to be uncertain, the Company currently expects that its results of operations in the second quarter of 2022 may also be negatively impacted by COVID-19. The Company continues to monitor the effects of COVID-19 on its segment net sales and profit and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic.

Asia Pacific

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Mar 26, 2022	Mar 27, 2021	Amount	Percent		Amount	Percent	Mar 26, 2022	Mar 27, 2021
Net sales	$97.7	$116.3	$(18.6)	(16)%	$(1.9)	$(16.7)	(15)%	28%	28%
Segment profit	$12.3	$28.9	$(16.6)	(57)%	$0.3	$(16.9)	(58)%	33%	31%
Segment profit as percent of net sales	12.6%	24.8%	N/A	(12.2) pp	N/A	N/A	N/A	N/A	N/A

____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $97.7 million and $116.3 million in the first quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $16.7 million or 15 percent, primarily due to lower Sales Force activity in China and Malaysia, as well as lower recruiting in Malaysia. China’s sales decline mainly related to higher studio closings, a slower pace of new studio openings, and product mix. Malaysia’s performance was negatively impacted by lower response to key holiday offers, while Indonesia underperformed due to business model and compensation plan adjustments. Sales Force activities in the segment were negatively impacted by new COVID-19 spikes and lock-downs, particularly in China, Malaysia, and the Philippines.

The COVID-19 impact is estimated at negative 7 percent in the first quarter of 2022. The average impact of higher prices was approximately 2 percent in the first quarter of 2022 compared with 2021. The negative impact to net sales from lower volume was approximately 17 percent.

Segment profit was $12.3 million and $28.9 million in the first quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $16.9 million, primarily due to:

•impact of lower sales volume, driven by China and Malaysia
•lower gross margin from product mix in China and higher product costs across the segment
•higher warehousing costs in Australia and in Malaysia
•the absence of an enterprise award of $3.1 million from the local China government received in the first quarter of 2021

The Chinese Renminbi had the most meaningful impact on the first quarter 2022 net sales and profit comparisons.

Europe

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Mar 26, 2022	Mar 27, 2021	Amount	Percent		Amount	Percent	Mar 26, 2022	Mar 27, 2021
Net sales	$90.9	$121.8	$(30.9)	(25)%	$(10.2)	$(20.7)	(19)%	26%	29%
Segment profit	$7.4	$33.3	$(25.9)	(78)%	$(2.8)	$(23.1)	(76)%	20%	36%
Segment profit as percent of net sales	8.1%	27.3%	N/A	(19.2) pp	N/A	N/A	N/A	N/A	N/A

____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $90.9 million and $121.8 million in the first quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $20.7 million or 19 percent, primarily due to lower recruiting and a less active Sales Force, particularly in Germany, Iberia, and Italy. Sales Force activities across the segment were negatively impacted by a deterioration in consumer confidence from the instability created by the Russia/Ukraine conflict, which has led to higher inflation and gas prices. Germany was further impacted by service issues, internal reorganizations, and changes to the business model.

The COVID-19 impact is estimated at negative 2 percent in the first quarter of 2022. The average impact of higher prices was approximately 2 percent in the first quarter of 2022 compared with 2021. The negative impact to net sales from lower volume was approximately 27 percent.

Segment profit was $7.4 million and $33.3 million in the first quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $23.1 million, primarily due to:

•lower sales volume
•lower gross margin due to higher product costs across the segment, including from manufacturing inefficiencies, and to higher obsolescence costs
•higher allowance for credit losses in Germany compared to a reduction in the prior year

The Euro had the most meaningful impact on the first quarter 2022 net sales and profit comparisons.

North America

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Mar 26, 2022	Mar 27, 2021	Amount	Percent		Amount	Percent	Mar 26, 2022	Mar 27, 2021
Net sales	$101.8	$117.7	$(15.9)	(13)%	$—	$(15.9)	(14)%	29%	28%
Segment profit	$9.9	$18.9	$(9.0)	(48)%	$0.1	$(9.1)	(48)%	27%	20%
Segment profit as percent of net sales	9.7%	16.1%	N/A	(6.4) pp	N/A	N/A	N/A	N/A	N/A

____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $101.8 million and $117.7 million in the first quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $15.9 million or 14 percent, primarily due to lower Sales Force productivity negatively impacted by a backlog of products resulting from the oversell of key promotional offers at both Mexico and the United States and Canada, and product mix in the United States and Canada; partially offset by higher Sales Force activity in Mexico. Additionally, the United States and Canada continued to experience Sales Force system issues, which negatively impacted results.

The COVID-19 impact is estimated at negative 1 percent in the first quarter of 2022. The average impact of higher prices was approximately 1 percent in the first quarter of 2022 compared with 2021. The COVID-19 impact is estimated at negative 1 percent in the first quarter of 2022. The negative impact to net sales from lower volume was approximately 14 percent.

Segment profit was $9.9 million and $18.9 million in the first quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $9.1 million, primarily due to:

•lower sales volume in the United States and Canada
•lower gross margin due to higher product costs across the segment, including from manufacturing inefficiencies, and to higher obsolescence costs
•higher promotion expenses from an increase in Sales Force events and higher sales volume, mainly in Mexico
•higher distribution expenses in the United States and Canada, resulting from a new warehouse to improve service to the west coast, and higher outbound freight in an effort to improve service levels on delivery of high demand products
•higher investments in marketing and digital initiatives in support of the growth strategy

The Mexican Peso had the most meaningful impact on the first quarter 2022 net sales and profit comparisons.

South America

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Mar 26, 2022	Mar 27, 2021	Amount	Percent		Amount	Percent	Mar 26, 2022	Mar 27, 2021
Net sales	$57.7	$58.1	$(0.4)	(1)%	$0.6	$(1.0)	(2)%	17%	14%
Segment profit	$7.6	$11.6	$(4.0)	(34)%	$0.3	$(4.3)	(36)%	20%	13%
Segment profit as percent of net sales	13.2%	20.0%	N/A	(6.8) pp	N/A	N/A	N/A	N/A	N/A

____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $57.7 million and $58.1 million in the first quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $1.0 million or 2 percent, primarily due to a less active Sales Force in Brazil driven by challenging macroeconomic conditions ahead of the presidential and general elections, partially offset by Argentina, from a more active Sales Force and higher productivity, including from higher prices due to inflation.

The COVID-19 impact is estimated at negative 2 percent in the first quarter of 2022. The average impact of higher prices was approximately 5 percent in the first quarter of 2022 compared with 2021. The negative impact to net sales from lower volume was approximately 6 percent.

Segment profit was $7.6 million and $11.6 million in the first quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $4.3 million, primarily due to lower sales volume in Brazil and higher operating expenses due to inflation in Argentina.

The Argentinean Peso and the Brazilian Real had the most meaningful impact on the first quarter 2022 net sales and profit comparisons.

Financial Condition

Liquidity and Capital Resources

The Company's net working capital position increased by $35.8 million compared with the end of 2021. Excluding foreign exchange impact, net working capital increased $42.4 million, primarily reflecting:

•$61.9 million decrease in accrued liabilities driven by timing and decrease in accrued compensation and decrease in other taxes payable
•$36.3 million decrease in accounts payable primarily due to timing of payments and lower business activity
•Partially offset by a $18.8 million decrease in cash and cash equivalents, a $15.2 million increase in inventory due to deterioration of sales trends in the quarter , and a $15.0 million decrease in accounts receivable mainly from lower sales volume

On August 6, 2021, Standard & Poor’s ("S&P") raised its rating of the Company from B to B+ with a stable outlook, due to the continued deleveraging. Following the refinancing transaction on November 23, 2021, S&P stated the B+ rating and stable outlook remained unchanged. Moody's withdrew all of its ratings for the Company following the redemption of certain of the Company's outstanding debt on February 8, 2021. If the Company faces downgrades in its credit rating, it could also experience further strains on its liquidity and capital resources, higher cost of capital and decreased access to capital markets.

Debt Summary

The debt portfolio consisted of:

	As of
(In millions)	March 26, 2022	December 25, 2021
Term loan	$394.2	$398.5
Revolver facility	417.0	312.0
Finance leases (a)	1.4	1.8
Unamortized debt issuance costs	(2.8)	(2.9)
Total debt	$809.8	$709.4

Current debt and finance lease obligations	$10.6	$8.9
Long-term debt and finance lease obligations	799.2	700.5
Total debt	$809.8	$709.4
____________________
(a)See Note 17: Leases for further details.

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

As of March 26, 2022, the Company had a weighted average interest rate of 2.35% with a base rate spread of 200 basis points on LIBOR-based borrowings under the Credit Agreement. Interest is payable in arrears and at maturity.

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

Under the Credit Agreement, the Company shall not permit as of the last day of any fiscal quarter of the Company (a) the Consolidated Net Leverage Ratio for the four (4) consecutive fiscal quarters then most recently ended to be greater than or equal to 3.75 to 1.00 (subject to Cash Netting) which may be increased two times during the term of the Credit Agreement by 0.25 to 1.00 in connection with any acquisition permitted by the Credit Agreement having aggregate cash consideration in excess of $75 million or (b) the Consolidated Interest Coverage Ratio for the four (4) consecutive fiscal quarters then ended to be less than or equal to 3.00 to 1.00.

For purposes of the Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. Consolidated Net Leverage Ratio is the ratio of (a) consolidated funded indebtedness minus up to $100.0 million of unrestricted cash and cash equivalents on the last day of each measurement period to (b) consolidated EBITDA for such measurement period, and Consolidated Interest Coverage Ratio is the ratio of (x) consolidated EBITDA on the last day of each measurement period to (y) the Consolidated Interest Charges for such measurement period. As of March 26, 2022 the Company is in compliance with the financial covenants in the Credit Agreement. with a Consolidated Net Leverage Ratio of 2.88 and a Consolidated Interest Coverage Ratio of 8.81. As of December 25, 2021, the Company had a Consolidated Net Leverage Ratio of 2.11 and a Consolidated Interest Coverage Ratio of 8.23. The first quarter 2022 financial results have resulted in an increase in the consolidated net leverage ratio and additional deterioration in net income in the remaining quarters of the year ending December 31, 2022 could result in the Company approaching the consolidated leverage ratio covenant threshold which could require the Company to take actions, which may include implementing cost saving measures, to maintain compliance with the Consolidated Net Leverage Ratio.

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

At March 26, 2022, the Company had $48.8 million of unused lines of credit, including $44.8 million under the committed, secured Credit Agreement, and $4.0 million available under various uncommitted lines around the world.

Cash

The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes a cash and cash equivalents balance of $245.6 million as of March 26, 2022, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents balance as of March 26, 2022 includes $235.5 million held by foreign subsidiaries. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than deferred tax liability of $10.0 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no United States federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.

The Company’s most significant foreign currency exposures include:

•Brazilian Real
•Chinese Renminbi
•Euro
•Swiss Franc

Business units in which the Company generated at least $100.0 million of sales in 2021 included:

•Brazil
•China
•Tupperware Mexico
•United States and Canada

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

Cash Flow Activity

	13 weeks ended
(In millions)	March 26, 2022	March 27, 2021
Net cash (used in) operating activities	$(41.3)	$(11.6)
Net cash (used in) provided by investing activities	$(5.5)	$4.9
Net cash provided by (used in) financing activities	$28.9	$(3.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(2.9)	$(4.1)
Net change in cash, cash equivalents and restricted cash	$(20.8)	$12.2

Operating Activities

Net cash from operating activities was an outflow of $41.3 million and outflow of $11.6 million in the year-to-date period ended March 26, 2022 and March 27, 2021, respectively. The net unfavorable comparison was primarily due to:

•lower net income
•lower accrued liabilities, primarily in the United States and Canada, lower management incentives accrual, lower unearned revenue driven by lower activity, and lower sales returns and allowances driven by a change in program and terms in Europe
•partially offset by higher inventories, mainly in North America

Investing Activities

During the year-to-date period ended March 26, 2022, the Company had $6.0 million of capital expenditures primarily consisting of:

•$2.4 million related to molds used in the manufacturing of products
•$1.1 million related to machinery and equipment
•$1.9 million related to global information technology projects
•$0.3 million related to buildings and improvement

During the year-to-date period ended March 26, 2022, the Company had $0.5 million proceeds from the sale of long-term assets.

During the year-to-date period ended March 27, 2021, the Company had $7.4 million of capital expenditures primarily consisting of:

•$3.7 million related to molds used in the manufacturing of products
•$2.9 million related to machinery and equipment
•$0.6 million related to global information technology projects
•$0.2 million related to buildings and improvements, including land development near the Company headquarters in Orlando, Florida

During the year-to-date period ended March 27, 2021, the Company had $9.9 million proceeds from the sale of long-term assets primarily consisting of:

•$9.4 million from the sale of a manufacturing plant in France

Financing Activities

During the year-to-date period ended March 26, 2022, the Company had $28.9 million of inflow primarily consisting of:

•$128.0 million inflow related to borrowings from the Revolver Facility
•partially offset by $23.0 million outflow related to repayments on the Revolver Facility and $75.0 million outflow related to the repurchase of its Common Stock outstanding

During the year-to-date period ended March 27, 2021, the Company had $3.1 million of outflow primarily consisting of:

•$34.0 million outflow related to repayments for the previous Term Loan
•partially offset by $32.4 million inflow related to short term debt

Dividends

The Company suspended its dividend beginning in the fourth quarter of 2019.

Stock Repurchases

On June 21, 2021 the Company’s board of directors authorized stock repurchases of up to $250.0 million of the Company’s common stock. On February 28, 2022, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with Wells Fargo Bank, National Association ("Wells Fargo") whereby the Company repurchased shares of its outstanding common stock for a total acquisition cost of $75.0 million. The agreement included delivery of 3,438,264 million or 75% of the shares upfront based on the price of its common stock of $16.36 at the close of business day on February 25, 2022. The remaining number of shares repurchased as part of the ASR agreement will be determined at the conclusion of the agreement based on the volume weighted average price of its common stock from inception to conclusion, which will be either June 28, 2022 or May 27, 2022 if Wells Fargo elects to terminate the agreement early.

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period ended March 26, 2022 and March 27, 2021, 42,986 and 44,999 shares were retained to fund withholding taxes, totaling $0.8 million and $1.4 million, respectively.

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

Interest Rate Risk

Loans taken under the Credit Agreement bear interest under a fixed basis spread on LIBOR as its base rate. As of March 26, 2022, the Company had a weighted average interest rate of 2.35 percent with a base rate spread of 200 basis points on its United States Dollar and Euro denominated LIBOR/EURIBOR-based borrowings under the Credit Agreement.

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

As of March 26, 2022, the Company had total borrowings of $811.2 million outstanding under its Credit Agreement, with €176.0 million denominated in Euro. If short-term interest rates varied by 10 percent, which in the Company’s case would mean short duration United States Dollar and Euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

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

Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the United States Dollar and the large number of currencies involved, although the Company’s most significant income and cash flow exposures are to the Brazilian Real, Chinese Renminbi, Euro, and Swiss Franc.

Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many countries, a strengthening United States Dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany transactions and a portion of purchases forecasted for generally up to the following 15 months. The Company does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.

While the Company’s derivatives that hedge a portion of balance sheet risk to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges was an outflow of $2.5 million and an outflow of $3.1 million, in the first quarter of 2022 and 2021.

The United States Dollar equivalent of the Company’s most significant net open forward contracts as of March 26, 2022 were to purchase Euros worth $29.1 million, United States Dollars worth $23.3 million and to sell Chinese Renminbi worth $34.2 million and Korean Won worth $11.6 million. In agreements to sell foreign currencies in exchange for United States Dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for United States Dollars. The notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of March 26, 2022, the Company had a net derivative asset of $0.5 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company’s cash flow upon the settlement of its forward contracts.

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

Commodity Price Risk

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Company products, and the Company estimates that 2022 cost of sales will include approximately $135.5 million for the cost of resin in the Tupperware brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, the Company estimates that a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by approximately $13.6 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.

Forward-Looking Statements

Certain statements made or incorporated by reference in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not based on historical facts or information are forward-looking statements. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future tense or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations in light of information available at the time this report is filed with the SEC or, with respect to any documents or statements incorporated by reference, on the then current plans and expectations in light of information available at the time such document was filed with the SEC, or statement was made. Such forward-looking statements involve risks and uncertainties that may cause actual results or outcomes to differ materially from those projected in forward-looking statements. Except as required by law, and as outlined below the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. Such risks and uncertainties, many of which are outside of our control, include, among others, the following:

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
•the impact of the ongoing Russia/Ukraine conflict;
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
•the Company’s access to, and the costs of, financing and other sources of liquidity and the potential that banks with which the Company maintains lines of credit may be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company’s current credit facility with Wells Fargo Bank, N.A. and the other lenders; the Company’s ability to comply with, or further amend, financial covenants under its credit agreement and its ability to repay or refinance the debt outstanding under its current credit facility and take other actions to address its capital structure, as well as potential downgrades to the Company’s credit ratings; the absence of foreign exchange lines of credit;
•integration of non-traditional product lines into Company operations;
•the effect of legal, regulatory and tax proceedings, inquiries, decisions, or other related matters, including potential fines or penalties arising out of the ongoing inquiry by the U.S. Securities and Exchange Commission and any potential damages arising out of the litigation and other legal claims, including the ongoing securities class action lawsuits (and related derivative lawsuits) filed against the Company in 2020, as well as restrictions imposed on the Company’s operations or Company sales force by foreign governments, including changes in interpretation of employment status of the sales force by government authorities, tax liabilities arising out of implementation and execution of the Company's global tax strategies, exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular in Argentina and Egypt;
•the effect of competitive forces in the markets in which the Company operates, particularly where there are a greater number of competitors;
•the impact of inflation on the Company's business;
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
•other risks discussed in Part I, Item 1A, Risk Factors, of the Company’s 2021 Form 10-K [and this Form 10-Q], as well as the Company’s Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company’s other filings with the SEC.
Further, many of these factors are, and may continue to be, amplified by the COVID-19 pandemic. Additional factors or events that could cause our actual results or outcomes to differ may also emerge from time to time, and it is not possible for us to predict all of them. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Other than updating for changes in foreign currency exchange rates through its monthly website updates, the Company does not intend to update forward-looking information, except through its quarterly earnings releases and SEC filings.

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of March 26, 2022, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the first quarter of 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the "potential class period") regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, and the Company's reply is due (unless an extension is granted) on May 11, 2022. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

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

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, Risk Factors in the 2021 Form 10-K for information concerning risk factors. The Company is adding the following risk factors as set forth below.

The following risk factors should be read in conjunction with, and supplement, the risk factors set forth in Part I, Item 1A, Risk Factors of the 2021 Form 10-K. Before making an investment in the Company’s securities, investors should carefully consider the risks discussed below, together with the other information in this Report, including the sections entitled “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other reports and materials filed by the Company with the SEC. Additional risks and uncertainties not presently known by the Company or that are currently deemed immaterial may also impair the Company’s business operations. If any of these risks actually occur, the Company’s business, financial condition and results of operations could be materially affected.

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

Movement in exchange rates has had and may continue to have a significant impact on the Company’s earnings, cash flows, and financial position. The Company’s most significant exposures are to the Brazilian Real, Chinese Renminbi, Argentine Peso, Euro, Indonesian Rupiah, Malaysian Ringgit, Mexican Peso, and South African Rand. Although the Company’s currency risk is partially mitigated by the natural hedge arising from its local product sourcing in many markets, a strengthening United States Dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign currency exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit, or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the United States Dollar. In past periods the movement of foreign currency exchange rates has had a material effect on our results of operations, including in the last two quarters of 2019 and the first two quarters of 2020. There can be no assurance that our hedging strategies will be successful and foreign currency fluctuations and related hedging activities may not have a material adverse impact on the Company’s results of operations, cash flows, and/or financial condition.

Furthermore, foreign governments may impose restrictions on currency remittances. Due to the possibility of government restrictions (or existing restrictions) on transfers of cash out of countries and control of exchange rates and currency convertibility, the Company may not be able to immediately access its cash at the exchange rate used to translate its financial statements.

In addition, the United States government may impose material sanctions and restrictions on doing business with certain countries, businesses, and individuals, including, as an example, the sanctions against countries such as Russia or within specific regions of Ukraine. Such events could have a material adverse effect on the Company's business and financial performance, including through increased costs of compliance, reduced net sales as a result of restrictions on the Company's ability to sell into specific regions of the World, higher volatility in foreign currency exchange rates, and increased input costs (such as energy).

The conflict in Ukraine could impact business and financial performance in Europe and our results of operations on a consolidated basis. We are closely monitoring the political and economic situation and have taken several measures, including cash repatriation and ruble hedging, to proactively manage the risk. In addition, sanctions imposed on Russia could impact the fulfillment of existing orders, any future revenue streams from impacted customers, and the recoverability of certain financial assets. As there is uncertainty surrounding the status of physical assets in the Ukraine area, the Company has fully reserved for its accounts receivables and inventories, and fully impaired the operating lease of its office building, in Ukraine. The reserve and impairment was approximately $0.4 million. We will continue to assess our mitigation activities in light of the evolving situation and the related risks, but there can be no assurances that the conflict will not have a material adverse impact on the Company’s results of operations, cash flows, and/or financial condition.

A decrease in operating cash flows, any inability to access financing sources or other constraints on liquidity could adversely affect our business.

Our business, including our ability to fund operating activities, capital projects and interest and debt repayments as well as to execute on the Turnaround Plan, depends upon our generation of strong operating cash flow and available financing sources. As of March 26, 2022, we had cash and cash equivalents of $245.6 million and $44.8 million of availability under our revolving credit facilities and available lines of credit. However, in the first quarter of fiscal 2022 we generated significant negative operating cash flow and, based on our current business plan, including the Turnaround Plan, we expect to continue to spend substantial amounts in future periods, which may result in further periods of negative operating cash flow. Our business and operations may also consume resources faster than we anticipate. Therefore, in order for us to meet our capital requirements and successfully execute our business plan, we may require additional capital through various sources of financing that may include the issuance of new equity securities, debt or a combination of both. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay any dividends on our common stock. Further, additional financing, whether debt or equity, may not be available on favorable terms, or at all. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings or the impact thereof on the price of our common stock. Further, during periods of economic, political and social turmoil such as the present, the financial industry and the credit and capital markets may be materially and adversely affected, increasing the cost of and reducing access to capital. We could also be required to seek funds through asset sales or collaborations, licensing agreements or other strategic alliances that we would not choose to execute solely for operational or strategic reasons. Our ability to obtain additional capital through these or other means will depend on our results of operations and a number of factors, some of which are outside of our control, including the risks described in Item 1A, Risk Factors in the 2021 Form 10-K. The inability to generate sufficient cash flows to support our business, failure to maintain covenant compliance, or the lack of available financing in adequate amounts and on appropriate terms when needed could adversely affect our business, financial condition and results of operations could be materially affected.

Item 5. Other Information

Not applicable.

Item 6. Exhibits
(a) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Registrant as amended May 4, 2021 (Attached as Exhibit 3.2 to Form 10-Q, filed with the Commission on May 5, 2021 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer**

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer**

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)*

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
May 4, 2022