Form 10-Q
period 2022-06-25
TUPPERWARE BRANDS CORP
filed 2022-08-04
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 13 weeks ended June 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of August 1, 2022, 44,461,308 shares of the common stock, $0.01 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales	$340.4	$416.6	$688.5	$830.5
Cost of products sold	119.7	130.7	245.8	251.0
Gross profit	220.7	285.9	442.7	579.5

Selling, general and administrative expense	186.9	208.8	390.3	430.0
Re-engineering charges	7.0	4.7	8.5	7.8
Loss (Gain) on disposal of assets	2.0	0.4	1.6	(7.3)
Operating income	24.8	72.0	42.3	149.0

Loss on debt extinguishment	—	6.0	—	8.1
Interest expense	6.0	9.7	10.6	21.5
Interest income	(1.2)	(0.3)	(1.9)	(0.6)
Other expense (income), net	0.7	0.9	5.0	(0.4)
Income from continuing operations before income taxes	19.3	55.7	28.6	120.4

Provision for income taxes	14.8	23.8	21.6	44.5
Income from continuing operations	4.5	31.9	7.0	75.9

(Loss) income from operations of discontinued operations before income taxes	(5.9)	3.4	(5.5)	3.8
Gain (loss) on held for sale assets and dispositions	1.4	—	(1.2)	1.0
Benefit for income taxes	(1.2)	(0.3)	(0.8)	(0.2)
(Loss) gain on discontinued operations	(3.3)	3.7	(5.9)	5.0

Net income	$1.2	$35.6	$1.1	$80.9

Basic earnings from continuing operations - per share	$0.10	$0.64	$0.15	$1.53
Basic (loss) earnings from discontinued operations - per share	$(0.07)	$0.07	$(0.13)	$0.10
Basic earnings per share - Total	$0.03	$0.71	$0.02	$1.63

Diluted earnings from continuing operations - per share	$0.09	$0.60	$0.14	$1.43
Diluted (loss) earnings from discontinued operations - per share	$(0.07)	$0.07	$(0.12)	$0.10
Diluted earnings per share - Total	$0.02	$0.67	$0.02	$1.53

Basic weighted-average shares	45.5	49.8	46.7	49.6
Diluted weighted-average shares	48.3	53.1	49.8	53.0

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income	$1.2	$35.6	$1.1	$80.9

Other comprehensive income
Foreign currency translation adjustments	103.1	3.4	118.0	7.3
Deferred (loss) gain on cash flow hedges, net of tax	(0.6)	0.1	(0.2)	0.1
Pension and other post-retirement benefit (costs), net of tax	1.2	0.7	(0.1)	2.1
Other comprehensive income	103.7	4.2	117.7	9.5

Total comprehensive income	$104.9	$39.8	$118.8	$90.4

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions, except share amounts)	June 25, 2022	December 25, 2021
Assets
Cash and cash equivalents	$118.8	$267.2
Accounts receivable, net	81.3	86.2
Inventory, net	244.1	232.2
Non-trade accounts receivable, net	37.8	31.9
Prepaid expenses and other current assets	25.4	22.8
Current assets held for sale	7.6	7.9
Total current assets	515.0	648.2

Deferred tax assets, net	192.3	194.9
Property, plant and equipment, net	153.2	160.9
Operating lease assets	75.6	74.7
Long-term receivables, net	4.5	7.7
Trade names, net	8.8	10.6
Goodwill	40.3	42.7
Other assets, net	100.9	97.2
Assets held for sale	15.3	18.5
Total assets	$1,105.9	$1,255.4

Liabilities And Shareholders' Equity
Accounts payable	$97.2	$123.3
Current debt and finance lease obligations	12.4	8.9
Accrued liabilities	261.4	287.9
Current liabilities held for sale	16.7	135.8
Total current liabilities	387.7	555.9

Long-term debt and finance lease obligations	688.2	700.5
Operating lease liabilities	57.1	57.3
Other liabilities	123.5	131.0
Liabilities held for sale	8.5	17.8
Total liabilities	1,265.0	1,462.5

Commitments and contingencies (Note 19)
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	208.7	216.9
Retained earnings	1,116.6	1,139.4
Treasury stock, 19,137,929 and 14,726,849 shares, respectively, at cost	(914.8)	(876.1)
Accumulated other comprehensive loss	(570.2)	(687.9)
Total shareholders' equity (deficit)	(159.1)	(207.1)

Total liabilities and shareholders' equity	$1,105.9	$1,255.4

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 25, 2021	63.6	$0.6	14.7	$(876.1)	$216.9	$1,139.4	$(687.9)	$(207.1)
Net loss	—	—	—	—	—	(0.1)	—	(0.1)
Other comprehensive income	—	—	—	—	—	—	14.0	14.0
Repurchase of common stock	—	—	3.4	(56.2)	(18.8)	—	—	(75.0)
Stock and options issued for incentive plans	—	—	(0.2)	16.8	(0.7)	(14.0)	—	2.1
March 26, 2022	63.6	$0.6	17.9	$(915.5)	$197.4	$1,125.3	$(673.9)	$(266.1)
Net income	—	—	—	—	—	1.2	—	1.2
Other comprehensive income	—	—	—	—	—	—	103.7	103.7
Repurchase of common stock	—	—	1.5	(9.9)	9.9	—	—	—
Stock and options issued for incentive plans	—	—	(0.3)	10.6	1.4	(9.9)	—	2.1
June 25, 2022	63.6	$0.6	19.1	$(914.8)	$208.7	$1,116.6	$(570.2)	$(159.1)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,161.6	$(685.9)	$(204.7)
Net income	—	—	—	—	—	45.3	—	45.3
Other comprehensive income	—	—	—	—	—	—	5.3	5.3
Stock and options issued for incentive plans	—	—	(0.3)	19.1	(0.2)	(18.1)	—	0.8
March 27, 2021	63.6	$0.6	14.0	$(877.4)	$215.3	$1,188.8	$(680.6)	$(153.3)
Net income	—	—	—	—	—	35.6	—	35.6
Other comprehensive income	—	—	—	—	—	—	4.2	4.2
Stock and options issued for incentive plans	—	—	(0.3)	22.1	0.9	(22.3)	—	0.7
June 26, 2021	63.6	$0.6	13.7	$(855.3)	$216.2	$1,202.1	$(676.4)	$(112.8)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(In millions)	June 25, 2022	June 26, 2021
Operating Activities
Net income	$1.1	$80.9
Less: (Income) loss from discontinued operations	5.9	(5.0)
Income from continuing operations	$7.0	$75.9

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19.7	19.6
Unrealized foreign exchange loss	0.8	—
Stock-based compensation	5.9	3.9
Amortization of deferred debt issuance costs	0.9	3.0
Loss (gain) on disposal of assets	1.6	(8.2)
Provision for credit losses	4.4	2.5
Loss on debt extinguishment	—	7.4
Write-down of inventories	4.3	5.1
Net change in deferred taxes	3.6	5.8
Net cash settlement from hedging activity	(2.2)	(5.0)
Other	(0.3)	(0.1)
Changes in assets and liabilities:
Accounts receivable	0.7	5.4
Inventories	(18.1)	(54.8)
Non-trade accounts receivable	(11.0)	(9.3)
Prepaid expenses	(3.7)	2.7
Other assets	(10.6)	(0.1)
Accounts payable and accrued liabilities	(50.3)	(24.1)
Income taxes payable	(10.0)	(14.5)
Other liabilities	(1.6)	(11.5)
Net cash (used in) provided by operating activities	$(58.9)	$3.7

Investing Activities
Capital expenditures	(15.6)	(17.3)
Net proceeds from divestiture	—	2.4
Proceeds from disposal of assets	1.2	10.7
Net cash used in investing activities	$(14.4)	$(4.2)

Financing Activities
Term loan repayment	(2.4)	(101.2)
Borrowings on revolver facility	146.0	—
Repayment of revolver facility	(139.2)	—
Net increase in short-term debt	—	49.6
Debt issuance costs payment	—	(1.0)
Finance lease repayments	(0.7)	(0.7)
Common stock repurchase	(75.0)	—
Cash payments of employee withholding tax for stock awards	(1.9)	(2.9)
Proceeds from exercise of stock options	—	0.5
Net cash used in financing activities	$(73.2)	$(55.7)

Discontinued Operations
Cash used in operating activities	(3.4)	(2.3)
Cash provided by investing activities	6.7	28.1
Cash provided by discontinued operations	$3.3	$25.8

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.9)	(5.4)
Net change in cash, cash equivalents and restricted cash	(147.1)	(35.8)
Cash, cash equivalents and restricted cash at beginning of year	273.8	150.5
Cash, cash equivalents and restricted cash at end of period (a)	$126.7	$114.7
(a) Includes $0.2 million and $5.0 million of cash on discontinued operations as of June 25, 2022 and June 26, 2021, respectively.

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively the “Company” or “Tupperware”, with all intercompany transactions and balances having been eliminated. The Company prepared the unaudited Condensed Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary for a fair statement of results of operations, comprehensive income, financial position, equity and cash flows for the periods presented.

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

Out-of-Period Misstatements

In the second quarter of 2022, the Company recorded out-of-period adjustments which resulted in a net $1.5 million decrease in income from continuing operations in the second quarter ended June 25, 2022 and a $1.3 million decrease in the year-to-date period ended June 25, 2022. Management has determined that these errors were not material to any of its previously issued financial statements.

Discontinued Operations

Discontinued operations include certain key brands of the Company’s beauty business including House of Fuller, Nutrimetics, Nuvo, and Avroy Shlain. Avroy Shlain was sold in the first quarter of 2021, House of Fuller Mexico was sold in the second quarter of 2022, and as noted in Note 22: Subsequent Events, Nutrimetics was sold in the third quarter of 2022. For more information, see Note 22: Subsequent Events. The Company continues to actively explore strategic alternatives for Nuvo.

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

Economic Uncertainties

For the second quarter ended June 25, 2022, the Company's business activities continued to be impacted by the Coronavirus pandemic (“COVID-19”), most notably in China, where lockdowns persisted and have only recently been lifted. In addition, the Company's business activities, particularly in Europe, continued to experience volatility and were impacted by lower consumer sentiment, higher inflation, and higher gas prices. As a result, many of the Company's estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.

Equity

On February 28, 2022, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Wells Fargo Bank, National Association (“Wells Fargo”), under which the Company paid $75.0 million and received an initial share delivery of 3,438,264 shares of the Company's outstanding common stock, which were immediately retired. The initial number of shares received was calculated as 75% of the $75.0 million divided by the price of the Company's common stock on February 25, 2022 of $16.36. On May 27, 2022, pursuant to the terms of the ASR agreement, Wells Fargo elected to accelerate the settlement date of the ASR and the Company received the remaining settlement of 1,438,325 shares, which were immediately retired. The number of shares received was calculated by taking the initial $75.0 million divided by the price of the variable weighted average price ("VWAP") of the Company's share price during the duration of the ASR of $15.38, less the number of shares received at the beginning of the ASR.

New Accounting Pronouncements

Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” an optional guidance for a limited period of time to ease the transition from the London interbank offered rate (“LIBOR”) to an alternative reference rate. The ASU intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. The amendments should be applied on a prospective basis. In addition, the FASB also issued ASU 2021-01, “Reference Rate Reform (Topic 848) to refine the scope of ASC 848 and ASU 2020-04 in response to Reference Rate Reform in January 2021. ASU 2021-01 adds guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that will be discontinued, but are modified as a result of the discontinuing transition. This guidance was effective upon issuance through December 31, 2022. The Company continues to evaluate the impact of the potential adoption of these amendments and expects that they will not have a material impact on its Consolidated Financial Statements.

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

Distribution costs were:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Distribution costs	$31.7	$39.8	$64.6	$79.8

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

Programs are generally designed to recognize sales force members for achieving a primary objective. An example is holding a certain number of product demonstrations. In this situation, the Company offers a prize to sales force members who achieve the targeted number of product demonstrations over a specified period. The period runs from weeks to several months. The prizes are generally graded, in that meeting one level may result in receiving a piece of jewelry, with higher achievement resulting in more valuable prizes such as a television or a trip. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded, and they would take on additional responsibilities for adding new sales force members and providing training and motivation to new and existing sales force members. Other business drivers, such as scheduling product demonstrations, increasing the number of sales force members, holding product demonstrations, or increasing end consumer attendance at product demonstrations, may also be the focus of a program.

The Company also offers commissions for achieving targeted sales levels. These types of awards are generally based upon the sales achievement of at least a mid-level member of the sales force, and her or his down-line members. The down-line consists of those sales force members who have been directly added to the sales force by a given sales force member, as well as those added by her or his down-line member. In this manner, sales force members can build an extensive organization over time if they are committed to adding and developing their units. In addition to the commission, the positive performance of a unit may also entitle its leader to the use of a Company-provided vehicle and in some cases, the permanent awarding of a vehicle. Similar to the prize programs noted earlier, these programs generally offer varying levels of vehicles that are dependent upon performance.

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

Promotional costs were:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Promotional costs	$45.3	$61.3	$97.3	$124.5

Note 4: Incentive Compensation Plans

Stock Options

Stock option activity for 2022, under all of the Company's incentive plans, is summarized in the following table:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at December 25, 2021	3,233,672	$40.41	$12.6
Expired / Forfeited	(415,500)	52.65
Outstanding at June 25, 2022	2,818,172	$38.60	$4.5

Exercisable at June 25, 2022	1,818,172	$58.40	$—

Market and Performance Awards, Restricted Stock and Restricted Stock Units

The Company also grants restricted stock, restricted stock units, performance-vested awards, and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one year to three years. The activity for such awards in 2022 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Outstanding at December 25, 2021	4,500,211	$5.71
Time-vested shares granted	1,097,984	11.89
Performance and market shares granted	554,298	12.33
Performance share adjustments	(259,688)	(2.19)
Vested	(497,908)	9.84
Forfeited	(531,756)	10.30
Outstanding at June 25, 2022	4,863,141	$7.56

Stock-based compensation expense was:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Stock options	$0.1	$0.2	$0.2	$0.3
Time, performance, and market vested share awards	$2.8	$1.9	$5.7	$3.6

Unrecognized stock-based compensation expense and the weighted average years to recognize the unrecognized stock-based compensation was as follows:

As of
(In millions)	June 25, 2022
Unrecognized stock-based compensation expense	$26.9
Weighted average years to recognize the unrecognized stock-based compensation	2.5 years

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes.

Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	26 weeks ended
(In millions, except share amounts)	June 25, 2022	June 26, 2021
Shares retained to fund withholding taxes	104,149	101,005
Value of shares retained to fund withholding taxes	$1.9	$2.9

Note 5: Re-engineering Charges

Re-engineering charges are mainly related to the “Turnaround Plan” which was launched in mid-2020 under the new leadership. The key elements of the Turnaround Plan include: increasing the Company's right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. Re-engineering charges are primarily related to severance costs, outside consulting services, and facility costs. The Company expects re-engineering expenses to continue this year and next year related to the Turnaround Plan. Total charges incurred to date related to the Turnaround Plan are approximately $51.5 million, including $44.0 million related to severance charges, and $7.5 million related to other charges, primarily consulting costs. The Company expects to incur $15.0 million to $20.0 million of Turnaround Plan charges in 2022.

Re-engineering charges were:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Turnaround plan	$7.0	$4.9	$8.5	$6.5
Other	—	(0.2)	—	1.3
Total re-engineering charges	$7.0	$4.7	$8.5	$7.8

Total re-engineering charges by segments

Total re-engineering charges by segment were:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Asia Pacific	0.1	1.5	0.3	1.6
Europe	4.0	1.8	4.5	2.8
North America	—	(0.2)	—	1.4
South America	0.3	(0.1)	0.3	0.2
Corporate	2.6	1.7	3.4	1.8
Total re-engineering charges by segment	$7.0	$4.7	$8.5	$7.8

The balance included in accrued liabilities related to the Turnaround Plan was:

	As of
(In millions)	June 25, 2022	December 25, 2021
Beginning balance	$12.9	$18.7
Provision	8.5	14.8
Currency translation adjustment	(0.2)	(0.4)
Cash expenditures:
Severance	(6.5)	(12.7)
Other	(0.9)	(7.5)
Ending balance	$13.8	$12.9

Note 6: Income Taxes

The effective tax rate was:

	13 weeks ended		26 weeks ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Effective tax rate	76.7%	42.7%	75.5%	37.0%

The change in the effective tax rate for the second quarter of 2022 as compared to the second quarter of 2021, was primarily due to:

•negative impact of the Global Intangible Low Taxed Income (GILTI) regime, which results in no benefit for any losses incurred in the U.S.,
•an unfavorable jurisdictional mix of earnings that includes income earned in foreign operations that drive the Company’s tax expense unable to be offset by benefits of losses in other jurisdictions where income declined, and
•additional valuation allowance on disallowed interest expense due to the change in Internal Revenue Code Section 163j rules from EBIDTA to EBIT. The Company maintains a full valuation allowance on deferred tax assets for interest carryforwards.

Uncertain tax positions and related interest and penalties were:

	As of
(In millions)	June 25, 2022	December 25, 2021
Accrual for uncertain tax positions	$31.4	$31.0
Uncertain tax positions impacting effective tax rate if recognized	$25.4	$25.4
Interest and penalties related to uncertain tax positions	$3.3	$3.3

There was no change in the second quarter of 2022 to the uncertain tax position reserves. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2004 through 2020. It is reasonably possible that there could be a significant decrease or increase to the unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which the Company does business and the number of open tax periods.

Note 7: Earnings Per Share
Basic earnings per share - Total is calculated by dividing net income by the basic weighted-average shares. Diluted earnings per share - Total is calculated by also considering the impact of dilutive securities such as stock options, restricted shares, restricted stock units and performance share units on both net income and the basic weighted-average shares.

The elements of the earnings per share computations were as follows:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Income from continuing operations	$4.5	$31.9	$7.0	$75.9
(Loss) income on discontinued operations	$(3.3)	$3.7	$(5.9)	$5.0
Net income	$1.2	$35.6	$1.1	$80.9

Basic weighted-average shares	45.5	49.8	46.7	49.6
Effect of dilutive securities	2.8	3.3	3.1	3.4
Diluted weighted-average shares	48.3	53.1	49.8	53.0

Basic earnings from continuing operations - per share	$0.10	$0.64	$0.15	$1.53
Basic (loss) earnings from discontinued operations per share	$(0.07)	$0.07	$(0.13)	$0.10
Basic earnings per share - Total	$0.03	$0.71	$0.02	$1.63

Diluted earnings from continuing operations - per share	$0.09	$0.60	$0.14	$1.43
Diluted (loss) earnings from discontinued operations - per share	$(0.07)	$0.07	$(0.12)	$0.10
Diluted earnings per share - Total	$0.02	$0.67	$0.02	$1.53

Excluded anti-dilutive shares	2.9	2.5	2.8	2.7

Note 8: Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income was as follows:

(In millions, net of tax)	Foreign Currency Items (a), (d)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 25, 2021	$(664.5)	$0.2	$(23.6)	$(687.9)

Other comprehensive loss before reclassifications	(14.7)	(0.1)	(0.2)	(15.0)
Amounts reclassified from accumulated other comprehensive income	132.7	(0.1)	0.1	132.7
Other comprehensive income (loss)	118.0	(0.2)	(0.1)	117.7

Balance at June 25, 2022	$(546.5)	$—	$(23.7)	$(570.2)
____________________
(a)    Foreign currency amounts reclassified from accumulated other comprehensive income (loss) impact the other (income) expense, net, other than amounts related to the disposal of House of Fuller Mexico described in (d) below.
(b) Cash flow hedge amounts reclassified from accumulated other comprehensive income (loss) impact the cost of products sold line item in the Condensed Consolidated Statements of Income. See additional information for cash flow hedges at Note 14: Derivative Financial Instruments and Hedging Activities.
(c)     See additional information for pension and other post-retirement items at Note 18: Retirement Benefit Plans.
(d)    Ending balance reflects $132.7 million of accumulated foreign currency losses that were reclassified out as a result of the disposal of the House of Fuller Mexico entity. The loss was fully reserved and recorded as a loss in discontinued operations in 2021. For more information see Note 13: Held for Sale Assets and Discontinued Operations.

(In millions, net of tax)	Foreign Currency Items (a)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 26, 2020	$(648.4)	$0.2	$(37.7)	$(685.9)

Other income before reclassifications	7.3	0.1	0.5	7.9
Amounts reclassified from accumulated other comprehensive income	—	—	1.6	1.6
Other comprehensive income	7.3	0.1	2.1	9.5

Balance at June 26, 2021	$(641.1)	$0.3	$(35.6)	$(676.4)
____________________
(a)    Foreign currency amounts reclassified from accumulated other comprehensive income (loss) impact the other (income) expense, net line item in the Condensed Consolidated Statements of Income.
(b) Cash flow hedge amounts reclassified from accumulated other comprehensive income (loss) impact the cost of products sold line item in the Condensed Consolidated Statements of Income (Loss). See additional information for cash flow hedges at Note 14: Derivative Financial Instruments and Hedging Activities.
(c)    See additional information for pension and other post-retirement items at Note 18: Retirement Benefit Plans.

Amounts reclassified from accumulated other comprehensive (income) loss that related to cash flow hedges consisted of:

	26 weeks ended
(In millions)	June 25, 2022	June 26, 2021
Cash flow hedges (gain) losses	$(0.1)	$—
Tax (benefit) provision	—	—
Amounts reclassified from accumulated other comprehensive income (loss) for cash flow hedges	$(0.1)	$—

Amounts reclassified from accumulated other comprehensive income related to pension and other post-retirement items consisted of:

	26 weeks ended
(In millions)	June 25, 2022	June 26, 2021
Prior service benefit	$(0.3)	$(0.3)
Settlements losses	—	1.4
Actuarial losses	0.7	1.7
Tax benefit	(0.3)	(1.2)
Amounts reclassified from accumulated other comprehensive income related to pension and other post-retirement items	$0.1	$1.6

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

	As of
(In millions)	June 25, 2022	December 25, 2021
Cash and cash equivalents	$118.8	$267.2
Restricted cash	7.9	6.6
Cash, cash equivalents and restricted cash at end of period	$126.7	$273.8

Note 10: Accounts Receivable

The accounts receivable and allowance for credit losses balance was:

	As of
(In millions)	June 25, 2022	December 25, 2021
Accounts receivable	$104.1	$117.3
Allowance for credit losses	(22.8)	(31.1)
Accounts receivable, net	$81.3	$86.2

Note 11: Inventories

Inventories balance net of any inventory allowance was:

	As of
(In millions)	June 25, 2022	December 25, 2021
Finished goods	$184.0	$181.2
Work in process	33.1	28.4
Raw materials and supplies	27.0	22.6
Inventory, net	$244.1	$232.2

Note 12: Long-Term Receivables

The long-term receivables and allowance for long-term receivables balance was as follows:

As of
(In millions)	June 25, 2022
Long-term receivables, gross	$31.2

Beginning balance for allowance for long-term receivables	$(25.6)
Write-offs	—
Recoveries	0.1
Provision	(2.8)
Currency translation adjustment	1.6
Allowance for long-term receivables	$(26.7)

Long-term receivables, net	$4.5

As of December 25, 2021, gross long-term receivables was $33.3 million and the associated allowance was $25.6 million.

Majority of long-term receivables from both active and inactive customers that are past due were reserved through the Company's allowance for credit losses. Long-term receivables, gross that were past due were:

	As of
(In millions)	June 25, 2022	December 25, 2021
Long-term receivables past due	$28.0	$29.2

Note 13: Held for Sale Assets and Discontinued Operations

Discontinued operations include certain key brands of the Company’s beauty business including Avroy Shlain, House of Fuller, Nutrimetics, and Nuvo. Avroy Shlain was sold in the first quarter of 2021 and House of Fuller Mexico was sold on May 4, 2022. The Company was completing final customary closing arrangements with the buyer for Nutrimetics as of June 25, 2022. The sale closed in the third quarter of 2022. For more information, see Note 22: Subsequent Events. The Company continues to actively explore strategic alternatives for Nuvo.

In the third quarter of 2021, the Company has determined that these dispositions represented a strategic shift that would have a major effect on its results of operations. As such, reflected below are the results of the beauty businesses as discontinued operations including all comparative prior period information in these Condensed Consolidated Financial Statements. Certain costs previously allocated to the beauty businesses for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. In the third quarter of 2021, the Company recognized a loss on the classification of held for sale assets of House Fuller, Nutrimetics, and Nuvo of $133.5 million based on total expected proceeds less costs to sell. The loss primarily related to currency translation losses of $140.4 million which was in accumulated other comprehensive income. In connection with the loss, the Company recorded a contra-asset and liability on the balance sheet. Approximately $133 million of currency translation losses in accumulated other comprehensive income and the equivalent amount of the contra-asset liability were derecognized and removed from the balance sheet in the second quarter of 2022 upon the completion of the sale of House of Fuller Mexico.

Financial Information of Discontinued Operations

The results of operations are presented as discontinued operations as summarized below:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales	$21.1	$48.1	$59.6	$94.5
Cost of products sold	8.6	18.0	23.1	34.7
Gross profit	$12.5	$30.1	$36.5	$59.8

Selling and administrative expenses	18.1	26.2	41.0	54.4
Re-engineering charges	0.1	—	0.4	—
Other expense, net	0.2	0.5	0.6	1.6
(Loss) income from operations of discontinued operations before income taxes	$(5.9)	$3.4	$(5.5)	$3.8
Gain (loss) on held for sale assets and dispositions	1.4	—	$(1.2)	$1.0
(Loss) income from discontinued operations before income taxes	$(4.5)	$3.4	$(6.7)	$4.8

Benefit for income taxes	(1.2)	(0.3)	(0.8)	(0.2)
Net (loss) income from discontinued operations	$(3.3)	$3.7	$(5.9)	$5.0

The carrying amount of major classes of assets and liabilities classified as held for sale that were included in discontinued operations at June 25, 2022 and December 25, 2021 are shown in the table below.

	As of
(In millions)	June 25, 2022	December 25, 2021
Assets
Cash and cash equivalents	$0.2	$0.2
Accounts receivable, net	3.3	14.9
Inventory, net	11.0	25.8
Non-trade accounts receivable, net	0.1	2.2
Prepaid expenses and other current assets	1.3	1.5
Accumulated translation adjustment losses, current	(8.3)	(36.7)
Total assets of discontinued operations - current	$7.6	$7.9

Deferred tax assets, net	1.5	6.2
Property, plant and equipment, net	1.1	7.8
Operating lease assets	9.8	11.1
Trade names, net	3.5	6.7
Goodwill	1.9	1.7
Other assets, net	2.6	2.7
Accumulated translation adjustment losses	(5.1)	(17.7)
Assets held for sale	$15.3	$18.5
Total assets of discontinued operations	$22.9	$26.4

Liabilities
Accounts payable	$3.0	$17.0
Accrued liabilities	10.5	30.5
Accumulated translation adjustment losses, current	3.1	88.3
Total liabilities of discontinued operations - current	$16.6	$135.8

Operating lease liabilities	7.8	8.6
Other liabilities	0.7	9.2
Liabilities held for sale	$8.5	$17.8
Total liabilities of discontinued operations	$25.1	$153.6

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

Fair Value Hedges

Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. The change in fair value of hedged items results in adjustments to their carrying amounts as follows:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
(Loss) gain on fair value hedges	$(0.1)	$1.3	$(1.6)	$2.4

Cash Flow Hedges

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted transactions or purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases or intercompany dividends. At initiation, the Company’s cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The portion of the gain or loss included in the assessment of hedge effectiveness is recorded in other comprehensive income (loss) and is reclassified into earnings through the same line item as the transaction being hedged at the time the hedged transaction impacts earnings. As such, the balance at the end of the current reporting period in other comprehensive income (loss), related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. Changes in fair value, net of tax recorded in, or reclassified into, other comprehensive income was as follows:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Pre-tax gain recorded in other comprehensive income	$1.1	$0.2	$1.6	$0.4
Pre-tax gain reclassified into income from other comprehensive income	$1.6	$—	$1.6	$—

Net Investment Hedges

The Company uses derivative financial instruments, such as forward contracts and certain Euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and designates these as net investment hedges. Changes in the value of these financial instruments are included in foreign currency translation adjustments within accumulated other comprehensive income. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. Changes in fair value, net of tax, recorded in other comprehensive income (loss) and the pretax income on forward points was as follows:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Pre-tax gain (loss) recorded in other comprehensive income	$9.6	$(2.7)	$11.5	$(0.8)

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. The notional value of forward contracts to purchase and sell currencies was:

	As of
(In millions)	June 25, 2022	December 25, 2021
Notional value of forward contracts to purchase currencies	$77.9	$96.4
Notional value of forward contracts to sell currencies	$74.9	$99.2

The notional value of largest outstanding positions to purchase and sell currencies was:

As of
(In millions)	June 25, 2022
Purchase Euros	$31.3
Purchase Mexican Pesos	$14.2
Purchase New Zealand Dollars	$9.1
Sell Australian Dollars	$72.9

As of
(In millions)	December 25, 2021
Purchase Japanese Yen	$14.3
Purchase United States Dollars	$63.1
Sell Swiss Francs	$32.6
Sell Euros	$35.7

Fair Value Measurement

Fair values of the Company's derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Derivatives designated as hedging instruments (in millions)	Balance sheet location	June 25, 2022	December 25, 2021
Derivative assets:
Foreign exchange contracts	Non-trade accounts receivable, net	$3.4	$8.5

Derivative liabilities:
Foreign exchange contracts	Accrued liabilities	$(0.4)	$(7.3)

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

	As of
(In millions)	June 25, 2022	December 25, 2021
Net derivative asset	$3.0	$1.2

Note 15: Deferred Revenue

Deferred revenue is recorded in the accrued liabilities line item in the Condensed Consolidated Balance Sheets. Deferred revenue balance, which was primarily related to payments received in advance for orders not yet shipped, was as follows:

	As of
(In millions)	June 25, 2022	December 25, 2021
Deferred revenue	$8.7	$4.5

Note 16: Debt

The debt portfolio consisted of:

	As of
(In millions)	June 25, 2022	December 25, 2021
Term loan	$383.4	$398.5
Revolver facility	318.8	312.0
Finance leases (a)	1.0	1.8
Unamortized debt issuance costs	(2.6)	(2.9)
Total debt	$700.6	$709.4

Current debt and finance lease obligations	$12.4	$8.9
Long-term debt and finance lease obligations	688.2	700.5
Total debt	$700.6	$709.4
____________________
(a)See Note 17: Leases for further details.

Credit Agreement

On November 23, 2021, the Company and its wholly owned subsidiaries, Tupperware Products AG, Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, and issuing bank; Wells Fargo Securities, LLC, BMO Capital Markets Corp., Fifth Third Bank, and Truist Securities Inc. as joint lead arrangers and joint bookrunners; and BMO Harris Bank, N.A, Fifth Third Bank, National Association, and Truist Bank, as syndication agents. The Credit Agreement provides for (i) a revolving credit facility (“Revolver Facility”) in an aggregate principal amount available to the Company and the Subsidiary Borrowers of up to $480.0 million, (ii) a term facility available to the Company in U.S. dollars in an aggregate principal amount of $200.0 million (“USD Term Loan”) and (iii) a term facility available to the Company and the or the Swiss subsidiary borrower in Euros in an aggregate principal amount of €176.0 million, (“Euro Term Loan”). The USD Term Loan and Euro Term Loan are collectively defined as the “Term Loan”. The Revolver Facility is divided into (a) global tranche, Mexican tranche, and Singaporean tranche commitments, with the aggregate amount of borrowings under each tranche not to exceed $450.0 million, $15.0 million, and $15.0 million, respectively, (b) a global tranche letter of credit facility, available up to $50.0 million of the amount of the Revolver Facility, and (c) a global tranche swingline facility, available up to $100.0 million of the amount of the Revolver Facility. Each of such tranches is available to the Company and the applicable Subsidiary Borrowers, with extensions of credit to the Subsidiary Borrowers not to exceed $325.0 million in the aggregate at any time outstanding. The Company is permitted to increase, subject to certain conditions, the Revolver Facility, the USD Term Loan and/or the Euro Term Loan so long as (i) the Revolver Facility is increased by no more than $250.0 million (for a maximum aggregate Revolver Facility of $730.0 million) and (ii) all facilities are increased by no more than $250.0 million, plus certain repayments of the loans under the Credit Agreement with Wells Fargo Bank, N.A., and the other parties, plus an unlimited amount provided that the incurrence of such amount does not cause the Consolidated Net Leverage Ratio (as defined in the Credit Agreement and which shall be calculated net of up to $100.0 million of unrestricted cash and cash equivalents (“Cash Netting”)) for the four (4) consecutive fiscal quarters then most recently ended to exceed 3.00 to 1.00. Each of the Revolver Facility, the USD Term Loan, and the Euro Term Loan will mature on November 23, 2026. The obligations under the Credit Agreement are (a) guaranteed by (i) with respect to the Subsidiary Borrowers, the Parent Borrower and (ii) with respect to both the Parent Borrower and the Subsidiary Borrowers, each existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. subsidiary of the Parent Borrower (each a “Guarantor”) and (b) secured by substantially all tangible and intangible personal property of the Parent Borrower and each Guarantor and all products, profits and proceeds of the foregoing, in each case, subject to certain exceptions.

The Company has prepayment options, as well as mandatory quarterly prepayments that started on March 31, 2022.

As of June 25, 2022, the Company had a weighted average interest rate of 2.96% with a base rate spread of 225 basis points on LIBOR-based borrowings under the Credit Agreement. Interest is payable in arrears and at maturity.

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

As of June 25, 2022, the Company is in compliance with the financial covenants in the Credit Agreement, with a Consolidated Net Leverage Ratio of 3.13x and a Consolidated Interest Coverage Ratio of 7.93x. As of December 25, 2021, the Company had a Consolidated Net Leverage Ratio of 2.11x and a Consolidated Interest Coverage Ratio of 8.23x. Considering the current global market volatility, inflationary cost pressures primarily in China and Europe, and a change in the Company’s liquidity year-to-date, effective August 1, 2022, the Company entered into an agreement to amend certain provisions and covenants, among other things, (i) allow for a temporary higher maximum total Net Leverage Ratio of 4.5x in the third quarter of 2022, 4.25x in the fourth quarter of 2022 and first quarter of 2023, and 3.75x in the second quarter of 2023 and thereafter to allow for additional operating flexibility to execute fully on the Company’s Turnaround Plan; (ii) introduce two additional pricing levels for total Net Leverage Ratios of 3.0x to 3.5x, and for 3.5x and higher, with a provision to revert to pricing per the original agreement following achievement of a total Net Leverage Ratio of 2.75x or less for two consecutive quarters following the covenant modification period; (iii) replace LIBOR with Secured Overnight Financing Rate ("SOFR") as the reference interest rate on the entire facility, with a 0% SOFR floor and credit spread adjustments across one-, three-, and six-month tenors.

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

At June 25, 2022, the Company had $147.5 million of unused lines of credit, including $143.5 million under the committed, secured Credit Agreement, and $4.0 million available under various uncommitted lines around the world.

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

Components of lease expense were as follows:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Operating lease costs:
Operating lease cost (a) (b)	$8.9	$7.9	$16.4	$17.6

Finance lease costs:
Amortization of right-of-use assets (a)	$0.2	$0.1	0.3	0.3
Total finance lease cost	$0.2	$0.1	$0.3	$0.3
____________________
(a)    Included in selling, general and administrative expense and cost of products sold.
(b) Includes short-term lease cost of $1.4 million and $0.5 million in the second quarter of 2022 and 2021, respectively. Also includes variable lease cost of $0.5 million and $0.3 million in the second quarter of 2022 and 2021, respectively.

Supplemental cash flow information related to leases is as follows:

	26 weeks ended
(In millions)	June 25, 2022	June 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(17.2)	$(17.2)
Financing cash flows from finance leases	$(0.7)	$(0.7)

Right-of-use assets obtained in exchange for operating lease obligations	$2.0	$—

Supplemental information related to leases is as follows:

	As of
(In millions, except lease term and discount rate)	June 25, 2022	December 25, 2021
Operating Leases:
Operating lease right-of-use assets, net	$75.6	$74.7

Accrued liabilities	$20.8	$19.7
Operating lease liabilities	57.1	57.3
Total operating lease liabilities	$77.9	$77.0

Finance Leases:
Property, plant and equipment, at cost	$17.0	$18.1
Accumulated amortization	(11.4)	(11.8)
Property, plant and equipment, net	$5.6	$6.3

Current portion of finance lease obligations	$1.0	$1.4
Long-term finance lease obligations	—	0.4
Total finance lease liabilities	$1.0	$1.8

Weighted average remaining lease term (in years):
Operating leases	5.5 years	5.7 years
Finance leases	0.3 years	1.4 years

Weighted average discount rate:
Operating leases	6.4%	5.3%
Finance leases	5.1%	5.1%

Maturities of lease liabilities as of June 25, 2022 and December 25, 2021 were as follows:

	As of		As of
	June 25, 2022		December 25, 2021
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$14.9	$1.0	$25.7	$1.4
2023	20.6	—	17.9	0.4
2024	15.3	—	13.3	—
2025	8.6	—	7.5	—
2026	6.1	—	5.3	—
Thereafter	31.1	—	27.0	—
Total undiscounted lease liability	$96.6	$1.0	$96.7	$1.8
Less imputed interest	(18.7)	—	(19.7)	—
Total	$77.9	$1.0	$77.0	$1.8

Note 18: Retirement Benefit Plans

Components of net periodic cost (benefit) for the second quarters ended June 25, 2022 and June 26, 2021 were as follows:

	Pension benefits		Post-retirement benefits
	13 weeks ended		13 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Service cost	$1.1	$1.8	$—	$0.1
Interest cost	0.7	0.8	—	0.1
Return on plan assets	(0.4)	(0.8)	—	—
Settlement/curtailment	—	1.4	—	—
Net amortization	0.4	1.1	(0.1)	—
Net periodic cost (benefit)	$1.8	$4.3	$(0.1)	$0.2

	Pension benefits		Post-retirement benefits
	26 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Service cost	$2.3	$3.4	$—	$0.1
Interest cost	1.4	1.7	0.1	0.2
Return on plan assets	(1.0)	(1.7)	—	—
Settlement/curtailment	—	1.4	—	—
Net amortization	0.7	1.7	(0.3)	(0.3)
Net periodic cost (benefit)	$3.4	$6.5	$(0.2)	$—

During the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively, approximately $0.4 million and $2.8 million of pretax losses were reclassified from other comprehensive income to a component of net periodic (benefit) cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $0.9 million and $3.0 million related to the components of net periodic (benefit) cost, excluding service cost, in other (income) expense, net in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively, respectively.

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February

4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, which was fully briefed with the 11th Circuit Court of Appeals as of June 1, 2022. The 11th Circuit Court of Appeals has scheduled oral arguments for the appeal the week of October 24, 2022 The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the appeal of the third motion to dismiss in the putative stockholder class action. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleges that statements made in public filings between November 3, 2021 and May 3, 2022 (the “potential class period”) regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased the Company’s shares during the potential class period and demands unspecified monetary damages. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

The United States Securities and Exchange Commission (the “SEC”) has been conducting an inquiry into the Company’s accounting practices relating to its previously-owned Fuller Mexico business and its Tupperware Mexico business. The Company is fully cooperating with this SEC inquiry. As previously disclosed, the Company is in discussions with the SEC regarding a possible settlement of this matter. In the second quarter of 2022, the Company has recognized an estimated liability for this matter in an amount the Company believes is immaterial to its business, financial condition, results of operations and cash flows. The Company believes that any potential settlement will be related to conduct in its Fuller Mexico business, which the Company sold to an unaffiliated third party during the second quarter of 2022. No assurance can be given whether a settlement with the SEC will eventually be reached or the amount of any potential monetary payment or other relief the SEC might obtain regarding this matter.

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

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, accrued liabilities, and leased assets and liabilities approximated their fair values at June 25, 2022 and December 25, 2021.

The fair value of the term loan and revolver facility are classified as Level 2 liabilities and are estimated using a market approach.

The fair value of the term loan and revolver facility were as follows:

	As of		As of
	June 25, 2022		December 25, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$383.4	$360.9	$398.5	$398.5
Revolver facility	318.8	300.1	312.0	312.0
Total	$702.2	$661.0	$710.5	$710.5

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

Segment details were as follows:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales:
Asia Pacific	$90.8	$114.6	$188.5	$230.9
Europe	70.9	113.7	161.8	235.5
North America	104.3	122.2	206.1	239.9
South America	74.4	66.1	132.1	124.2
Total net sales	$340.4	$416.6	$688.5	$830.5

Segment profit:
Asia Pacific	$11.9	$26.4	$24.2	$55.2
Europe	4.9	19.6	12.3	52.9
North America	16.7	19.9	26.6	38.8
South America	16.9	22.2	24.6	33.9
Total segment profit	50.4	88.1	87.7	180.8

Unallocated expenses	16.6	11.0	35.3	31.3
Re-engineering charges (a)	7.0	4.7	8.5	7.8
Loss (Gain) on disposal of assets	2.0	0.4	1.6	(7.3)
Loss on debt extinguishment	—	6.0	—	8.1
Interest expense	6.0	9.7	10.6	21.5
Interest income	(1.2)	(0.3)	(1.9)	(0.6)
Other expense (income) net	0.7	0.9	5.0	(0.4)
Income from continuing operations before income taxes	$19.3	$55.7	$28.6	$120.4
____________________
(a)    See Note 5: Re-engineering Charges for further discussion.

Total identifiable assets by segment were:

	As of
(In millions)	June 25, 2022	December 25, 2021
Identifiable assets
Asia Pacific	$233.3	$248.3
Europe	198.4	215.3
North America	204.8	194.1
South America	110.8	94.9
Corporate	358.6	502.8
Total identifiable assets	$1,105.9	$1,255.4

Note 22: Subsequent Events

On July 1, 2022 the Company closed on the sale of our Nutrimetics beauty business in Australia, France and New Zealand, consistent with our strategy to focus on our core Tupperware business. The proceeds and (gain) or loss on sale will be reported on the financial statements for the quarter ended September 24, 2022.

Subsequent to the second quarter, on August 1, 2022, the Company entered into an agreement to amend certain provisions and covenants, among other things, (i) allow for a temporary higher maximum total Net Leverage Ratio of 4.5x in the third quarter of 2022, 4.25x in the fourth quarter of 2022 and first quarter of 2023, and 3.75x in the second quarter of 2023 and thereafter to allow for additional operating flexibility to execute fully on the Company’s Turnaround Plan; (ii) introduce two additional pricing levels for total Net Leverage Ratios of 3.0x to 3.5x, and for 3.5x and higher, with a provision to revert to pricing per the original agreement following achievement of a total Net Leverage Ratio of 2.75x or less for two consecutive quarters following the covenant modification period; (iii) replace LIBOR with SOFR as the reference interest rate on the entire facility, with a 0% SOFR floor and credit spread adjustments across one-, three-, and six-month tenors; Additional information can be found in the Form 8-K filed by the Company with the SEC on August 3, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of continuing operations for the 26 weeks ended June 25, 2022, compared with the 26 weeks ended June 26, 2021, and changes in financial condition during the 26 weeks ended June 25, 2022. This information should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1. Financial Statements.

Overview

Tupperware Brands Corporation is a leading global consumer products company that designs innovative, functional, and environmentally responsible products. Founded in 1946, the Company's signature container created the modern food storage category that revolutionized the way the world stores, serves, and prepares food. Today, this iconic brand has more than 8,500 functional design and utility patents for solution-oriented kitchen and home products. The Company distributes its products into more than 70 countries primarily through a network of independent sales force members around the world, with approximately 332 thousand active for the quarter ended June 25, 2022 for its continuing operations. Worldwide, the Company engages in the marketing, manufacture, and sale of design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. The Company primarily uses a direct selling business model to distribute and market products through personal connections, product demonstrations, and understanding of consumer needs. The Company has also engaged in expanding the reach of the brand through the enhancement of digital platforms to sell and market products as well as exploring business-to-business distribution channels. With a purpose to nurture a better future, the Company's products offer an alternative to single-use items and through the direct selling channel, the Company offers individuals an opportunity to build a business as a meaningful way to make money and impact women, families and communities around the world.

The Company is executing on a growth strategy leveraging the consumer acceptance of the iconic Tupperware brand. This strategy is rooted in growing and digitizing the direct selling business, into new categories, increasing consumer access points and growing the Company’s distribution channels. The Company’s Turnaround Plan is intended to bring sustainable growth, and the Company has seen progress against this plan through efforts like cost savings initiatives, the divestiture of non-core assets including real estate, the enhancement of internal process and controls across the global business, introduction of social selling tools for Company’s global sales force, and product innovations to address the needs of various consumer and socioeconomic segments.

As the impacts of foreign currency translation are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve the readers’ ability to understand the Company’s operating results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if current period exchange rates had been used to translate results in the prior period. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a “local currency” basis, or “excluding foreign exchange impact”. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a local currency basis may not be comparable to similarly titled measures used by other companies.

Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the section titled Forward-Looking Statements in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Recent Developments and Updates

The recent strengthening of the U.S. dollar is presenting challenges for global markets and companies which do business globally. The U.S. dollar has strengthened against the Euro, Japanese Yen, and other currencies. This is creating a headwind for the Company as its foreign denominated revenues are translated into USD at lower exchange rates negatively impacting results. The negative impact on revenues for the second quarter was approximately 4% compared to the same period in prior year.

The Accelerated Share Repurchase (“ASR”) transaction which the Company entered into in the first quarter of 2022 was settled in the second quarter of 2022. As part of the settlement the Company received an additional 1,438,325 of the Company's outstanding common stock. A more detailed discussion regarding the ASR is available in the section titled Financial Condition in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the second quarter of 2022, there continued to be lower sales force activity in the Europe segment due to lower consumer sentiment, higher inflation, and higher gas prices.

The negative impact of COVID-19 on net sales in the second quarter of 2022 was primarily the result of partial or country-wide lockdowns of operations, mainly in China. While the duration and severity of this pandemic continues to be uncertain, the Company currently expects that its results of operations for the remainder of 2022 may also be negatively impacted by COVID-19. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the COVID-19 pandemic, its severity, actions taken to contain the virus or treat its impact, availability and distribution of vaccines, new variants of the virus, and how quickly and to what extent normal economic and operating conditions can resume.

Results of Continuing Operations

	13 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions, except per share amounts)	Jun 25, 2022	Jun 26, 2021	Amount	Percent		Amount	Percent
Net sales	$340.4	$416.6	$(76.2)	(18)%	$(19.3)	$(56.9)	(14)%
Gross margin as percent of sales	64.9%	68.4%	N/A	(3.5) pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	54.9%	50.1%	N/A	4.8 pp	N/A	N/A	N/A
Operating income	$24.8	$72.0	$(47.2)	(66)%	$(0.8)	$(46.4)	(65)%
Income from continuing operations	$4.5	$31.9	$(27.4)	(86)%	$(0.1)	$(27.3)	(86)%
Diluted earnings from continuing operations - per share	$0.09	$0.60	$(0.51)	(85)%	$—	$(0.51)	(85)%

	26 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions, except per share amounts)	Jun 25, 2022	Jun 26, 2021	Amount	Percent		Amount	Percent
Net sales	$688.5	$830.5	$(142.0)	(17)%	$(31.1)	$(111.0)	(14)%
Gross margin as percent of sales	64.3%	69.7%	N/A	(5.4) pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	56.7%	51.8%	N/A	4.9 pp	N/A	N/A	N/A
Operating income	$42.3	$149.0	$(106.7)	(72)%	$(2.1)	$(104.6)	(71)%
Income from continuing operations	$7.0	$75.9	$(68.9)	(91)%	$(0.8)	$(68.1)	(91)%
Diluted earnings from continuing operations - per share	$0.14	$1.43	$(1.29)	(90)%	$(0.01)	$(1.28)	(90)%
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $340.4 million and $416.6 million in the second quarter of 2022 and 2021, respectively. Net Sales were down in Asia Pacific, Europe, North America, and up in South America. Excluding foreign exchange impact, sales decreased $56.9 million or 14 percent, primarily due to:

•Asia Pacific, mainly related to lower recruiting and overall sales force activity, negatively impacted by: (1) continued COVID-19 spikes and lock-downs resulting in limited mobility of the sales force and restrictions to open stores, especially in China, (2) Indonesia’s underperformance driven by longer than anticipated sales force adoption of business model and compensation plan adjustments, and (3) Malaysia related to lower sales force engagement and recruiting mainly from a timing shift of key activity-driving local holidays and lower than expected response to promotional offers.
•Europe, driven by lower sales force activity including from lower consumer spending, as a result of continued deterioration in consumer sentiment, higher inflation, and higher gas prices. In addition, the segment was negatively impacted by timing of business-to-business transactions, mainly in Germany.
•North America, primarily due to lower sales force productivity negatively impacted by supply chain challenges and product backlog from oversell of key promotional offers.
•South America, higher net sales in most countries of the region, particularly in Argentina, including from higher prices, positive growth in recruitment and promotional activities.

The negative impact to net sales in the second quarter of 2022 as a result of COVID-19 is estimated at 4 percent, driven primarily by China. The average impact of higher prices was approximately 7 percent in the second quarter of 2022, while the negative impact from lower volumes was approximately 25 percent.

Net sales were $688.5 million and $830.5 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Net Sales were down in Asia Pacific, Europe, and North America, and up in South America compared to the year-to-date period ended June 26, 2021. Excluding foreign exchange impact, sales decreased $111.0 million or 14 percent, primarily due to similar drivers as the quarter.

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

Gross Margin and Gross Profit

Gross profit was $220.7 million and $285.9 million in the second quarter of 2022 and 2021, respectively. Gross margin as a percentage of sales was 64.9 percent and 68.4 percent in the second quarter of 2022 and 2021, respectively. The decrease of 3.5 percentage points (“pp”) is primarily due to:

•higher manufacturing costs across all segments, particularly in Europe, mainly from inefficiencies resulting from lower sales volume
•higher overall resin costs in all segments, particularly in Asia Pacific and Europe

Gross profit was $442.7 million and $579.5 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Gross margin as a percentage of sales was 64.3 percent and 69.7 percent in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. The decrease of 5.4 pp is primarily due to the same drivers as in the second quarter results.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses were $186.9 million and $208.8 million in the second quarter of 2022 and 2021, respectively. Selling, general and administrative expense as a percentage of sales was 54.9 percent and 50.1 percent in the second quarter of 2022 and 2021, respectively. The 4.8 pp increase is primarily due to:

•higher administration and other expenses mainly due to the reversal of approximately $10.0 million non-income tax reserves in Brazil connected to a legal dispute over double taxation based on a final Supreme Court ruling in favor of the Company in the second quarter of 2021, compared to a $1.0 million benefit from an energy tax credit in Brazil in the second quarter of 2022
•higher warehousing costs to improve service levels and due to inflation, primarily in the United States and Canada, and Germany
•higher investments in marketing, business expansion talent, and infrastructure needs to support the growth strategy, as well as investments in the optimization of the Company's global tax structure
•the increases were partially offset by (1) lower selling expenses mainly from lower allowance for credit losses, primarily in Germany and Indonesia, (2) lower sales force commissions in the United States and Canada related to an increase in the targeted sales levels required for the sales force to achieve commissions, (3) lower promotional costs, mainly in Mexico and the United States and Canada as these markets continue to streamline the effectiveness of their promotional programs

The decrease of $21.9 million in selling, general and administrative expense as compared to the second quarter of 2021 is primarily due to lower sales volume impacting the following:

•lower commissions, primarily in Iberia, Malaysia and Singapore, and the United States and Canada
•lower promotional costs, primarily in Germany, Mexico, and the United States and Canada
•lower outbound freight, primarily in the United States and Canada
•lower selling expenses from lower allowance for credit losses, primarily in Germany and Indonesia, from management's efforts to minimize exposure
•lower management incentives

Selling, general and administrative expenses were $390.3 million and $430.0 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Selling, general and administrative expense as a percentage of sales was 56.7 percent and 51.8 percent in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. The 4.9 pp increase is primarily due to:

•higher administration and other expenses mainly due to an enterprise award from the local government in China which was received in the first quarter of 2021 and did not repeat in 2022 and the reversal of a non-income tax reserve in Brazil in the second quarter of 2021 partially offset by lower management incentives
•higher selling costs, driven by the United States and Canada
•higher warehousing costs to improve service levels and due to inflation, primarily in the United States and Canada, and Germany
•higher investments in marketing, business expansion talent, and infrastructure needs to support the growth strategy, as well as investments in the optimization of the Company's global tax structure

The decrease of $39.7 million in selling, general and administrative expense as compared to the year to date as of the second quarter of 2021 is primarily due to lower sales volume impacting the following:
•lower commissions, primarily in Iberia, Malaysia, and the United States and Canada
•lower promotional costs, primarily in France, Germany, and the United States and Canada
•lower outbound freight as a result of lower sales, primarily in the United States and Canada
•lower management incentives

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

Unallocated expenses were $16.6 million and $11.0 million in the second quarter of 2022 and 2021, respectively. The $5.6 million increase is primarily due to information technology and administrative expenses.

Unallocated expenses were $35.3 million and $31.3 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. The $4.0 million increase is primarily due to information technology and administrative expenses partly offset by lower incentive bonus accrual.

Re-engineering Charges

Re-engineering charges were $7.0 million and $4.7 million in the second quarter of 2022 and 2021, respectively and $8.5 million and $7.8 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. These re-engineering charges were mainly related to the “Turnaround Plan” which was launched in mid-2020 under the new leadership. Declines in revenue led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency, and otherwise turn around its business. These actions often result in re-engineering charges related to headcount reductions and facility down-sizing and closures, other costs that may be necessary in light of the revised operating landscape include structural changes impacting how the Company's sales force operates, as well as related asset write-downs. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts..

The re-engineering charges were:

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Turnaround plan	$7.0	$4.9	$8.5	$6.5
Other	—	(0.2)	—	1.3
Total re-engineering charges	$7.0	$4.7	$8.5	$7.8

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

Refer to Note 5: Re-engineering Charges to the Condensed Consolidated Financial Statements in Item 1. Financial Statements for further information.

Loss (Gain) on Disposal of Assets

Loss (Gain) on disposal of assets were losses of $2.0 million and $0.4 million in the second quarter of 2022 and 2021, respectively. The loss in 2022 is primarily due to the write off of information technology assets. Loss (Gain) on disposal of assets were a loss of $1.6 million and gain of $7.3 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. The year-to-date loss for the period ended June 25, 2022 is due to the write off of information technology assets and the year-to-date gain for the period ended June 26, 2021 was primarily due to the sale of a manufacturing plant in France.

Loss on Debt Extinguishment

The Company restructured its debt in the fourth quarter of 2021 and as such did not have any activity in the second quarter of 2022. In the second quarter of 2021 the Company made a payment of $67.2 million to reduce its debt, which resulted in a loss on debt extinguishment of $6.0 million. The Company did not have any activity in the year-to-date period ended June 25, 2022, but had payments of $101.2 million to reduce its debt in the year-to-date period ended June 26, 2021 that resulted in a loss on debt extinguishment of $8.1 million.
Interest Expense

Interest expense was $6.0 million and $9.7 million in the second quarter of 2022 and 2021, respectively and $10.6 million and $21.5 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. The decrease in interest expense is a result of the debt restructuring in the fourth quarter of 2021, which resulted in a significant reduction in interest rates versus the prior debt outstanding under the previous credit agreement.

Interest Income

Interest income was $1.2 million and $0.3 million in the second quarter of 2022 and 2021, respectively and $1.9 million and $0.6 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Interest income is related to the interest earned on the Company's cash balances.

Other (Income) expense, net

Other expense (income), net was expense of $0.7 million and $0.9 million in the second quarter of 2022 and 2021, respectively. The expense of $5.0 million and income of $0.4 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively, are primarily driven by foreign currency losses for 2022. The Company records foreign currency translation impacts and pension costs in this line item.

Provision for Income Taxes

Provision for income taxes was $14.8 million and $23.8 million in the second quarter of 2022 and 2021, respectively and $21.6 million and $44.5 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. The effective tax rate was 76.7 percent and 42.7 percent in the second quarter of 2022 and 2021, respectively. The change in the effective tax rate in the second quarter of 2022 and 2021, respectively, was primarily due to:

•negative impact of the Global Intangible Low Taxed Income (GILTI) regime, which results in no benefit for any losses incurred in the U.S.,
•an unfavorable jurisdictional mix of earnings that includes income earned in foreign operations that drive the Company’s tax expense unable to be offset by benefits of losses in other jurisdictions where income declined,
•Additional valuation allowance on disallowed interest expense due to the change in Internal Revenue Code Section 163j rules from EBITDA to EBIT. The Company maintains a full valuation allowance on deferred tax assets for interest carryforwards.

Refer to Note 6: Income Taxes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements for further information.

Net Income from Continuing Operations

Net income from continuing operations was $4.5 million and $31.9 million in the second quarter of 2022 and 2021, respectively and $7.0 million and $75.9 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. See above discussion for the main drivers of changes in net income from continuing operations. A more detailed discussion of the results by segment is included in the segment results section below.

Segment Results

International operations generated 88.5 percent and 88.4 percent of sales in the second quarter of 2022 and 2021, respectively and 89.1 percent and 88.4 percent in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. These units generated 97.7 percent and 98.1 percent of segment profit in the second quarter of 2022 and 2021, respectively and 99.2 percent and 98.3 percent in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively.

See segment results discussion below for COVID-19 impact on each segment's net sales in the second quarter of 2022. While the duration and severity of this pandemic continues to be uncertain, the Company currently expects that its results of operations for the remainder of 2022. The Company continues to monitor the effects of COVID-19 on its segment net sales and profit and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity and employee safety during this pandemic.

Asia Pacific

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 25, 2022	Jun 26, 2021	Amount	Percent		Amount	Percent	Jun 25, 2022	Jun 26, 2021
Net sales	$90.8	$114.6	$(23.8)	(21)%	$(6.1)	(17.7)	(16)%	27%	28%
Segment profit	$11.9	$26.4	$(14.5)	(55)%	$(0.3)	(14.2)	(55)%	23%	30%
Segment profit as percent of net sales	13.1%	23.0%	N/A	(9.9) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	26 weeks ended		Change		Foreign exchange impact			26 weeks ended
	Jun 25, 2022	Jun 26, 2021	Amount	Percent		Amount	Percent	Jun 25, 2022	Jun 26, 2021
Net sales	$188.5	$230.9	$(42.4)	(18)%	$(8.4)	(34.0)	(15)%	27%	28%
Segment profit	$24.2	$55.2	$(31.0)	(56)%	$0.4	$(31.4)	(57)%	28%	31%
Segment profit as percent of net sales	12.8%	23.9%	N/A	(11.1) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $90.8 million and $114.6 million in the second quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $17.7 million or 16 percent, primarily due to lower sales force activity in China, Indonesia, and Malaysia, including from recruiting in Indonesia and Malaysia. China’s sales decline mainly due to continued COVID-19 spikes and lock downs resulting in limited mobility of the sales force and restrictions to open stores. Indonesia's underperformance was driven by longer than anticipated sales force adoption of business model and compensation plan adjustments, while Malaysia’s performance was negatively impacted by lower sales force engagement and recruiting mainly from a timing shift of key activity-driving local holidays and lower than expected response to related promotional offers.

The COVID-19 impact is estimated at negative 10 percent in the second quarter of 2022, largely driven by China. The average impact of higher prices was approximately 6 percent in the second quarter of 2022 compared with 2021. The negative impact to net sales from lower volume was approximately 26 percent.

Segment profit was $11.9 million and $26.4 million in the second quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $14.2 million, primarily due to impact of lower sales volume, driven by China, Indonesia, and Malaysia, including from the negative impact from COVID-19 spikes and lockdowns, mainly in China.

Net sales were $188.5 million and $230.9 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Excluding foreign exchange impact, sales decreased $34.0 million or 15 percent, due to factors largely mirroring those noted above with respect to the explanation of changes in the second quarter of 2022 compared with 2021 and to the absence of an enterprise award of $3.1 million from the local China government in the first quarter of 2021.

Segment profit was $24.2 million and $55.2 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Excluding foreign exchange impact, segment profit decreased $31.4 million, due to factors largely mirroring those noted above with respect to the explanation of changes in the second quarter of 2022 compared with 2021.

The Malaysian Ringgit had the most meaningful impact on the second quarter 2022 net sales and profit comparisons.

Europe

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 25, 2022	Jun 26, 2021	Amount	Percent		Amount	Percent	Jun 25, 2022	Jun 26, 2021
Net sales	$70.9	$113.7	$(42.8)	(38)%	$(12.7)	(30.2)	(30)%	21%	27%
Segment profit	$4.9	$19.6	$(14.7)	(75)%	$(1.5)	$(13.2)	(73)%	10%	22%
Segment profit as percent of net sales	6.9%	17.2%	N/A	(10.3) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	26 weeks ended		Change		Foreign exchange impact			26 weeks ended
	Jun 25, 2022	Jun 26, 2021	Amount	Percent		Amount	Percent	Jun 25, 2022	Jun 26, 2021
Net sales	$161.8	$235.5	$(73.7)	(31)%	$(22.8)	$(50.9)	(24)%	24%	28%
Segment profit	$12.3	$52.9	$(40.6)	(77)%	$(3.9)	$(36.6)	(75)%	14%	29%
Segment profit as percent of net sales	7.6%	22.5%	N/A	(14.9) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $70.9 million and $113.7 million in the second quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $30.2 million or 30 percent, primarily due to a less active sales force including from lower consumer spending, particularly in Germany, France, and Iberia. Sales force activities across the segment were driven by lower consumer spending, as a result of continued deterioration in consumer sentiment, higher inflation, and higher gas prices. In addition, the segment was negatively impacted by timing of business-to-business transactions, mainly in Germany.

The COVID-19 impact is estimated at negative 2 percent in the second quarter of 2022. The average impact of higher prices was approximately 7 percent in the second quarter of 2022 compared with 2021. The negative impact to net sales from lower volume was approximately 45 percent.

Segment profit was $4.9 million and $19.6 million in the second quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $13.2 million, primarily due to:

•lower sales volume
•lower gross margin due to higher product costs across the segment, including from manufacturing inefficiencies
•partially offset by lower allowance for credit losses in Germany, and a reduction in fixed costs across most functional areas in the segment as the Company continues to right-size the organization

Net sales were $161.8 million and $235.5 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Excluding foreign exchange impact, sales decreased $50.9 million or 24 percent, due to factors largely mirroring those of the quarter.

Segment profit was $12.3 million and $52.9 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Excluding foreign exchange impact, segment profit decreased $36.6 million, primarily due to profit impact from lower sales volume and higher product costs, partially offset by the implementation of right-sizing initiatives related to the Turnaround Plan.

The Euro had the most meaningful impact on the second quarter 2022 net sales and profit comparisons.

North America

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 25, 2022	Jun 26, 2021	Amount	Percent		Amount	Percent	Jun 25, 2022	Jun 26, 2021
Net sales	$104.3	$122.2	$(17.9)	(15)%	$(0.9)	$(17.0)	(14)%	30%	29%
Segment profit	$16.7	$19.9	$(3.2)	(16)%	$—	$(3.2)	(16)%	33%	23%
Segment profit as percent of net sales	16.0%	16.3%	N/A	(0.3) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	26 weeks ended		Change		Foreign exchange impact			26 weeks ended
	Jun 25, 2022	Jun 26, 2021	Amount	Percent		Amount	Percent	Jun 25, 2022	Jun 26, 2021
Net sales	$206.1	$239.9	$(33.8)	(14)%	$(0.9)	$(32.9)	(14)%	30%	29%
Segment profit	$26.6	$38.8	$(12.2)	(31)%	$—	$(12.2)	(32)%	30%	22%
Segment profit as percent of net sales	12.9%	16.2%	N/A	(3.3) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $104.3 million and $122.2 million in the second quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $17.0 million or 14 percent, primarily due to lower sales force productivity negatively impacted by an increase in the targeted sales levels required for the sales force to achieve commissions, and to a backlog of products from oversell of key promotional offers which led to decrease in shipments of orders, mainly the United States and Canada.

There is no estimated impact from COVID-19 in the second quarter of 2022. The average impact of higher prices was approximately 2 percent in the second quarter of 2022 compared with 2021. The negative impact to net sales from lower volume was approximately 17 percent.

Segment profit was $16.7 million and $19.9 million in the second quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $3.2 million, primarily due to:

•lower sales volume in the United States and Canada
•lower gross margin due to higher product costs across the segment, including from manufacturing inefficiencies
•higher investments in marketing and digital initiatives in support of the growth strategy, mainly in the United States and Canada
•partially offset by (1) lower distribution expenses in the United States and Canada, from lower outbound freight, (2) lower promotional costs, mainly in Mexico and the United States and Canada as these markets continue to optimize their promotional programs, and (3) lower sales force commissions in the United States and Canada related to an increase in the targeted sales levels required for the sales force to achieve commissions

Net sales were $206.1 million and $239.9 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Excluding foreign exchange impact, sales decreased $32.9 million or 14 percent, due to factors largely mirroring those of the quarter.

Segment profit was $26.6 million and $38.8 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Excluding foreign exchange impact, segment profit decreased $12.2 million, due to factors largely mirroring those of the quarter, with the exception of the lower distribution and promotional costs.

The Canadian Dollar had the most meaningful impact on the second quarter 2022 net sales and profit comparisons.

South America

						Change excluding the foreign exchange impact		Percent of total
(In millions)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jun 25, 2022	Jun 26, 2021	Amount	Percent		Amount	Percent	Jun 25, 2022	Jun 26, 2021
Net sales	$74.4	$66.1	$8.3	13%	$0.4	$7.9	12%	22%	16%
Segment profit	$16.9	$22.2	$(5.3)	(24)%	$0.7	$(6.0)	(26)%	34%	25%
Segment profit as percent of net sales	22.7%	33.6%	N/A	(10.9) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions)	26 weeks ended		Change		Foreign exchange impact			26 weeks ended
	Jun 25, 2022	Jun 26, 2021	Amount	Percent		Amount	Percent	Jun 25, 2022	Jun 26, 2021
Net sales	$132.1	$124.2	$7.9	6%	$1.0	$6.8	5%	19%	15%
Segment profit	$24.6	$33.9	$(9.3)	(27)%	$1.1	$(10.4)	(30)%	28%	19%
Segment profit as percent of net sales	18.6%	27.3%	N/A	(8.7) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $74.4 million and $66.1 million in the second quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales increased $7.9 million or 12 percent, due to higher net sales in most countries of the region, particularly in Argentina including from higher prices due to inflation.

The COVID-19 impact is estimated at negative 2 percent in the second quarter of 2022. The average impact of higher prices was approximately 17 percent in the second quarter of 2022 compared with 2021. The negative impact to net sales from lower volume was approximately 4 percent.

Segment profit was $16.9 million and $22.2 million in the second quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $6.0 million, primarily due to a one time reversal of a non-income tax reserve in Brazil in the second quarter of 2021.

Net sales were $132.1 million and $124.2 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Excluding foreign exchange impact, sales increased $6.8 million or 5 percent, from Argentina due to increased sales force activity and productivity, including from higher prices due to inflation, partially offset by Brazil driven by challenging macroeconomic conditions ahead of the presidential and general elections.

Segment profit was $24.6 million and $33.9 million in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively. Excluding foreign exchange impact, segment profit decreased $10.4 million, primarily due to the same driver as the quarter.

The Argentinean Peso and the Brazilian Real had the most meaningful impact on the second quarter 2022 net sales and profit comparisons.

Financial Condition

Liquidity and Capital Resources

The Company's net working capital position decreased by $83.8 million compared with the end of 2021, primarily reflecting:

•$148.7 million decrease in cash and cash equivalents used primarily to repurchase $75.0 million of shares as part of the ASR in the first quarter of 2022 and a decrease in Income from continuing operations
•Partially offset by a decrease in accounts payable and accrued liabilities driven by timing of payments and lower business activity, a decrease in accrued compensation mainly from lower management incentives, and a decrease in other taxes payable

As a result of the refinancing of our Credit Agreement on November 23, 2021, the debt held by the Company is considered private and as such does not have any public ratings.

Debt Summary

The debt portfolio consisted of:

	As of
(In millions)	June 25, 2022	December 25, 2021
Term loan	$383.4	$398.5
Revolver facility	318.8	312.0
Finance leases (a)	1.0	1.8
Unamortized debt issuance costs	(2.6)	(2.9)
Total debt	$700.6	$709.4

Current debt and finance lease obligations	$12.4	$8.9
Long-term debt and finance lease obligations	688.2	700.5
Total debt	$700.6	$709.4
____________________
(a)See Note 17: Leases for further details.

Credit Agreement

On November 23, 2021, the Company and its wholly owned subsidiaries, Tupperware Products AG, Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, and issuing bank; Wells Fargo Securities, LLC, BMO Capital Markets Corp., Fifth Third Bank, and Truist Securities Inc. as joint lead arrangers and joint bookrunners; and BMO Harris Bank, N.A, Fifth Third Bank, National Association, and Truist Bank, as syndication agents. The Credit Agreement provides for (i) a revolving credit facility (“Revolver Facility”) in an aggregate principal amount available to the Company and the Subsidiary Borrowers of up to $480.0 million, (ii) a term facility available to the Company in U.S. dollars in an aggregate principal amount of $200.0 million (“USD Term Loan”) and (iii) a term facility available to the Company and the or the Swiss subsidiary borrower in Euros in an aggregate principal amount of €176.0 million, (“Euro Term Loan”). The USD Term Loan and Euro Term Loan are collectively defined as the “Term Loan”. The Revolver Facility is divided into (a) global tranche, Mexican tranche, and Singaporean tranche commitments, with the aggregate amount of borrowings under each tranche not to exceed $450.0 million, $15.0 million, and $15.0 million, respectively, (b) a global tranche letter of credit facility, available up to $50.0 million of the amount of the Revolver Facility, and (c) a global tranche swingline facility, available up to $100.0 million of the amount of the Revolver Facility. Each of such tranches is available to the Company and the applicable Subsidiary Borrowers, with extensions of credit to the Subsidiary Borrowers not to exceed $325.0 million in the aggregate at any time outstanding. The Company is permitted to increase, subject to certain conditions, the Revolver Facility, the USD Term Loan and/or the Euro Term Loan so long as (i) the Revolver Facility is increased by no more than $250.0 million (for a maximum aggregate Revolver Facility of $730.0 million) and (ii) all facilities are increased by no more than $250.0 million, plus certain repayments of the loans under the Credit Agreement with Wells Fargo Bank, N.A., and the other parties, plus an unlimited amount provided that the incurrence of such amount does not cause the Consolidated Net Leverage Ratio (as defined in the Credit Agreement and which shall be calculated net of up to $100.0 million of unrestricted cash and cash equivalents (“Cash Netting”)) for the four (4) consecutive fiscal quarters then most recently ended to exceed 3.00 to 1.00. Each of the Revolver Facility, the USD Term Loan, and the Euro Term Loan will mature on November 23, 2026. The obligations under the Credit Agreement are (a) guaranteed by (i) with respect to the Subsidiary Borrowers, the Parent Borrower and (ii) with respect to both the Parent Borrower and the Subsidiary Borrowers, each existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. subsidiary of the Parent Borrower (each a “Guarantor”) and (b) secured by substantially all tangible and intangible personal property of the Parent Borrower and each Guarantor and all products, profits and proceeds of the foregoing, in each case, subject to certain exceptions.

The Company has prepayment options, as well as mandatory quarterly prepayments that started on March 31, 2022.

As of June 25, 2022, the Company had a weighted average interest rate of 2.96% with a base rate spread of 225 basis points on LIBOR-based borrowings under the Credit Agreement. Interest is payable in arrears and at maturity.

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

As of June 25, 2022, the Company is in compliance with the financial covenants in the Credit Agreement, with a Consolidated Net Leverage Ratio of 3.13x and a Consolidated Interest Coverage Ratio of 7.93x. As of December 25, 2021, the Company had a Consolidated Net Leverage Ratio of 2.11x and a Consolidated Interest Coverage Ratio of 8.23x. Considering the current global market volatility, inflationary cost pressures primarily in China and Europe, and a change in the Company’s liquidity year-to-date, effective August 1, 2022, the Company entered into an agreement to amend certain provisions and covenants, among other things, (i) allow for a temporary higher maximum total Net Leverage Ratio of 4.5x in the third quarter of 2022, 4.25x in the fourth quarter of 2022 and first quarter of 2023, and 3.75x in the second quarter of 2023 and thereafter to allow for additional operating flexibility to execute fully on the Company’s Turnaround Plan; (ii) introduce two additional pricing levels for total Net Leverage Ratios of 3.0x to 3.5x, and for 3.5x and higher, with a provision to revert to pricing per the original agreement following achievement of a total Net Leverage Ratio of 2.75x or less for two consecutive quarters following the covenant modification period; (iii) replace LIBOR with Secured Overnight Financing Rate ("SOFR") as the reference interest rate on the entire facility, with a 0% SOFR floor and credit spread adjustments across one-, three-, and six-month tenors.

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

At June 25, 2022, the Company had $147.5 million of unused lines of credit, including $143.5 million under the committed, secured Credit Agreement, and $4.0 million available under various uncommitted lines around the world.

Cash

The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes a cash and cash equivalents balance of $118.8 million as of June 25, 2022, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents balance as of June 25, 2022 includes $117.4 million held by foreign subsidiaries. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than deferred tax liability of $10.0 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no United States federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.

The Company’s most significant foreign currency exposures include:

•Australian Dollar
•Euro
•Mexican Peso
•New Zealand Dollar

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

Cash Flow Activity

	26 weeks ended
(In millions)	June 25, 2022	June 26, 2021
Net cash (used in) provided by operating activities	$(58.9)	$3.7
Net cash used in investing activities	$(14.4)	$(4.2)
Net cash used in financing activities	$(73.2)	$(55.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(3.9)	$(5.4)
Net change in cash, cash equivalents and restricted cash	$(147.1)	$(35.8)

Operating Activities

Net cash from operating activities was an outflow of $58.9 million and inflow of $3.7 million in the year-to-date period ended June 25, 2022 and June 26, 2021, respectively. The net unfavorable comparison was primarily due to:

•$68.9 million decrease in Income from continuing operations
•decrease in accounts payable and accrued liabilities, driven by timing of payments and lower business activity, a decrease in accrued compensation mainly from lower management incentives, and a decrease in other taxes payable
•partially offset by lower inventory growth

Investing Activities

During the year-to-date period ended June 25, 2022, the Company had $15.6 million of capital expenditures primarily consisting of:

•$5.9 million related to global information technology projects
•$5.0 million related to molds used in the manufacturing of products
•$3.0 million related to machinery and equipment
•$1.3 million related to buildings and improvement

During the year-to-date period ended June 25, 2022, the Company had $1.2 million proceeds from the sale of long-term assets.

During the year-to-date period ended June 26, 2021, the Company had $17.3 million of capital expenditures primarily consisting of:

•$9.2 million related to molds used in the manufacturing of products
•$6.1 million related to machinery and equipment
•$1.6 million related to global information technology projects
•$0.4 million related to buildings and improvements, including land development near the Company headquarters in Orlando, Florida

During the year-to-date period ended June 26, 2021, the Company had $10.7 million proceeds from the sale of long-term assets primarily consisting of:

•$9.4 million from the sale of a manufacturing plant in France

Financing Activities

During the year-to-date period ended June 25, 2022, the Company had $73.2 million of outflow primarily consisting of:

•$139.2 million outflow related to repayments on the Revolver Facility
•$75.0 million outflow related to the ASR repurchase of its Common Stock outstanding
•Partially offset by $146.0 million inflow related to borrowings from the Revolver Facility

During the year-to-date period ended June 26, 2021, the Company had $55.7 million of outflow primarily consisting of:

•$101.2 million outflow related to repayments for the previous Term Loan
•partially offset by $49.6 million inflow related to short term debt

Dividends

The Company suspended its dividend beginning in the fourth quarter of 2019.

Stock Repurchases

On June 21, 2021, the Company’s board of directors authorized stock repurchases of up to $250.0 million of the Company’s common stock. On February 28, 2022, the Company entered into an ASR agreement with Wells Fargo Bank, National Association (“Wells Fargo”) whereby the Company repurchased shares of its outstanding common stock for a total acquisition cost of $75.0 million. The agreement included delivery of 3,438,264 million or 75% of the shares upfront based on the price of its common stock of $16.36 at the close of business day on February 25, 2022. On May 27, 2022, pursuant to the terms of the ASR agreement, Wells Fargo elected to accelerate the settlement date of the ASR and the Company received the remaining settlement of 1,438,325 shares. The number of shares received was calculated by taking the initial $75.0 million divided by the price of the variable weighted average price ("VWAP") of the Company's share price during the duration of the ASR of $15.38, less the number of shares received at the beginning of the ASR.

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period ended June 25, 2022 and June 26, 2021, 104,149 and 101,005 shares were retained to fund withholding taxes, totaling $1.9 million and $2.9 million, respectively.

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

Interest Rate Risk

Loans taken under the Credit Agreement bear interest under a fixed basis spread on LIBOR as its base rate. As of June 25, 2022, the Company had a weighted average interest rate of 2.96 percent with a base rate spread of 225 basis points on its United States Dollar and Euro denominated LIBOR/EURIBOR-based borrowings under the Credit Agreement.

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

As of June 25, 2022, the Company had total borrowings of $702.2 million outstanding under its Credit Agreement, with €174.9 million denominated in Euro. If short-term interest rates varied by 10 percent, which in the Company’s case would mean short duration United States Dollar and Euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

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

Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the United States Dollar and the large number of currencies involved, although the Company’s most significant income and cash flow exposures are to the Australian Dollar, Euro, Mexican Peso and New Zealand Dollar.

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

While the Company’s derivatives hedge a portion of the balance sheet risk to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges was an outflow of $2.2 million and an outflow of $5.0 million, in the year-to-date periods ended June 25, 2022 and June 26, 2021, respectively.
The United States Dollar equivalent of the Company’s most significant net open forward contracts as of June 25, 2022 were to purchase Euros worth $31.3 million, Mexican Pesos worth $14.2 million and New Zealand Dollars worth $9.1 million and to sell Australian Dollars worth $72.9 million. In agreements to sell foreign currencies in exchange for United States Dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for United States Dollars. The notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of June 25, 2022, the Company had a net derivative asset of $3.0 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company’s cash flow upon the settlement of its forward contracts.

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

Commodity Price Risk

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Company products, and the Company estimates that 2022 cost of sales will include approximately $111.1 million for the cost of resin in the Tupperware brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, the Company estimates that a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by approximately $11.1 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.

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
•the ongoing impact of the COVID-19 outbreak, including, but not limited to, lockdowns, restrictions on workplace requirements, the health, safety, and welfare of our employees, the impact on sales force, and supply chain impacts;
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
•the impact of natural disasters, terrorist activities and epidemic or pandemic disease outbreaks;
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
•the effect of legal, regulatory and tax proceedings, inquiries, decisions, or other related matters, including potential fines or penalties arising out of the ongoing inquiry by the U.S. Securities and Exchange Commission and any potential damages arising out of the litigation and other legal claims, including the ongoing securities class action lawsuits (and related derivative lawsuits) filed against the Company in 2020 and 2022, as well as restrictions imposed on the Company’s operations or Company sales force by foreign governments, including changes in interpretation of employment status of the sales force by government authorities, tax liabilities arising out of implementation and execution of the Company's global tax strategies, exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular in Argentina and Egypt;
•the effect of competitive forces in the markets in which the Company operates, particularly where there are a greater number of competitors;
•the impact of inflation on the Company's business;
•the sale of the Company's Nuvo business;
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
•other risks discussed in Part I, Item 1A, Risk Factors, of the Company’s 2021 Form 10-K and this Form 10-Q, as well as the Company’s Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company’s other filings with the SEC.
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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of June 25, 2022, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the second quarter of 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, which was fully briefed with the 11th Circuit Court of Appeals as of June 1, 2022. The 11th Circuit Court of Appeals has scheduled oral arguments for the appeal the week of October 24, 2022 The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the appeal of the third motion to dismiss in the putative stockholder class action. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleges that statements made in public filings between November 3, 2021 and May 3, 2022 (the “potential class period”) regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased the Company’s shares during the potential class period and demands unspecified monetary damages. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

The United States Securities and Exchange Commission (the “SEC”) has been conducting an inquiry into the Company’s accounting practices relating to its previously-owned Fuller Mexico business and its Tupperware Mexico business. The Company is fully cooperating with this SEC inquiry. As previously disclosed, the Company is in discussions with the SEC regarding a possible settlement of this matter. In the second quarter of 2022, the Company has recognized an estimated liability for this matter in an amount the Company believes is immaterial to its business, financial condition, results of operations and cash flows. The Company believes that any potential settlement will be related to conduct in its Fuller Mexico business, which the Company sold to an unaffiliated third party during the second quarter of 2022. No assurance can be given whether a settlement with the SEC will eventually be reached or the amount of any potential monetary payment or other relief the SEC might obtain regarding this matter.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, Risk Factors in the 2021 Form 10-K for information concerning risk factors. The Company is adding the following risk factors as set forth below.

The following risk factor should be read in conjunction with, and supplement, the risk factors set forth in Part I, Item 1A, Risk Factors of the 2021 Form 10-K. Before making an investment in the Company’s securities, investors should carefully consider the risk discussed below, together with the other information in this Report, including the sections entitled “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other reports and materials filed by the Company with the SEC. Additional risks and uncertainties not presently known by the Company or that are currently deemed immaterial may also impair the Company’s business operations. If any of these risks actually occur, the Company’s business, financial condition and results of operations could be materially affected.

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

Our business, including our ability to fund operating activities, capital projects and interest and debt repayments as well as to execute on the Turnaround Plan, depends upon our generation of strong operating cash flow and available financing sources. As of June 25, 2022, we had cash and cash equivalents of $118.8 million and $147.5 million of availability under our revolving credit facilities and available lines of credit. However, in the first and second quarters of fiscal 2022 we generated negative operating cash flow and, based on our current business plan, including the Turnaround Plan, we expect to continue to spend substantial amounts in future periods, which may result in further periods of negative operating cash flow. Our business and operations may also consume resources faster than we anticipate. Therefore, in order for us to meet our capital requirements and successfully execute our business plan, we may require additional capital through various sources of financing that may include the issuance of new equity securities, debt or a combination of both. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay any dividends on our common stock. Further, additional financing, whether debt or equity, may not be available on favorable terms, or at all. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings or the impact thereof on the price of our common stock. Further, during periods of economic, political and social turmoil such as the present, the financial industry and the credit and capital markets may be materially and adversely affected, increasing the cost of and reducing access to capital. We could also be required to seek funds through asset sales or collaborations, licensing agreements or other strategic alliances that we would not choose to execute solely for operational or strategic reasons. Our ability to obtain additional capital through these or other means will depend on our results of operations and a number of factors, some of which are outside of our control, including the risks described in Item 1A, Risk Factors in the 2021 Form 10-K. The inability to generate sufficient cash flows to support our business, failure to maintain covenant compliance, or the lack of available financing in adequate amounts and on appropriate terms when needed could adversely affect our business, financial condition and results of operations could be materially affected.

We are unable to predict the outcome of the ongoing SEC inquiry and any potential related litigation.

The United States Securities and Exchange Commission (the “SEC”) has been conducting an inquiry into the Company’s accounting practices relating to its previously-owned Fuller Mexico business and its Tupperware Mexico business. The Company is fully cooperating with this SEC inquiry. As previously disclosed, the Company is in discussions with the SEC regarding a possible settlement of this matter. The Company has recognized an estimated liability for this matter within its condensed consolidated balance sheet as of June 25, 2022 in an amount the Company believes is immaterial to its business, financial condition, results of operations and cash flows. The Company believes that any potential settlement will be related to conduct in its Fuller Mexico business, which the Company sold to an unaffiliated third party during the second quarter of 2022. No assurance can be given whether a settlement with the SEC will eventually be reached or the amount of any potential monetary payment or other relief the SEC might obtain regarding this matter.

The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.

We are a party to claims and litigation in the normal course of business. Furthermore, the Company may face material litigation outside the ordinary course of business that could materially adversely impact the Company’s results of operations, financial condition, or cash flows. In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The plaintiffs seek to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, which was fully briefed as of June 1, 2022. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

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

In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleges that statements made in public filings between November 3, 2021 and May 3, 2022 (the “potential class period”) regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased the Company’s shares during the potential class period and demands unspecified monetary damages. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.
** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Mariela Matute
Mariela Matute
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Madeline Otero
Madeline Otero
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Orlando, Florida
August 3, 2022