Form 10-Q
period 2022-09-24
TUPPERWARE BRANDS CORP
filed 2022-11-02
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 13 weeks ended September 24, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of October 31, 2022, 44,478,026 shares of the common stock, $0.01 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars, except per share amounts)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales	$302.8	$376.9	$991.3	$1,207.4
Cost of products sold	106.2	129.0	352.0	380.0
Gross profit	196.6	247.9	639.3	827.4

Selling, general and administrative expense	175.6	190.7	565.9	620.5
Re-engineering charges	4.5	1.8	13.0	9.7
Loss (gain) on disposal of assets	0.7	(1.7)	2.3	(8.9)
Operating income	15.8	57.1	58.1	206.1

Loss on debt extinguishment	—	—	—	8.1
Interest expense	8.3	8.2	18.9	29.7
Interest income	(1.3)	(0.3)	(3.2)	(0.9)
Other expense, net	1.6	1.2	6.6	0.8
Income from continuing operations before income taxes	7.2	48.0	35.8	168.4

Provision (benefit) for income taxes	11.0	(12.4)	32.6	32.2
(Loss) income from continuing operations	(3.8)	60.4	3.2	136.2

(Loss) income from operations of discontinued operations before income taxes	(0.7)	4.3	(6.2)	8.1
Gain (loss) on held for sale assets and dispositions	22.6	(148.1)	21.4	(147.1)
Provision for income taxes	1.3	2.7	0.5	2.4
Income (loss) on discontinued operations	20.6	(146.5)	14.7	(141.4)

Net income (loss)	$16.8	$(86.1)	$17.9	$(5.2)

Basic (loss) earnings from continuing operations - per share	$(0.09)	$1.22	$0.07	$2.75
Basic earnings (loss) from discontinued operations - per share	$0.47	$(2.97)	$0.32	$(2.85)
Basic earnings (loss) per share - Total	$0.38	$(1.75)	$0.39	$(0.10)

Diluted (loss) earnings from continuing operations - per share	$(0.09)	$1.14	$0.07	$2.56
Diluted earnings (loss) from discontinued operations - per share	$0.47	$(2.77)	$0.30	$(2.66)
Diluted earnings (loss) per share - Total	$0.38	$(1.63)	$0.37	$(0.10)

Basic weighted-average shares	44.5	49.4	46.0	49.5
Diluted weighted-average shares	44.5	52.8	49.0	53.1

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income (loss)	$16.8	$(86.1)	$17.9	$(5.2)

Other comprehensive (loss) income
Foreign currency translation adjustments	(32.9)	(2.9)	85.1	4.4
Deferred gain (loss) on cash flow hedges, net of tax	0.1	0.2	(0.1)	0.3
Pension and other post-retirement benefit, net of tax	0.9	1.0	0.8	3.1
Other comprehensive (loss) income	(31.9)	(1.7)	85.8	7.8

Total comprehensive (loss) income	$(15.1)	$(87.8)	$103.7	$2.6

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions of U.S. Dollars, except share amounts)	September 24, 2022	December 25, 2021
Assets
Cash and cash equivalents	$102.9	$267.2
Accounts receivable, net	71.9	86.2
Inventory, net	249.7	232.2
Non-trade accounts receivable, net	25.6	31.9
Prepaid expenses and other current assets	32.8	22.8
Current assets held for sale	—	7.9
Total current assets	482.9	648.2

Deferred tax assets, net	194.1	194.9
Property, plant and equipment, net	149.6	160.9
Operating lease assets	70.2	74.7
Long-term receivables, net	3.5	7.7
Trade names, net	8.4	10.6
Goodwill	38.6	42.7
Other assets, net	106.3	97.2
Assets held for sale	—	18.5
Total assets	$1,053.6	$1,255.4

Liabilities And Shareholders' Equity
Accounts payable	$108.6	$123.3
Current debt and finance lease obligations	13.0	8.9
Accrued liabilities	246.5	287.9
Current liabilities held for sale	6.7	135.8
Total current liabilities	374.8	555.9

Long-term debt and finance lease obligations	687.8	700.5
Operating lease liabilities	51.9	57.3
Other liabilities	113.5	131.0
Liabilities held for sale	1.0	17.8
Total liabilities	1,229.0	1,462.5

Commitments and contingencies (Note 19)
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	207.4	216.9
Retained earnings	1,132.6	1,139.4
Treasury stock, 19,119,875 and 14,726,849 shares, respectively, at cost	(913.9)	(876.1)
Accumulated other comprehensive loss	(602.1)	(687.9)
Total shareholders' equity (deficit)	(175.4)	(207.1)

Total liabilities and shareholders' equity	$1,053.6	$1,255.4

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
(In millions of U.S. Dollars, except per share amounts)	Shares	Dollars	Shares	Dollars
December 25, 2021	63.6	$0.6	14.7	$(876.1)	$216.9	$1,139.4	$(687.9)	$(207.1)
Net loss	—	—	—	—	—	(0.1)	—	(0.1)
Other comprehensive income	—	—	—	—	—	—	14.0	14.0
Repurchase of common stock	—	—	3.4	(56.2)	(18.8)	—	—	(75.0)
Stock and options issued for incentive plans	—	—	(0.2)	16.8	(0.7)	(14.0)	—	2.1
March 26, 2022	63.6	$0.6	17.9	$(915.5)	$197.4	$1,125.3	$(673.9)	$(266.1)
Net income	—	—	—	—	—	1.2	—	1.2
Other comprehensive income	—	—	—	—	—	—	103.7	103.7
Repurchase of common stock	—	—	1.5	(9.9)	9.9	—	—	—
Stock and options issued for incentive plans	—	—	(0.3)	10.6	1.4	(9.9)	—	2.1
June 25, 2022	63.6	$0.6	19.1	$(914.8)	$208.7	$1,116.6	$(570.2)	$(159.1)
Net income	—	—	—	—	—	16.8	—	16.8
Other comprehensive loss	—	—	—	—	—	—	(31.9)	(31.9)
Stock and options issued for incentive plans	—	—	—	0.9	(1.3)	(0.8)	—	(1.2)
September 24, 2022	63.6	0.6	19.1	(913.9)	207.4	1,132.6	(602.1)	(175.4)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings
(In millions of U.S. Dollars, except per share amounts)	Shares	Dollars	Shares	Dollars
December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,161.6	$(685.9)	$(204.7)
Net income	—	—	—	—	—	45.3	—	45.3
Other comprehensive income	—	—	—	—	—	—	5.3	5.3
Stock and options issued for incentive plans	—	—	(0.3)	19.1	(0.2)	(18.1)	—	0.8
March 27, 2021	63.6	$0.6	14.0	$(877.4)	$215.3	$1,188.8	$(680.6)	$(153.3)
Net income	—	—	—	—	—	35.6	—	35.6
Other comprehensive income	—	—	—	—	—	—	4.2	4.2
Stock and options issued for incentive plans	—	—	(0.3)	22.1	0.9	(22.3)	—	0.7
June 26, 2021	63.6	$0.6	13.7	$(855.3)	$216.2	$1,202.1	$(676.4)	$(112.8)
Net loss	—	—	—	—	—	(86.1)	—	(86.1)
Other comprehensive loss	—	—	—	—	—	—	(1.7)	(1.7)
Repurchase of common stock	—	—	1.0	(25.0)	—	—	—	(25.0)
Stock and options issued for incentive plans	—	—	—	0.2	2.3	(0.2)	—	2.3
September 25, 2021	63.6	$0.6	14.7	$(880.1)	$218.5	$1,115.8	$(678.1)	$(223.3)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021
Operating Activities
Net income (loss)	$17.9	$(5.2)
Less: (income) loss from discontinued operations	(14.7)	141.4
Income from continuing operations	$3.2	$136.2

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28.9	29.2
Unrealized foreign exchange loss	0.8	—
Stock-based compensation	4.9	6.2
Amortization of deferred debt issuance costs	1.2	4.1
Loss (gain) on disposal of assets	1.6	(9.9)
Provision for credit losses	6.5	3.8
Loss on debt extinguishment	—	8.1
Write-down of inventories	5.1	9.2
Net change in deferred taxes	0.1	(37.5)
Net cash settlement from hedging activity	0.8	(4.2)
Other	(0.3)	(0.2)
Changes in assets and liabilities:
Accounts receivable	5.7	1.3
Inventories	(31.5)	(70.1)
Non-trade accounts receivable	(0.6)	(13.7)
Prepaid expenses and other current assets	(11.4)	(4.2)
Other assets	(8.1)	(0.9)
Accounts payable and accrued liabilities	(53.1)	(39.0)
Income taxes payable	(8.7)	(1.5)
Other liabilities	(10.9)	(13.3)
Net cash (used in) provided by operating activities	$(65.8)	$3.6

Investing Activities
Capital expenditures	(25.9)	(25.1)
Proceeds from disposal of assets	4.1	14.1
Net cash used in in investing activities	$(21.8)	$(11.0)

Financing Activities
Term loan repayment	(7.1)	(101.2)
Borrowings on revolver facility	209.0	—
Repayment of revolver facility	(188.2)	—
Net increase in short-term debt	2.0	94.4
Debt issuance costs payment	(1.4)	(2.2)
Finance lease repayments	(1.7)	(1.0)
Common stock repurchase	(75.0)	(25.0)
Cash payments of employee withholding tax for stock awards	(1.9)	(2.9)
Proceeds from exercise of stock options	—	0.5
Net cash used in financing activities	$(64.3)	$(37.4)

Discontinued Operations
Cash (used in) provided by operating activities	(4.8)	2.7
Cash provided by investing activities	6.9	30.5
Cash provided by discontinued operations	$2.1	$33.2

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.4)	(6.4)
Net change in cash, cash equivalents and restricted cash	(162.2)	(18.0)
Cash, cash equivalents and restricted cash at beginning of year	273.8	150.5
Cash, cash equivalents and restricted cash at end of period (a) (b)	$111.6	$132.5
(a) Includes $0.0 million and $0.7 million of cash on discontinued operations as of September 24, 2022 and September 25, 2021, respectively.
(b) Includes Restricted Cash of $2.8 million in Prepaid Expenses and Other Current Assets and $5.9 million in Other Assets, net as of September 24, 2022 and $1.8 million in Prepaid Expenses and Other Current Assets and $6.2 million in Other Assets, net as of September 25, 2021, respectively.

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

Out-of-Period Misstatements

In the third quarter of 2022, the Company recorded an out-of-period adjustment to income tax expense which resulted in a $1.3 million decrease in income from continuing operations. This error resulted from intercompany costs which were allocated to an incorrect legal entity resulting in a net understatement of income tax expense for the entities. The Company has recorded an aggregate net $2.6 million decrease in income from continuing operations in the year-to-date period ended September 24, 2022, composed of the above-referenced adjustment and three other adjustments identified in the second quarter of 2022. Management has determined that these errors were not material to any of its previously issued financial statements individually or in the aggregate.

Discontinued Operations

Discontinued operations include certain key brands of the Company’s beauty business, including House of Fuller, Nutrimetics, Nuvo, and Avroy Shlain. Avroy Shlain was sold in the first quarter of 2021, House of Fuller Mexico was sold in the second quarter of 2022, and, as noted in Note 13: Held for Sale Assets and Discontinued Operations, Nutrimetics was sold on July 1, 2022. The Company is currently in discussions with a potential buyer for Nuvo with the intention of having a deal signed and completed in the fourth quarter of 2022.

In the third quarter of 2021, the Company determined that these dispositions represented a strategic shift that would have a major effect on its results of operations. As such, the results of the beauty business are reflected as discontinued operations including all comparative prior period information in these Condensed Consolidated Financial Statements. Certain costs previously allocated to the beauty business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. See Note 13: Held for Sale Assets and Discontinued Operations, for additional information.

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

Economic Uncertainties

For the third quarter ended September 24, 2022, the Company's business activities continued to be impacted by the Coronavirus pandemic (“COVID-19”), most notably in China, where lockdowns persist. In addition, the Company's business activities, particularly in Europe, continued to experience volatility and were impacted by lower consumer sentiment and increased cost of energy. Inflation has increased globally resulting in less disposable income for consumers and lower consumer sentiment. The U.S. dollar has strengthened against the Euro, Japanese Yen, and other currencies. This continues to be a headwind for the Company as its foreign denominated revenues are translated into USD at lower exchange rates negatively impacting results.As a result, many of the Company's estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.

Equity

On February 28, 2022, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Wells Fargo Bank, National Association (“Wells Fargo”), under which the Company paid $75.0 million and received an initial share delivery of 3,438,264 shares of the Company's outstanding common stock, which were immediately retired. The initial number of shares received was calculated as 75% of the $75.0 million divided by the price of the Company's common stock on February 25, 2022 of $16.36. On May 27, 2022, pursuant to the terms of the ASR agreement, Wells Fargo elected to accelerate the settlement date of the ASR and the Company received the remaining settlement of 1,438,325 shares, which were immediately retired. The number of shares received was calculated by taking the initial $75.0 million divided by the price of the variable weighted average price (“VWAP”) of the Company's share price during the duration of the ASR of $15.38, less the number of shares received at the beginning of the ASR.

New Accounting Pronouncements

Standards Recently Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), an optional guidance for a limited period of time to ease the transition from the London interbank offered rate (“LIBOR”) to an alternative reference rate. The ASU intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. The amendments should be applied on a prospective basis. In addition, the FASB also issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”) to refine the scope of ASC 848, “Reference Rate Reform” (“ASC 848”) and ASU 2020-04 in response to Reference Rate Reform in January 2021. ASU 2021-01 adds guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that will be discontinued, but are modified as a result of the discontinuing transition. This guidance was effective upon issuance through December 31, 2022. The Company adopted this guidance during the third quarter of 2022 and the adoption did not have any material impact on its Consolidated Financial Statements.

Note 2: Distribution Costs

The cost of products sold line item includes costs related to the purchase and manufacturing of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw materials, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the selling, general and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue.

Distribution costs were:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Distribution costs	$26.7	$32.5	$91.3	$113.2

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

Promotional costs were:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Promotional costs	$41.6	$51.9	$138.9	$184.6

Note 4: Incentive Compensation Plans

Stock Options

Stock option activity for 2022, under all of the Company's incentive plans, is summarized in the following table:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at December 25, 2021	3,233,672	$40.41	$12.6
Expired / Forfeited	(479,248)	52.80
Outstanding at September 24, 2022	2,754,424	$38.25	$5.0

Exercisable at September 24, 2022	1,754,424	$58.57	$—

Market and Performance Awards, Restricted Stock and Restricted Stock Units

The Company also grants restricted stock, restricted stock units, performance-vested awards, and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one year to three years. The activity for such awards in 2022 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Outstanding at December 25, 2021	4,500,211	$5.71
Time-vested shares granted	1,209,268	11.49
Performance and market shares granted	694,904	13.16
Performance share adjustments	(636,549)	14.74
Vested	(502,767)	9.89
Forfeited	(816,567)	10.86
Outstanding at September 24, 2022	4,448,500	$5.77

Stock-based compensation expense was:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Stock options	$0.1	$0.1	$0.3	$0.4
Time, performance, and market vested share awards	$(1.1)	$2.2	$4.6	$5.8

Unrecognized stock-based compensation expense and the weighted average years to recognize the unrecognized stock-based compensation was as follows:

As of
(In millions of U.S. Dollars)	September 24, 2022
Unrecognized stock-based compensation expense	$16.1
Weighted average years to recognize the unrecognized stock-based compensation	2.5 years

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes.

Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	39 weeks ended
(In millions of U.S. Dollars, except share amounts)	September 24, 2022	September 25, 2021
Shares retained to fund withholding taxes	105,655	102,019
Value of shares retained to fund withholding taxes	$1.9	$2.9

Note 5: Re-engineering Charges

Re-engineering charges are mainly related to the “Turnaround Plan” which was launched in mid-2020 under the new leadership. The key elements of the Turnaround Plan include: increasing the Company's right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. Re-engineering charges are primarily related to severance costs, outside consulting services, and facility costs. The Company expects re-engineering expenses to continue this year and next year related to the Turnaround Plan. Total charges incurred to date related to the Turnaround Plan are approximately $56.0 million, including $48.7 million related to severance charges, and $7.3 million related to other charges, primarily consulting costs. The Company expects to incur $20.0 million to $30.0 million of Turnaround Plan charges in 2022. Turnaround Plan charges for 2023 have not yet been approved by Board of Directors.

Re-engineering charges were:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Turnaround plan	$4.5	$1.6	$13.0	$8.2
Other	—	0.2	—	1.5
Total re-engineering charges	$4.5	$1.8	$13.0	$9.7

Total re-engineering charges by segments

Total re-engineering charges by segment were:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Asia Pacific	0.4	0.5	0.7	2.1
Europe	0.7	1.1	5.2	4.0
North America	—	0.3	—	1.7
South America	(0.1)	—	0.2	0.2
Corporate	3.5	(0.1)	6.9	1.7
Total re-engineering charges by segment	$4.5	$1.8	$13.0	$9.7

The balance included in accrued liabilities related to the Turnaround Plan was:

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Beginning balance	$12.9	$18.7
Provision	13.0	14.8
Currency translation adjustment	(0.5)	(0.4)
Cash expenditures:
Severance	(9.9)	(12.7)
Other	(0.7)	(7.5)
Ending balance	$14.8	$12.9

Note 6: Income Taxes

The effective tax rate was:

	13 weeks ended		39 weeks ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Effective tax rate	152.8%	(25.8)%	91.1%	19.1%

The change in the effective tax rate for the third quarter of 2022 as compared to the third quarter of 2021, was primarily due to:

•a non-recurring favorable impact from a tax policy change elected in the prior year related to a tax method change for certain direct and indirect costs of inventory and self-constructed assets under Internal Revenue Code (IRC) Section 263A,
•an unfavorable jurisdictional mix of earnings, significantly impacted by the marginal pre-tax earnings in the third quarter of 2022,
•negative impact of the Global Intangible Low Taxed Income (GILTI) regime, which results in a reduction of benefits on domestic losses,
•additional valuation allowance on disallowed interest expense due to the change in IRC Section 163(j) rules from EBITDA to EBIT. The Company maintains a full valuation allowance on deferred tax assets for interest carryforwards, and
•as described in Note 1: Summary of Significant Accounting Policies, the Company recorded an out-of-period adjustment to income tax expense during the third quarter of 2022 which resulted in a $1.3 million decrease in income from continuing operations. This error resulted from intercompany costs which were allocated to an incorrect legal entity resulting in a net understatement of income tax expense for the two entities.

On August 16, 2022, President Biden signed the Inflation Reduction Act (the “IRA) into law, which includes implementation of a new alternative minimum tax, a nondeductible excise tax on stock buybacks and significant tax incentives for energy and climate initiatives, among other provisions. The Company has evaluated the various provisions of the IRA and has determined there are no material impacts on its operations or reporting requirements.

There was no change in the third quarter of 2022 to the uncertain tax position reserves. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2004 through 2020.

While the Company does not currently expect material changes, it is reasonably possible that the conclusion of, or new developments in, audits in foreign jurisdictions could impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which the Company does business and the number of open tax periods.

Note 7: Earnings Per Share
Basic earnings (loss) per share - Total is calculated by dividing net income (loss) by the basic weighted-average shares. Diluted earnings (loss) per share - Total is calculated by also considering the impact of dilutive securities such as stock options, restricted shares, restricted stock units and performance share units on both net income (loss) and the basic weighted-average shares. In the third quarter of 2022, the dilutive impact of outstanding stock options, restrictive stock units, and performance and market based shares were excluded from dilutive shares as a result of the Company's (Loss) income from continuing operations as their inclusion would have been anti-dilutive.

The elements of the earnings per share computations were as follows:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars, except per share amounts)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
(Loss) income from continuing operations	$(3.8)	$60.4	$3.2	$136.2
Income (loss) on discontinued operations	$20.6	$(146.5)	$14.7	$(141.4)
Net income (loss)	$16.8	$(86.1)	$17.9	$(5.2)

Basic weighted-average shares	44.5	49.4	46.0	49.5
Effect of dilutive securities	—	3.4	3.0	3.6
Diluted weighted-average shares	44.5	52.8	49.0	53.1

Basic (loss) earnings from continuing operations - per share	$(0.09)	$1.22	$0.07	$2.75
Basic earnings (loss) from discontinued operations - per share	$0.47	$(2.97)	$0.32	$(2.85)
Basic earnings (loss) per share - Total	$0.38	$(1.75)	$0.39	$(0.10)

Diluted (loss) earnings from continuing operations - per share	$(0.09)	$1.14	$0.07	$2.56
Diluted earnings (loss) from discontinued operations - per share	$0.47	$(2.77)	$0.30	$(2.66)
Diluted earnings (loss) per share - Total	$0.38	$(1.63)	$0.37	$(0.10)

Excluded anti-dilutive shares	2.5	2.4	2.6	2.6

Note 8: Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss was as follows:

(In millions of U.S. Dollars, net of tax)	Foreign Currency Items (a), (d)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 25, 2021	$(664.5)	$0.2	$(23.6)	$(687.9)

Other comprehensive (loss) income before reclassifications	(17.5)	0.5	0.4	(16.6)
Amounts reclassified from accumulated other comprehensive loss	102.6	(0.6)	0.4	102.4
Other comprehensive income (loss)	85.1	(0.1)	0.8	85.8

Balance at September 24, 2022	$(579.4)	$0.1	$(22.8)	$(602.1)
____________________
(a)    Foreign currency amounts reclassified from accumulated other comprehensive loss impact the other expense, net, other than amounts related to the disposal of House of Fuller Mexico and Nutrimetics described in (d) below.
(b) Cash flow hedge amounts reclassified from accumulated other comprehensive loss impact the cost of products sold line item in the Condensed Consolidated Statements of Income. See additional information for cash flow hedges at Note 14: Derivative Financial Instruments and Hedging Activities.
(c)     See additional information for pension and other post-retirement items at Note 17: Retirement Benefit Plans.
(d)    Ending balance reflects $132.7 million of accumulated foreign currency losses that were reclassified out as a result of the disposal of the House of Fuller Mexico entity. The loss was fully reserved and recorded as a loss in discontinued operations in 2021. This is partially offset by $30.1 million of accumulated foreign currency gains that were reclassified as a result of the disposal of Nutrimetics. For more information see Note 13: Held for Sale Assets and Discontinued Operations.

(In millions of U.S. Dollars, net of tax)	Foreign Currency Items (a)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 26, 2020	$(648.4)	$0.2	$(37.7)	$(685.9)

Other comprehensive income before reclassifications	4.4	0.5	0.4	5.3
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	2.7	2.5
Other comprehensive income	4.4	0.3	3.1	7.8

Balance at September 25, 2021	$(644.0)	$0.5	$(34.6)	$(678.1)
____________________
(a)    Foreign currency amounts reclassified from accumulated other comprehensive income (loss) impact the other expense, net line item in the Condensed Consolidated Statements of Income.
(b) Cash flow hedge amounts reclassified from accumulated other comprehensive income (loss) impact the cost of products sold line item in the Condensed Consolidated Statements of Income (Loss). See additional information for cash flow hedges at Note 14: Derivative Financial Instruments and Hedging Activities.
(c)    See additional information for pension and other post-retirement items at Note 17: Retirement Benefit Plans.

Amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of:

	39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021
Cash flow hedge (gains) losses	$(0.8)	$0.2
Tax provision	0.2	—
Amounts reclassified from accumulated other comprehensive loss for cash flow hedges	$(0.6)	$0.2

Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of:

	39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021
Prior service (benefit) costs	$(0.5)	$0.4
Settlements gains	—	(1.4)
Actuarial losses (gains)	1.2	(2.6)
Tax (benefit) provision	(0.3)	0.9
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items	$0.4	$(2.7)

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

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Cash and cash equivalents	$102.9	$267.2
Restricted cash	8.7	6.6
Cash, cash equivalents and restricted cash at end of period	$111.6	$273.8

Note 10: Accounts Receivable

The accounts receivable and allowance for credit losses balance was:

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Accounts receivable	$93.6	$117.3
Allowance for credit losses	(21.7)	(31.1)
Accounts receivable, net	$71.9	$86.2

Note 11: Inventories

Inventories balance net of any inventory allowance was:

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Finished goods	$183.2	$181.2
Work in process	35.8	28.4
Raw materials and supplies	30.7	22.6
Inventory, net	$249.7	$232.2

Note 12: Long-Term Receivables

The long-term receivables and allowance for long-term receivables balance was as follows:

As of
(In millions of U.S. Dollars)	September 24, 2022
Long-term receivables, gross	$27.7

Beginning balance for allowance for long-term receivables	$(25.6)
Write-offs	—
Recoveries	0.1
Provision	(1.7)
Currency translation adjustment	3.0
Allowance for long-term receivables	$(24.2)

Long-term receivables, net	$3.5

As of December 25, 2021, gross long-term receivables was $33.3 million and the associated allowance was $25.6 million.

Majority of long-term receivables from both active and inactive customers that are past due were reserved through the Company's allowance for credit losses. Long-term receivables, gross that were past due were:

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Long-term receivables past due	$24.1	$29.2

Note 13: Held for Sale Assets and Discontinued Operations

Discontinued operations include certain key brands of the Company’s beauty business including Avroy Shlain, House of Fuller, Nutrimetics, and Nuvo. Avroy Shlain was sold in the first quarter of 2021 and House of Fuller Mexico was sold on May 4, 2022. On July 1, 2022 the Company closed on the sale of its Nutrimetics beauty business. The Company is currently in discussions with a potential buyer for Nuvo with the intention of having a deal signed and completed in the fourth quarter of 2022.

In the third quarter of 2021, the Company had determined that these dispositions represented a strategic shift that would have a major effect on its results of operations. As such, reflected below are the results of the beauty business as discontinued operations including all comparative prior period information in these Condensed Consolidated Financial Statements. Certain costs previously allocated to the beauty business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. For the year ended December 25, 2021, the Company recognized a loss on the classification of held for sale assets of House Fuller, Nutrimetics, and Nuvo of $133.5 million based on total expected proceeds less costs to sell. The loss primarily related to currency translation losses of $140.9 million which was in accumulated other comprehensive income. In connection with the loss, the Company recorded a contra-asset and liability on the balance sheet. Approximately $133.0 million of currency translation losses and $30.1 million of currency translation gains in accumulated other comprehensive income and the equivalent amount of the contra-asset liability were derecognized and removed from the balance sheet in the second quarter of 2022 and third quarter of 2022 upon the completion of the sale of House of Fuller Mexico and Nutrimetics, respectively.

Financial Information of Discontinued Operations

The results of operations are presented as discontinued operations as summarized below:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales	$3.1	$45.2	$62.7	$139.7
Cost of products sold	1.3	16.9	24.4	51.6
Gross profit	$1.8	$28.3	$38.3	$88.1

Selling and administrative expenses	2.6	23.5	43.6	77.9
Re-engineering charges	—	0.1	0.4	0.1
Other (income) expense ,net	(0.1)	0.4	0.5	2.0
(Loss) income from operations of discontinued operations before tax	$(0.7)	$4.3	$(6.2)	$8.1
Gain (loss) on disposal of assets	22.6	(148.1)	$21.4	$(147.1)
Income (loss) from discontinued operations before income taxes	$21.9	$(143.8)	$15.2	$(139.0)

Provision for income taxes	1.3	2.7	0.5	2.4
Net Income (loss) from discontinued operations	$20.6	$(146.5)	$14.7	$(141.4)

The carrying amount of major classes of assets and liabilities classified as held for sale that were included in discontinued operations at September 24, 2022 and December 25, 2021 are shown in the table below.

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Assets
Cash and cash equivalents	$—	$0.2
Accounts receivable, net	2.9	14.9
Inventory, net	4.0	25.8
Non-trade accounts receivable, net	—	2.2
Prepaid expenses and other current assets	0.5	1.5
Accumulated translation adjustment losses, current	(7.4)	(36.7)
Total assets of discontinued operations - current	$—	$7.9

Deferred tax assets, net	—	6.2
Property, plant and equipment, net	0.8	7.8
Operating lease assets	1.8	11.1
Trade names, net	—	6.7
Goodwill	1.9	1.7
Other assets, net	—	2.7
Accumulated translation adjustment losses	(4.5)	(17.7)
Assets held for sale	$—	$18.5
Total assets of discontinued operations	$—	$26.4

Liabilities
Accounts payable	$1.3	$17.0
Accrued liabilities	1.5	30.5
Accumulated translation adjustment losses, current	3.9	88.3
Total liabilities of discontinued operations - current	$6.7	$135.8

Operating lease liabilities	1.0	8.6
Other liabilities	—	9.2
Liabilities held for sale	$1.0	$17.8
Total liabilities of discontinued operations	$7.7	$153.6

Note 14: Derivative Financial Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows, and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening United States Dollar generally has a negative impact on the Company's financial results. In response, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as a fair value, cash flow, or net investment hedge.

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

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
(Loss) income on fair value hedges	$(0.2)	$1.8	$(1.8)	$4.1

Cash Flow Hedges

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted transactions or purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases or intercompany dividends. At initiation, the Company’s cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The portion of the gain or loss included in the assessment of hedge effectiveness is recorded in other comprehensive (loss) income and is reclassified into earnings through the same line item as the transaction being hedged at the time the hedged transaction impacts earnings. As such, the balance at the end of the current reporting period in other comprehensive (loss) income, related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. Changes in fair value, net of tax recorded in, or reclassified into, other comprehensive (loss) income was as follows:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Pre-tax (loss) income recorded in other comprehensive (loss) income	$(0.5)	$0.2	$1.1	$0.6
Pre-tax (loss) income reclassified into income from other comprehensive (loss) income	$(0.7)	$—	$0.9	$—

Net Investment Hedges

The Company uses derivative financial instruments, such as forward contracts and certain Euro denominated intercompany borrowings to hedge a portion of its net equity investment in international operations and designates these as net investment hedges. Changes in the value of these financial instruments are included in foreign currency translation adjustments within accumulated other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. Changes in fair value, net of tax, recorded in other comprehensive (loss) income and the pre-tax income on forward points was as follows:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Pre-tax income (loss) recorded in other comprehensive (loss) income	$11.7	$(4.0)	$23.2	$(4.9)

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. The notional value of forward contracts to purchase and sell currencies was:

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Notional value of forward contracts to purchase currencies	$171.0	$96.4
Notional value of forward contracts to sell currencies	$170.3	$99.2

The notional value of largest outstanding positions to purchase and sell currencies was:

As of
(In millions of U.S. Dollars)	September 24, 2022
Purchase Indonesian Rupiah	$89.3
Purchase Mexican Pesos	$53.8
Purchase Euros	$11.4
Sell Swiss Francs	$57.3

As of
(In millions of U.S. Dollars)	December 25, 2021
Purchase Japanese Yen	$14.3
Purchase United States Dollars	$63.1
Sell Swiss Francs	$32.6
Sell Euros	$35.7

Fair Value Measurement

Fair values of the Company's derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Derivatives designated as hedging instruments (in millions)	Balance sheet location	September 24, 2022	December 25, 2021
Derivative assets:
Foreign exchange contracts	Non-trade accounts receivable, net	$1.3	$8.5

Derivative liabilities:
Foreign exchange contracts	Accrued liabilities	$(1.3)	$(7.3)

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

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Net derivative asset	$0.1	$1.2

Note 15: Deferred Revenue

Deferred revenue is recorded in the accrued liabilities line item in the Condensed Consolidated Balance Sheets. Deferred revenue balance, which was primarily related to payments received in advance for orders not yet shipped, was as follows:

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Deferred revenue	$8.2	$4.5

Note 16: Debt

The debt portfolio consisted of:

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Term loan	$369.2	$398.5
Revolver facility	332.8	312.0
Finance leases	—	1.8
Line of credit	2.0	—
Unamortized debt issuance costs	(3.2)	(2.9)
Total debt	$700.8	$709.4

Current debt and finance lease obligations	$13.0	$8.9
Long-term debt and finance lease obligations	687.8	700.5
Total debt	$700.8	$709.4

Credit Agreement

On November 23, 2021, the Company and its wholly owned subsidiaries, Tupperware Products AG, Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), entered into a credit agreement (as amended from time to time, the “Credit Agreement”) with Wells Fargo Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, and issuing bank; Wells Fargo Securities, LLC, BMO Capital Markets Corp., Fifth Third Bank, and Truist Securities Inc. as joint lead arrangers and joint bookrunners; and BMO Harris Bank, N.A, Fifth Third Bank, National Association, and Truist Bank, as syndication agents. The Credit Agreement provides for (i) a revolving credit facility (“Revolver Facility”) in an aggregate principal amount available to the Company and the Subsidiary Borrowers of up to $480.0 million, (ii) a term facility available to the Company in U.S. dollars in an aggregate principal amount of $200.0 million (“USD Term Loan”) and (iii) a term facility available to the Company or the Swiss subsidiary borrower in Euros in an aggregate principal amount of €176.0 million, (“Euro Term Loan”). The USD Term Loan and Euro Term Loan are collectively defined as the “Term Loan”.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things, Consolidated Net Leverage Ratio and Consolidated Interest Coverage Ratio requirements, compliance with laws, delivery of quarterly and annual financial statements, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The Credit Agreement also includes events of default relating to customary matters (and customary notice and cure periods), including, among other things, nonpayment of principal, interest or other amounts; violation of covenants;

incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to material indebtedness; bankruptcy; material judgments; and certain ERISA events. The Credit Agreement also includes an acceleration clause which permits the lenders to accelerate the maturity date under certain circumstances including material adverse effects on the Company's financial status.

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

Considering the current global market volatility, inflationary cost pressures primarily in China and Europe, and a change in the Company’s liquidity year-to-date, effective August 1, 2022, the Company entered into an agreement (the “First Amendment to Credit Agreement”) to amend certain provisions and covenants to, among other things, (i) allow for a temporary higher maximum total Net Leverage Ratio of 4.5x in the third quarter of 2022, 4.25x in the fourth quarter of 2022 and first quarter of 2023, and 3.75x in the second quarter of 2023 and thereafter to allow for additional operating flexibility to execute fully on the Company’s Turnaround Plan; (ii) introduce two additional pricing levels for total Net Leverage Ratios of 3.0x to 3.5x, and for 3.5x and higher, with a provision to revert to pricing per the original agreement following achievement of a total Net Leverage Ratio of 2.75x or less for two consecutive quarters following the covenant modification period; (iii) replace LIBOR with Secured Overnight Financing Rate (“SOFR”) as the reference interest rate on the entire facility, with a 0% SOFR floor and credit spread adjustments across one-, three-, and six-month tenors.

As of September 24, 2022, the Company had a weighted average interest rate of 4.39% with a base rate spread of 275 basis points on SOFR-based borrowings under the Credit Agreement. Interest is payable in arrears and at maturity. As of September 24, 2022, the Company is in compliance with the financial covenants in the First Amendment to Credit Agreement, with a Consolidated Net Leverage Ratio of 4.17x and a Consolidated Interest Coverage Ratio of 5.93x. As of December 25, 2021, the Company had a Consolidated Net Leverage Ratio of 2.11x and a Consolidated Interest Coverage Ratio of 8.23x.

The Company has experienced volatility in earnings during the nine months ended September 24, 2022 as it executes the Turnaround Plan and responds to the unpredictability in the market related to recessionary concerns, inflation and COVID lockdowns. As of September 24, 2022, the Company was in compliance with its financial covenants in the First Amendment to the Credit Agreement. Due to the volatility in the Company’s earnings and progressive tightening of the financial covenants in the First Amendment to the Credit Agreement, it is probable that the Company will not be able to maintain compliance with the covenants in its Credit Agreement, including the existing Consolidated Net Leverage Ratio covenant, for the next twelve months. The Company is in negotiations with its lenders to amend the Credit Agreement; however, the Company’s ability to amend its covenants, obtain a waiver or otherwise refinance its debt, as well as the timing and terms of any such amendment or refinancing, are dependent upon a number of factors, and there can be no assurance that the Company will be successful in such efforts.

If the Company is unable to comply with its covenants, including the Consolidated Net Leverage Ratio covenant, then the Credit Agreement lenders could take action to cause amounts due under the Credit Agreement to become due and payable unless the Company is able to amend such covenants, obtain a waiver or otherwise refinance its debt. If the Company is unable to access future borrowings or is required to pay amounts due under its Credit Agreement prior to their normal maturity dates, this would have a material impact to its financial position. Accordingly, the Company believes that there is substantial doubt about its ability to continue as a going concern for the twelve-month period following the date of this filing.

The Company is undertaking expense reduction and cash savings initiatives as part of the Turnaround Plan to help continue to pay down its debt and reduce the Consolidated Net Leverage Ratio. The expense reduction and cash saving initiatives include streamlining facilities, managing working capital, reducing capital expenditures, and reducing overall selling, general and administrative expenses.

The Company routinely increases its Revolver Facility borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities, and uses cash available at the end of each quarter to temporarily reduce borrowing levels. As a result, the Company incurs more interest expense on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.

At September 24, 2022, the Company had $135.3 million of unused lines of credit, including $131.3 million under the committed, secured Credit Agreement, and $4.0 million available under various uncommitted lines around the world.

Note 17: Retirement Benefit Plans

Components of net periodic cost (benefit) for the third quarters ended September 24, 2022 and September 25, 2021 were as follows:

	Pension benefits		Post-retirement benefits
	13 weeks ended		13 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Service cost	$1.0	$1.7	$—	$—
Interest cost	0.6	1.3	0.1	—
Return on plan assets	(0.5)	(0.8)	—	—
Settlement/curtailment	—	0.2	—	—
Net amortization	0.5	0.9	(0.2)	(0.1)
Net periodic cost (benefit)	$1.6	$3.3	$(0.1)	$(0.1)

	Pension benefits		Post-retirement benefits
	39 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Service cost	$3.3	$5.3	$—	$0.1
Interest cost	2.0	3.0	0.2	0.2
Return on plan assets	(1.5)	(2.5)	—	—
Settlement/curtailment	—	1.4	—	—
Net amortization	1.2	2.6	(0.5)	(0.4)
Net periodic cost (benefit)	$5.0	$9.8	$(0.3)	$(0.1)

During the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively, approximately $0.7 million and $3.6 million of pre-tax losses were reclassified from other comprehensive (loss) income to a component of net periodic (benefit) cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $1.4 million and $4.3 million related to the components of net periodic (benefit) cost, excluding service cost, in other expense, net in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively.

Note 18: Commitments and Contingencies

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

Mondelez International, Inc., which was formerly affiliated with Premark International, Inc., the Company's former parent, has assumed any liabilities arising out of certain divested or discontinued businesses. The liabilities assumed include matters alleging product liability, environmental liability, and infringement of patents.

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities

Act of 1934. The lead plaintiff seeks to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, which was fully briefed with the 11th Circuit Court of Appeals as of June 1, 2022. The 11th Circuit Court of Appeals has scheduled oral argument for the appeal in December 2022. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the appeal of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the appeal of the third motion to dismiss in the putative stockholder class action. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleges that statements made in public filings between November 3, 2021 and May 3, 2022 (the “potential class period”) regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased the Company’s shares during the potential class period and demands unspecified monetary damages. The plaintiff intends to file an amended complaint in late November 2022. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In August 2022, a stockholder derivative complaint was filed in Florida state court against certain of the Company’s current and former officers and directors. The derivative complaint asserts claims against the former officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

The SEC was conducting an inquiry into the Company’s accounting practices relating to its previously-owned Fuller Mexico business and its Tupperware Mexico business. On September 29, 2022, the SEC issued a final order approving the settlement of the inquiry. Under the terms of the order, the Company neither admits nor denies the SEC's findings and paid an immaterial civil penalty, which was fully accrued in the second quarter of 2022.

Leases

Leases, including the minimum rental commitments for 2023, primarily are for automobiles that generally have a lease term of 1 year to 4 years, with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight-line basis over the minimum lease terms for operating leases. There are no lease agreements containing material renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 19: Fair Value Measurements

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

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, accrued liabilities, lines of credit, and leased assets and liabilities approximated their fair values at September 24, 2022 and December 25, 2021.

The term loan and revolver facility are classified as Level 2 liabilities and are estimated using a market approach.

The fair value of the term loan and revolver facility were as follows:

	As of		As of
	September 24, 2022		December 25, 2021
(In millions of U.S. Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$369.2	$347.2	$398.5	$398.5
Revolver facility	332.8	312.9	312.0	312.0
Total	$702.0	$660.1	$710.5	$710.5

The Company does not have any recurring Level 3 fair value measurements.

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

Segment details were as follows:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales:
Asia Pacific	$85.4	$112.9	$273.9	$343.8
Europe	60.8	91.3	222.6	326.8
North America	86.3	103.1	292.4	343.0
South America	70.3	69.6	202.4	193.8
Total net sales	$302.8	$376.9	$991.3	$1,207.4

Segment profit:
Asia Pacific	$11.1	$25.7	$35.3	$81.9
Europe	2.0	14.7	14.3	66.5
North America	5.7	10.5	32.3	42.6
South America	14.3	13.5	38.9	46.8
Total Segment Profit	33.1	64.4	120.8	237.8

Unallocated expenses	12.1	7.2	47.4	30.9
Re-engineering charges (a)	4.5	1.8	13.0	9.7
Loss (gain) on disposal of assets	0.7	(1.7)	2.3	(8.9)
Loss on debt extinguishment	—	—	—	8.1
Interest expense	8.3	8.2	18.9	29.7
Interest income	(1.3)	(0.3)	(3.2)	(0.9)
Other expense, net	1.6	1.2	6.6	0.8
Income from continuing operations before income taxes	$7.2	$48.0	$35.8	$168.4
____________________
(a)    See Note 5: Re-engineering Charges for further discussion.

Total identifiable assets by segment were:

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Identifiable assets
Asia Pacific	$222.4	$248.3
Europe	188.9	215.3
North America	199.5	194.1
South America	111.0	94.9
Corporate	331.8	502.8
Total identifiable assets	$1,053.6	$1,255.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of continuing operations for the 39 weeks ended September 24, 2022, compared with the 39 weeks ended September 25, 2021, and changes in financial condition during the 39 weeks ended September 24, 2022. This information should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1. Financial Statements.

Overview

Tupperware Brands Corporation is a leading global consumer products company that designs innovative, functional, and environmentally responsible products. Founded in 1946, the Company's signature container created the modern food storage category that revolutionized the way the world stores, serves, and prepares food. Today, this iconic brand has more than 8,500 functional design and utility patents for solution-oriented kitchen and home products. The Company distributes its products into more than 70 countries primarily through a network of independent sales force members around the world, with approximately 306 thousand active for the quarter ended September 24, 2022 for its continuing operations. Worldwide, the Company engages in the marketing, manufacturing, and sale of design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. The Company primarily uses a direct selling business model to distribute and market products through personal connections, product demonstrations, and understanding of consumer needs. The Company has also engaged in expanding the reach of the brand through the enhancement of digital platforms to sell and market products as well as exploring business-to-business distribution channels. With a purpose to nurture a better future, the Company's products offer an alternative to single-use items and through the direct selling channel, the Company offers individuals an opportunity to build a business as a meaningful way to make money and impact women, families and communities around the world.

The Company is executing its Turnaround Plan leveraging the consumer acceptance of the iconic Tupperware brand. This strategy is rooted in growing and digitizing the direct selling business, entering new categories, increasing consumer access points, and expanding the Company’s distribution channels. The Company’s Turnaround Plan is intended to bring sustainable growth, and the Company has seen progress against this plan through efforts like cost savings initiatives, the divestiture of non-core assets including real estate, the enhancement of internal process and controls across the global business, and product innovations to address the needs of various consumer and socioeconomic segments.

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

Recent Developments and Updates

The continued strengthening of the U.S. dollar is presenting challenges for global markets and companies which do business globally. The U.S. dollar has strengthened against the Euro, Japanese Yen, and other currencies. This continues to be a headwind for the Company as its foreign denominated revenues are translated into USD at lower exchange rates negatively impacting results. The Company estimates that the negative impact on revenues for the third quarter of 2022 was approximately 6% compared to the same period in prior year and 4% on a year-to-date basis as compared to prior year.

In the third quarter of 2022, there was lower sales force activity in all segments as compared to both prior year and prior quarter. The decrease is driven by both internal and external factors such as sales force adoption of business model and compensation plan adjustments, primarily in Asia Pacific and North America, as well as lower consumer sentiment, higher gas prices, primarily in Europe, and higher global inflation.

The negative impact of COVID-19 on net sales in the third quarter of 2022 was primarily the result of continued partial lockdowns resulting in limited mobility of consumers, restrictions to open stores, and logistics delays impacting product availability in the outlets, mainly in China.

Results of Continuing Operations

	13 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions of U.S. Dollars, except per share amounts)	Sep 24, 2022	Sep 25, 2021	Amount	Percent		Amount	Percent
Net sales	$302.8	$376.9	$(74.1)	(20)%	$(23.9)	$(50.2)	(14)%
Gross margin as percent of sales	64.9%	65.8%	N/A	(0.9) pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	58.0%	50.6%	N/A	7.4 pp	N/A	N/A	N/A
Operating income	$15.8	$57.1	$(41.3)	(72)%	$(3.5)	$(37.8)	(71)%
(Loss) income from continuing operations	$(3.8)	$60.4	$(64.2)	+	$(6.8)	$(57.4)	+
Diluted (loss) earnings from continuing operations - per share	$(0.09)	$1.14	$(1.23)	+	$(0.13)	$(1.10)	+

	39 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions of U.S. Dollars, except per share amounts)	Sep 24, 2022	Sep 25, 2021	Amount	Percent		Amount	Percent
Net sales	$991.3	$1,207.4	$(216.1)	(18)%	$(53.4)	$(162.7)	(14)%
Gross margin as percent of sales	64.5%	68.5%	N/A	(4.0) pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	57.1%	51.4%	N/A	5.7 pp	N/A	N/A	N/A
Operating Income	$58.1	$206.1	$(148.0)	(72)%	$(12.3)	$(135.7)	(70)%
Income from continuing operations	$3.2	$136.2	$(133.0)	(98)%	$(13.0)	$(120.0)	(97)%
Diluted earnings from continuing operations - per share	$0.07	$2.56	$(2.49)	(97)%	$(0.24)	$(2.25)	(97)%
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $302.8 million and $376.9 million in the third quarter of 2022 and 2021, respectively. Net Sales were down in Asia Pacific, Europe, and North America, and up in South America. Excluding foreign exchange impact, sales decreased $50.2 million or 14 percent, primarily due to:

•Asia Pacific, decreased $19.4 million, mainly related to lower recruiting and overall sales force activity, negatively impacted by: (1) China's continued COVID-19 lock-downs resulting in limited mobility of consumers, restrictions to open stores, and logistics delays impacting product availability in the outlets, (2) Indonesia’s underperformance driven by longer than anticipated sales force adoption of business model and compensation plan adjustments, and (3) Malaysia mainly related to lower sales force engagement and recruiting, lower consumer spending caused in part by removal of government subsidy on food essentials, and lower sales volume negatively impacted by price increases.
•Europe, decreased $19.0 million, driven by lower sales force activity across the segment, including from lower consumer spending as a result of continued deterioration of consumer sentiment, higher inflation, higher gas prices, and negative impact from price increases. In addition, the segment was negatively impacted by timing of business-to-business transactions, mainly in Germany.
•North America, decreased $16.3 million, primarily due to lower recruiting and overall sales force productivity in the segment, longer than anticipated adoption of compensation plan changes in the United States and Canada, and negative impact from price increases.
•South America, increased $4.5 million, driven by Argentina, primarily from a larger total and active sales force, including from higher retention, higher productivity, as well as higher prices due to inflation.

The negative impact to net sales in the third quarter of 2022 as a result of COVID-19 is estimated at 2 percent, driven by China. The average impact of higher prices was approximately 11 percent in the third quarter of 2022, while the negative impact from lower volumes was approximately 30 percent.

Net sales were $991.3 million and $1,207.4 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Net Sales were down in Asia Pacific, Europe, and North America, and up in South America compared to the year-to-date period ended September 25, 2021. Excluding foreign exchange impact, sales decreased $162.7 million or 14 percent, due to factors largely mirroring those noted above with respect to the explanation of changes in the third quarter of 2022 compared with 2021. Below is the net sales performance by segment for the year-to-date period ended September 24, 2022 compared to the year-to-date period ended September 25, 2021.

•Asia Pacific, decreased $55.1 million
•Europe, decreased $69.9 million
•North America, decreased $49.1 million
•South America, increased $11.4 million

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

Gross Margin and Gross Profit

Gross profit was $196.6 million and $247.9 million in the third quarter of 2022 and 2021, respectively. Gross margin as a percentage of sales was 64.9 percent and 65.8 percent in the third quarter of 2022 and 2021, respectively. The decrease of 0.9 percentage points (“pp”) is primarily due to:

•4.1 pp from higher overall resin costs across all segments, particularly in Europe. Furthermore, resin prices have started to stabilize and have decreased as compared to the second quarter of 2022.
•1.7 pp from higher manufacturing costs across all segments, particularly in Europe, mainly from inefficiencies resulting from lower sales volume
•partially offset by a 4.6 pp benefit from an increase in prices across all segments

Gross profit was $639.3 million and $827.4 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Gross margin as a percentage of sales was 64.5 percent and 68.5 percent in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. The decrease of 4.0 pp is primarily due to:

•2.7 pp from higher manufacturing costs across all segments, mainly from inefficiencies resulting from lower sales volume
•2.7 pp from higher overall resin costs in all segments, particularly in Europe
•1.1 pp from product mix and other costs, primarily in Asia Pacific and Europe
•partially offset by a 2.5 pp benefit from increase in prices across all segments

As discussed in Note 2: Distribution Costs to the Condensed Consolidated Financial Statements in Item 1. Financial Statements, the Company includes distribution costs of its products in selling, general and administrative expense. As a result, the Company’s gross profit may not be comparable with other companies which include this expense in cost of products sold.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $175.6 million and $190.7 million in the third quarter of 2022 and 2021, respectively. Excluding foreign exchange impact of $11.8 million, selling, general and administrative expense decreased by $3.3 million primarily due to lower sales volumes impacting the following:

•$3.2 million decrease in administration costs mainly related to stock compensation, partially offset by increases in incremental expense to support the omnichannel strategy and improve service
•$1.2 million decrease in distribution costs, inclusive of the negative impact from expenses related to the rationalization of warehouses in the United States and Canada
•partially offset by a $1.1 million increase in selling costs, mainly related to higher commission expenses in India and Indonesia
•promotional costs remained in line with prior year as the $2.9 million cost reduction from lower sales volume was offset by a $2.9 million re-investment in sales force in-person events and meetings

Selling, general and administrative expense as a percentage of sales was 58.0 percent and 50.6 percent in the third quarter of 2022 and 2021, respectively. The 7.4 pp increase in selling, general and administrative expense as compared to the third quarter of 2021 is primarily due to:

•2.0 pp increase due to promotional costs from re-investments in sales force in-person events and meetings
•2.0 pp increase due to higher selling related expenses mainly from business-to-business investments, primarily in the United States and Canada, and the new business model in India
•1.3 pp increase due to higher distribution costs, primarily due to the rationalization of warehouses in the United States and Canada
•1.2 pp increase from higher commission expenses in Indonesia, a reversal of a non-income tax reserve in the third quarter of 2021 in Brazil, and an increase in marketing expenses to support e-commerce volume, primarily in the United States and Canada
•0.7 pp increase in allowance for credit losses, primarily in France
•0.2 pp increase due to under absorption of administration expenses on lower sales and incremental investments to support the omnichannel strategy and improve service

Selling, general and administrative expenses were $565.9 million and $620.5 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Excluding foreign exchange impact of $28.4 million selling, general and administrative expense decreased by $26.2 million primarily due to lower sales volumes impacting the following:

•$15.1 million decrease in selling costs, partially offset by higher commission expenses in Indonesia
•$14.2 million decrease in distribution costs, inclusive of cost inflation as well as expenses related to the rationalization of warehouses in the United States and Canada
•$9.5 million decrease in promotional costs, mainly in Europe, and sales and recruiting event savings in the United States and Canada
•partially offset by a $13.1 million increase due to a reversal of non-income tax reserves in Brazil in the second and third quarters of 2021 and an enterprise award from the local government in China which was received in the first quarter of 2021, both of which did not repeat in 2022, and higher investments in marketing, business expansion talent, and infrastructure needs, as well as investments in the optimization of the Company's global tax structure

Selling, general and administrative expense as a percentage of sales was 57.1 percent and 51.4 percent in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. The 5.7 pp increase in selling, general and administrative expense as compared to the year to date as of the third quarter of 2021 is primarily due to:

•1.6 pp increase from higher selling and marketing costs as a result of higher investments to support business to business, retail, and e-commerce strategies

•1.4 pp increase from higher administration costs and other expenses mainly due to reversals of non-income tax reserves in Brazil in the second and third quarters of 2021, and to an enterprise award from the local government in China which was received in the first quarter of 2021 and did not repeat in 2022, partially offset by lower management incentives
•1.1 pp increase due to under absorption of administration expenses on lower sales and incremental investments in commercial, business expansion, and infrastructure needs to support the omnichannel strategy
•0.8 pp from higher warehousing costs to improve service levels and due to inflation, primarily in the United States and Canada, as well as expenses related to the rationalization of warehouses in the United States and Canada
•0.7 pp higher investments in other accounts, including promotional costs due to re-investments in sales force in-person events and meetings, higher commission expenses in Indonesia, and higher allowance for credit losses in France

The Company segregates selling, general and administrative expenses into allocated and unallocated expenses based upon the estimated time spent managing segment operations. The allocated expenses are then apportioned on a local currency basis to each segment based primarily upon segment net sales. The unallocated expenses reflect amounts unrelated to segment operations. Selling, general and administrative expense to be allocated is determined at the beginning of the year based upon estimated expenditures.

Unallocated expenses were $12.1 million and $7.2 million in the third quarter of 2022 and 2021, respectively. The $4.9 million increase is primarily due to lower reversal of management incentives as compared to the third quarter of 2021 due to the reduction in 2022 happening throughout the first three quarters while the 2021 reduction started in the third quarter, increased information technology investments, and higher legal costs related to intellectual property, partially offset by lower stock compensation costs.

Unallocated expenses were $47.4 million and $30.9 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. The $16.5 million increase is primarily due to information technology investments, partially offset by lower management incentives and stock compensation costs.

Re-engineering Charges

Re-engineering charges were $4.5 million and $1.8 million in the third quarter of 2022 and 2021, respectively, and $13.0 million and $9.7 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. These re-engineering charges were mainly related to the “Turnaround Plan” which was launched in mid-2020 under the new leadership. Declines in revenue led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency, and otherwise turn around its business. These actions often result in re-engineering charges related to headcount reductions and facility down-sizing and closures, as well as related asset write-downs. Other costs are costs that may be necessary in light of the revised operating landscape that include structural changes impacting how the Company's sales force operates. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts.

The re-engineering charges were:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Turnaround plan	$4.5	$1.6	$13.0	$8.2
Other	—	0.2	—	1.5
Total re-engineering charges	$4.5	$1.8	$13.0	$9.7

The key elements of the Turnaround Plan include: increasing the Company's right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model. The types of charges included in the Turnaround Plan are primarily related to severance costs, facility closing costs, and outside consulting services. For more information related to 2022, please see Note 5: Re-engineering Charges. The Company expects to incur $20.0 million to $30.0 million of Turnaround Plan charges in 2022.

Refer to Note 5: Re-engineering Charges to the Condensed Consolidated Financial Statements in Item 1. Financial Statements for further information.

Loss (Gain) on Disposal of Assets

Loss (gain) on disposal of assets were a loss of $0.7 million and a gain of $1.7 million in the third quarter of 2022 and 2021, respectively. The loss in the third quarter of 2022 is primarily due to the write off of information technology assets due to business and strategy changes and the gain in the third quarter of 2021 is mainly related to the sale of an office building in the Netherlands. Loss

(gain) on disposal of assets were a loss of $2.3 million and a gain of $8.9 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. The year-to-date loss for the period ended September 24, 2022 is primarily due to the write off of information technology assets and the year-to-date gain for the period ended September 25, 2021 was largely due to the sale of a manufacturing plant in France and an office building in the Netherlands.

Loss on Extinguishment of Debt

The Company restructured its debt in the fourth quarter of 2021 and as such did not have any debt extinguishment activity in the third quarter of 2022. In the third quarter of 2021, the Company did not extinguish debt. The Company did not have any activity in the year-to-date period ended September 24, 2022, but had payments of $101.2 million to reduce its debt in the year-to-date period ended September 25, 2021 that resulted in a loss on debt extinguishment of $8.1 million.
Interest Expense

Interest expense was $8.3 million and $8.2 million in the third quarter of 2022 and 2021, respectively, and $18.9 million and $29.7 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Interest expense in the third quarter of 2022 is slightly higher as compared to the third quarter of 2021 due to the recent increases in interest rates. The year-to-date decrease in interest expense is a result of the debt restructuring in the fourth quarter of 2021, which resulted in a significant reduction in interest rates versus the prior debt outstanding under the previous credit agreement.

Interest Income

Interest income was $1.3 million and $0.3 million in the third quarter of 2022 and 2021, respectively, and $3.2 million and $0.9 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Interest income is related to the interest earned on the Company's cash balances. Interest income in the third quarter of 2022 and year-to-date period ended September 24, 2022 has increased as the Company invests its excess cash, primarily in Argentina.

Other Expense, Net

Other expense, net was expense of $1.6 million and $1.2 million in the third quarter of 2022 and 2021, respectively. The expense of $6.6 million and $0.8 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively, are primarily driven by foreign currency losses. The Company records foreign currency translation impacts and pension costs in this line item.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes was a provision of $11.0 million and a benefit of $12.4 million in the third quarter of 2022 and 2021, respectively, and a provision of $32.6 million and $32.2 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. The effective tax rate was 152.8 percent and (25.8) percent in the third quarter of 2022 and 2021, respectively. The change in the effective tax rate in the third quarter of 2022 as compared to the third quarter of 2021, was primarily due to:

•a non-recurring favorable impact from a tax policy change elected in the prior year related to a tax method change for certain direct and indirect costs of inventory and self-constructed assets under IRC Section 263A,
•an unfavorable jurisdictional mix of earnings, significantly impacted by the marginal pre-tax earnings in the third quarter of 2022,
•negative impact of the GILTI regime, which results in a reduction of benefits on domestic losses,
•additional valuation allowance on disallowed interest expense due to the change in IRC Section 163(j) rules from EBIDTA to EBIT. The Company maintains a full valuation allowance on deferred tax assets for interest carryforwards, and
•as described in Note 1: Summary of Significant Accounting Policies, the Company recorded an out-of-period adjustment to income tax expense during the third quarter of 2022, which resulted in a $1.3 million decrease in income from continuing operations. This error resulted from intercompany costs which were allocated to an incorrect legal entity resulting in net understatement of income tax expense for these entities.

Refer to Note 6: Income Taxes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements for further information.

Net (Loss) Income from Continuing Operations

Net (loss) income from continuing operations was a loss of $3.8 million and income of $60.4 million in the third quarter of 2022 and 2021, respectively, and income of $3.2 million and $136.2 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. See above discussion for the main drivers of changes in net (loss) income from continuing operations. A more detailed discussion of the results by segment is included in the segment results section below.

Segment Results

International operations generated 89.3 percent and 90.4 percent of sales in the third quarter of 2022 and 2021, respectively, and 89.2 percent and 89.0 percent in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. These units generated 112.5 percent and 99.0 percent of segment profit in the third quarter of 2022 and 2021, respectively, and 102.8 percent and 99.1 percent in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively.

Asia Pacific

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 24, 2022	Sep 25, 2021	Amount	Percent		Amount	Percent	Sep 24, 2022	Sep 25, 2021
Net sales	$85.4	$112.9	$(27.5)	(24)%	$(8.1)	$(19.4)	(19)%	28%	30%
Segment profit	$11.1	$25.7	$(14.6)	(57)%	$(0.5)	$(14.1)	(56)%	34%	40%
Segment profit as percent of net sales	13.0%	22.8%	N/A	(9.8) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 24, 2022	Sep 25, 2021	Amount	Percent		Amount	Percent	Sep 24, 2022	Sep 25, 2021
Net sales	$273.9	$343.8	$(69.9)	(20)%	$(14.8)	$(55.1)	(17)%	28%	29%
Segment profit	$35.3	$81.9	$(46.6)	(57)%	$(3.5)	$(43.0)	(55)%	29%	34%
Segment profit as percent of net sales	12.9%	23.8%	N/A	(10.9) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $85.4 million and $112.9 million in the third quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $19.4 million or 19 percent, primarily due to lower sales force activity in China, Indonesia, and Malaysia, including from lower recruiting in Indonesia and Malaysia. China’s sales declined mainly due to continued COVID-19 lockdowns resulting in limited mobility of consumers, restrictions to open stores, and logistics delays impacting product availability at the outlets. Indonesia's underperformance was driven by longer than anticipated sales force adoption of business model and compensation plan adjustments, while Malaysia’s performance was negatively impacted by lower sales force engagement and recruiting, lower consumer spending caused in part by removal of government subsidy on food essentials, and lower sales volume negatively impacted by price increases.

The COVID-19 impact is estimated at negative 8 percent in the third quarter of 2022, almost entirely driven by China. The average impact of higher prices was approximately 7 percent in the third quarter of 2022 compared with 2021. The negative impact to net sales from lower volume was approximately 31 percent.

Segment profit was $11.1 million and $25.7 million in the third quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $14.1 million, primarily due to impact of lower sales volume, driven by China, Indonesia, and Malaysia, higher product costs across the segment, including manufacturing inefficiencies. Cost rationalization actions continue to be implemented but trailed the sales decline in the quarter, mainly in China.

Net sales were $273.9 million and $343.8 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Excluding foreign exchange impact, sales decreased $55.1 million or 17 percent, due to factors largely mirroring those noted above with respect to the explanation of changes in the third quarter of 2022 compared with 2021.

Segment profit was $35.3 million and $81.9 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Excluding foreign exchange impact, segment profit decreased $43.0 million, due to factors largely mirroring those noted above with respect to the explanation of changes in the third quarter of 2022 compared with 2021, in addition to the absence of an enterprise award of $3.1 million from the local China government in the first quarter of 2021.

The Chinese Renminbi had the most meaningful impact on the third quarter 2022 net sales and profit comparisons.

Europe

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 24, 2022	Sep 25, 2021	Amount	Percent		Amount	Percent	Sep 24, 2022	Sep 25, 2021
Net sales	$60.8	$91.3	$(30.5)	(33)%	$(11.5)	$(19.0)	(24)%	20%	24%
Segment profit	$2.0	$14.7	$(12.7)	(86)%	$(1.8)	$(10.9)	(84)%	6%	23%
Segment profit as percent of net sales	3.3%	16.1%	N/A	(12.8) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 24, 2022	Sep 25, 2021	Amount	Percent		Amount	Percent	Sep 24, 2022	Sep 25, 2021
Net sales	$222.6	$326.8	$(104.2)	(32)%	$(34.3)	$(69.9)	(24)%	23%	27%
Segment profit	$14.3	$66.5	$(52.2)	(78)%	$(6.9)	$(45.3)	(76)%	12%	28%
Segment profit as percent of net sales	6.4%	20.3%	N/A	(13.9) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $60.8 million and $91.3 million in the third quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $19.0 million or 24 percent, primarily due to a less active sales force, particularly in France, Germany, Iberia, and South Africa. Sales force activities across the segment were driven by lower consumer spending, as a result of continued deterioration in consumer sentiment impacted by geopolitical concerns, higher inflation, and higher gas prices. In addition, the segment was negatively impacted by lower business-to-business transactions, mainly in Germany.

The average impact of higher prices was approximately 10 percent in the third quarter of 2022 compared with 2021. The negative impact to net sales from lower volume was approximately 44 percent.

Segment profit was $2.0 million and $14.7 million in the third quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $10.9 million, primarily due to lower sales volume, including from timing of business-to-business sales, and to lower gross margin due to higher product costs across the segment, including from manufacturing inefficiencies. The Company continues to right-size the organization through reduction in fixed costs across all functional areas in the segment, nonetheless, these initiatives trailed the sales decline in the quarter.

Net sales were $222.6 million and $326.8 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Excluding foreign exchange impact, sales decreased $69.9 million or 24 percent, due to factors largely mirroring those noted above with respect to the explanation of changes in the third quarter of 2022 compared with 2021.

Segment profit was $14.3 million and $66.5 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Excluding foreign exchange impact, segment profit decreased $45.3 million, primarily due to profit impact from lower sales volume and higher product costs, partially offset by the implementation of right-sizing initiatives related to the Turnaround Plan.

The Euro had the most meaningful impact on the third quarter 2022 net sales and profit comparisons.

North America

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 24, 2022	Sep 25, 2021	Amount	Percent		Amount	Percent	Sep 24, 2022	Sep 25, 2021
Net sales	$86.3	$103.1	$(16.8)	(16)%	$(0.5)	$(16.3)	(16)%	29%	27%
Segment profit	$5.7	$10.5	$(4.8)	(47)%	$(0.1)	$(4.7)	(45)%	17%	16%
Segment profit as percent of net sales	6.6%	10.2%	N/A	(3.6) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 24, 2022	Sep 25, 2021	Amount	Percent		Amount	Percent	Sep 24, 2022	Sep 25, 2021
Net sales	$292.4	$343.0	$(50.6)	(15)%	$(1.4)	$(49.1)	(14)%	29%	28%
Segment profit	$32.3	$42.6	$(10.3)	(24)%	$(0.1)	$(10.2)	(24)%	27%	18%
Segment profit as percent of net sales	11.0%	12.4%	N/A	(1.4) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $86.3 million and $103.1 million in the third quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $16.3 million or 16 percent, primarily due to lower recruiting and sales force activity, which were negatively impacted by price increases in Mexico and the United States and Canada. Mexico sales were further impacted by timing of business-to-business sales. The United States and Canada performance was also negatively impacted by lower sales force activity resulting from an increase in the targeted sales levels required for the sales force to achieve commissions.

The average impact of higher prices was approximately 10 percent in the third quarter of 2022 compared with 2021. The negative impact to net sales from lower volume was approximately 26 percent.

Segment profit was $5.7 million and $10.5 million in the third quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $4.7 million, primarily due to:

•lower sales volume in Mexico and the United States and Canada
•lower gross margin due to higher product costs across the segment, including from manufacturing inefficiencies
•higher distribution expenses related to the rationalization of warehouses, partially offset by lower outbound freight as a result of lower sales volume, in the United States and Canada
•higher promotional costs due to return to in-person conferences and meetings
•partially offset by lower sales force commissions in the United States and Canada related to an increase in the targeted sales levels required for the sales force to achieve commissions

Net sales were $292.4 million and $343.0 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Excluding foreign exchange impact, sales decreased $49.1 million or 14 percent, primarily due to lower recruiting and lower sales force activity, due to factors largely mirroring those noted above with respect to the explanation of changes in the third quarter of 2022 compared with 2021, as well as a backlog of products resulting from the oversell of key promotional offers at both Mexico and the United States and Canada in the first half of 2022, and to sales force system issues in the United States and Canada in the second quarter of 2022.

Segment profit was $32.3 million and $42.6 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Excluding foreign exchange impact, segment profit decreased $10.2 million, primarily due to:

•lower sales volume, mainly in the United States and Canada
•lower gross margin due to higher product costs, including from manufacturing inefficiencies, in Mexico and the United States and Canada
•partially offset by (1) lower distribution expenses in the United States and Canada, from lower outbound freight, and (2) lower sales force commissions related to an increase in the targeted sales levels required for the sales force to achieve commissions in the United States and Canada

The Canadian Dollar had the most meaningful impact on the third quarter 2022 net sales and profit comparisons.

South America

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 24, 2022	Sep 25, 2021	Amount	Percent		Amount	Percent	Sep 24, 2022	Sep 25, 2021
Net sales	$70.3	$69.6	$0.7	1%	$(3.8)	$4.5	7%	23%	19%
Segment profit	$14.3	$13.5	$0.8	6%	$(0.1)	$0.9	7%	43%	21%
Segment profit as percent of net sales	20.3%	19.4%	N/A	0.9 pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 24, 2022	Sep 25, 2021	Amount	Percent		Amount	Percent	Sep 24, 2022	Sep 25, 2021
Net sales	$202.4	$193.8	$8.6	4%	$(2.8)	$11.4	6%	20%	16%
Segment profit	$38.9	$46.8	$(7.9)	(17)%	$(0.1)	$(7.8)	(17)%	32%	20%
Segment profit as percent of net sales	19.2%	24.1%	N/A	(4.9) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $70.3 million and $69.6 million in the third quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, sales increased $4.5 million or 7 percent, due to higher net sales in Argentina primarily from a larger total and active sales force, including from higher retention and productivity, as well as higher prices due to inflation, partially offset by a sales decline in Brazil from lower sales force activity driven by challenging macroeconomic conditions ahead of presidential and general elections.

The average impact of higher prices was approximately 18 percent in the third quarter of 2022 compared with 2021. The negative impact to net sales from lower volume was approximately 17 percent.

Segment profit was $14.3 million and $13.5 million in the third quarter of 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit increased $0.9 million driven by higher profit in Argentina from higher sales volume, partially offset by Brazil due to the reversal of a non-income tax reserve in the third quarter of 2021.

Net sales were $202.4 million and $193.8 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Excluding foreign exchange impact, sales increased $11.4 million or 6 percent, driven by Argentina and partially offset by Brazil, due to factors largely mirroring those noted above with respect to the explanation of changes in the third quarter of 2022 compared with 2021.

Segment profit was $38.9 million and $46.8 million in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively. Excluding foreign exchange impact, segment profit decreased $7.8 million, primarily due to the reversal of $10 million in non-income tax reserves in Brazil in the second and third quarters of 2021, and to higher overall costs due to inflation in Argentina and Brazil.

The Brazilian Real had the most meaningful impact on the third quarter 2022 net sales and profit comparisons.

Financial Condition

Liquidity and Capital Resources

The Company's net working capital position decreased by $105.4 million compared with the end of 2021. Excluding foreign exchange impact, net working capital decreased $89.1 million, primarily reflecting:

•$151.9 million decrease in cash and cash equivalents used primarily to repurchase $75.0 million of shares as part of the ASR in the first quarter of 2022, $25.9 million in capital spending, and a decrease in income from continuing operations
•$24.6 million decrease in accounts receivable driven by lower sales volume including timing of business-to-business sales
•Partially offset by a $59.7 million decrease in accrued liabilities driven by timing of payments and lower business activity, a decrease in accrued compensation mainly from lower management incentives, and a decrease in other taxes payable, as well as a $27.2 million decrease in accounts payable driven by timing of payments

As a result of the refinancing of the Company's Credit Agreement on November 23, 2021, the debt held by the Company is considered private and as such does not have any public ratings.

Debt Summary

The debt portfolio consisted of:

	As of
(In millions of U.S. Dollars)	September 24, 2022	December 25, 2021
Term loan	$369.2	$398.5
Revolver facility	332.8	312.0
Finance leases	—	1.8
Line of credit	2.0	—
Unamortized debt issuance costs	(3.2)	(2.9)
Total debt	$700.8	$709.4

Current debt and finance lease obligations	$13.0	$8.9
Long-term debt and finance lease obligations	687.8	700.5
Total debt	$700.8	$709.4

Credit Agreement

On November 23, 2021, the Company and its wholly owned subsidiaries, Tupperware Products AG, Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), entered into a credit agreement (as amended from time to time, the “Credit Agreement”) with Wells Fargo Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, and issuing bank; Wells Fargo Securities, LLC, BMO Capital Markets Corp., Fifth Third Bank, and Truist Securities Inc. as joint lead arrangers and joint bookrunners; and BMO Harris Bank, N.A, Fifth Third Bank, National Association, and Truist Bank, as syndication agents. The Credit Agreement provides for (i) a revolving credit facility (“Revolver Facility”) in an aggregate principal amount available to the Company and the Subsidiary Borrowers of up to $480.0 million, (ii) a term facility available to the Company in U.S. dollars in an aggregate principal amount of $200.0 million (“USD Term Loan”) and (iii) a term facility available to the Company or the Swiss subsidiary borrower in Euros in an aggregate principal amount of €176.0 million, (“Euro Term Loan”). The USD Term Loan and Euro Term Loan are collectively defined as the “Term Loan”.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things, Consolidated Net Leverage Ratio and Consolidated Interest Coverage Ratio requirements, compliance with laws, delivery of quarterly and annual financial statements, restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The Credit Agreement also includes events of default relating to customary matters (and customary notice and cure periods), including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to material indebtedness; bankruptcy; material judgments; and certain ERISA events. The Credit Agreement also includes an acceleration clause which permits the lenders to accelerate the maturity date under certain circumstances including material adverse effects on the Company's financial status.

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

Considering the current global market volatility, inflationary cost pressures primarily in China and Europe, and a change in the Company’s liquidity year-to-date, effective August 1, 2022, the Company entered into an agreement (the “First Amendment to Credit Agreement”) to amend certain provisions and covenants to, among other things, (i) allow for a temporary higher maximum total Net Leverage Ratio of 4.5x in the third quarter of 2022, 4.25x in the fourth quarter of 2022 and first quarter of 2023, and 3.75x in the second quarter of 2023 and thereafter to allow for additional operating flexibility to execute fully on the Company’s Turnaround Plan; (ii) introduce two additional pricing levels for total Net Leverage Ratios of 3.0x to 3.5x, and for 3.5x and higher, with a provision to revert to pricing per the original agreement following achievement of a total Net Leverage Ratio of 2.75x or less for two consecutive quarters following the covenant modification period; (iii) replace LIBOR with Secured Overnight Financing Rate (“SOFR”) as the reference interest rate on the entire facility, with a 0% SOFR floor and credit spread adjustments across one-, three-, and six-month tenors.

As of September 24, 2022, the Company had a weighted average interest rate of 4.39% with a base rate spread of 275 basis points on SOFR-based borrowings under the Credit Agreement. Interest is payable in arrears and at maturity. As of September 24, 2022, the Company is in compliance with the financial covenants in the First Amendment to Credit Agreement, with a Consolidated Net Leverage Ratio of 4.17x and a Consolidated Interest Coverage Ratio of 5.93x. As of December 25, 2021, the Company had a Consolidated Net Leverage Ratio of 2.11x and a Consolidated Interest Coverage Ratio of 8.23x.

The Company has experienced volatility in earnings during the nine months ended September 24, 2022 as it executes the Turnaround Plan and responds to the unpredictability in the market related to recessionary concerns, inflation and COVID lockdowns. As of September 24, 2022, the Company was in compliance with its financial covenants in the First Amendment to the Credit Agreement. Due to the volatility in the Company’s earnings and progressive tightening of the financial covenants in the First Amendment to the Credit Agreement, it is probable that the Company will not be able to maintain compliance with the covenants in its Credit Agreement, including the existing Consolidated Net Leverage Ratio covenant, for the next twelve months. The Company is in negotiations with its lenders to amend the Credit Agreement; however, the Company’s ability to amend its covenants, obtain a waiver or otherwise refinance its debt, as well as the timing and terms of any such amendment or refinancing, are dependent upon a number of factors, and there can be no assurance that the Company will be successful in such efforts.

If the Company is unable to comply with its covenants, including the Consolidated Net Leverage Ratio covenant, then the Credit Agreement lenders could take action to cause amounts due under the Credit Agreement to become due and payable unless the Company is able to amend such covenants, obtain a waiver or otherwise refinance its debt. If the Company is unable to access future borrowings or is required to pay amounts due under its Credit Agreement prior to their normal maturity dates, this would have a material impact to its financial position. Accordingly, the Company believes that there is substantial doubt about its ability to continue as a going concern for the twelve-month period following the date of this filing.

The Company is undertaking expense reduction and cash savings initiatives as part of the Turnaround Plan to help continue to pay down its debt and reduce the Consolidated Net Leverage Ratio. The expense reduction and cash saving initiatives include streamlining facilities, managing working capital, reducing capital expenditures, and reducing overall selling, general and administrative expenses.

The Company routinely increases its Revolver Facility borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities, and uses cash available at the end of each quarter to temporarily reduce borrowing levels. As a result, the Company incurs more interest expense on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.

At September 24, 2022, the Company had $135.3 million of unused lines of credit, including $131.3 million under the committed, secured Credit Agreement, and $4.0 million available under various uncommitted lines around the world.

Cash

The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes a cash and cash equivalents balance of $102.9 million as of September 24, 2022, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents balance as of September 24, 2022 includes $102.1 million held by foreign subsidiaries. Of the cash held outside the United States, less than 1 percent was deemed ineligible for repatriation. Other than a deferred tax liability of $8.1 million for the withholding tax liability for future distribution of unrepatriated foreign earnings, no United States federal income taxes or other foreign taxes have been recorded related to permanently reinvested earnings.

The Company’s most significant foreign currency exposures include:

•Euro
•Indonesian Rupiah
•Mexican Peso

Business units in which the Company generated at least $100.0 million of sales in 2021 included:

•Brazil
•China
•Tupperware Mexico
•United States and Canada

The Company has experienced volatility in earnings during the nine months ended September 24, 2022 as it executes the Turnaround Plan including a downturn in the Company’s business in these units which adversely impacted its ability to generate operating cash flows. Operating cash flows have also been adversely impacted by significant difficulties in additions to and retention and activity of the Company’s independent sales force, the success of new products, promotional programs, and/or changes in sales force compensation programs. See also Item 1A. Risk Factors.

Cash Flow Activity

	39 weeks ended
(In millions of U.S. Dollars)	September 24, 2022	September 25, 2021
Net cash (used in) provided by operating activities	$(65.8)	$3.6
Net cash used in in investing activities	$(21.8)	$(11.0)
Net cash used in financing activities	$(64.3)	$(37.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(12.4)	$(6.4)
Net change in cash, cash equivalents and restricted cash	$(162.2)	$(18.0)

Operating Activities

Net cash from operating activities was an outflow of $65.8 million and inflow of $3.6 million in the year-to-date period ended September 24, 2022 and September 25, 2021, respectively. The net unfavorable comparison was primarily due to:

•$133.0 million decrease in income from continuing operations
•$14.1 million decrease in accounts payable and accrued liabilities, driven by timing of payments and lower business activity, a decrease in accrued compensation mainly from lower management incentives, and a decrease in other taxes payable
•partially offset by $38.6 million lower inventory growth

Investing Activities

During the year-to-date period ended September 24, 2022, the Company had $25.9 million of capital expenditures primarily consisting of:

•$10.2 million related to global information technology projects
•$9.3 million related to molds used in the manufacturing of products
•$4.1 million related to machinery and equipment
•$2.0 million related to buildings and improvement

During the year-to-date period ended September 24, 2022, the Company had $4.1 million proceeds from the sale of long-term assets.

During the year-to-date period ended September 25, 2021, the Company had $25.1 million of capital expenditures primarily consisting of:

•$14.8 million related to molds used in the manufacturing of products
•$7.4 million related to machinery and equipment
•$1.7 million related to global information technology projects
•$1.2 million related to buildings and improvements, including land development near the Company headquarters in Orlando, Florida

During the year-to-date period ended September 25, 2021, the Company had $14.1 million proceeds from the sale of long-term assets primarily consisting of:

•$9.4 million from the sale of a manufacturing plant in France
•$3.0 million from the sale of real estate in the Netherlands

Financing Activities

During the year-to-date period ended September 24, 2022, the Company had $64.3 million of outflow primarily consisting of:

•$188.2 million related to repayments on the Revolver Facility
•$75.0 million related to the ASR repurchase of its Common Stock outstanding
•partially offset by $209.0 million related to borrowings from the Revolver Facility

During the year-to-date period ended September 25, 2021, the Company had $37.4 million of outflow primarily consisting of:

•$101.2 million related to repayments for the previous Term Loan
•$25.0 million related to the repurchase of its Common Stock outstanding
•partially offset by $94.4 million related to short term debt

Dividends

The Company suspended its dividend beginning in the fourth quarter of 2019.

Stock Repurchases

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period ended September 24, 2022 and September 25, 2021, 105,655 and 102,019 shares were retained to fund withholding taxes, totaling $1.9 million and $2.9 million, respectively.

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

Interest Rate Risk

Loans taken under the Credit Agreement bear interest under a fixed basis spread on SOFR as its base rate. As of September 24, 2022, the Company had a weighted average interest rate of 4.39 percent with a base rate spread of 275 basis points on its United States Dollar and Euro denominated SOFR/EURIBOR-based borrowings under the Credit Agreement.

As of September 24, 2022, the Company had total borrowings of $702.0 million outstanding under its Credit Agreement, with €172.7 million denominated in Euro. If short-term interest rates varied by 10 percent, which in the Company’s case would mean short duration United States Dollar and EURIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

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

Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the United States Dollar and the large number of currencies involved, although the Company’s most significant income and cash flow exposures are to the Euro, Indonesian Rupiah, and Mexican Peso.

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

While the Company’s derivatives hedge a portion of the balance sheet risk to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges was inflows of $0.8 million and an outflow of $4.2 million, in the year-to-date periods ended September 24, 2022 and September 25, 2021, respectively.

The United States Dollar equivalent of the Company’s most significant net open forward contracts as of September 24, 2022 were to purchase Indonesian Rupiah worth $89.3 million, Mexican Pesos worth $53.8 million and Euros worth $11.4 million and to sell Swiss Franc worth $57.3 million. In agreements to sell foreign currencies in exchange for United States Dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for United States Dollars. The notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of September 24, 2022, the Company had a net derivative asset of $0.1 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company’s cash flow upon the settlement of its forward contracts.

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

Commodity Price Risk

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Company products, and the Company estimates that 2022 cost of sales will include approximately $94.2 million for the cost of resin in the Tupperware brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, the Company estimates that a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by approximately $9.4 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.

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
•the potential impact to the Company of management's determination regarding substantial doubt about the Company's ability to continue to operate as a going concern;
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
•the effect of legal, regulatory and tax proceedings, inquiries, decisions, or other related matters, including any potential damages arising out of the litigation and other legal claims, including the ongoing securities class action lawsuits (and related derivative lawsuits) filed against the Company in 2020 and 2022, as well as restrictions imposed on the Company’s operations or Company sales force by foreign governments, including changes in interpretation of employment status of the sales force by government authorities, tax liabilities arising out of implementation and execution of the Company's global tax strategies, exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular in Argentina and Egypt;
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
•other risks discussed in Part I, Item 1A, Risk Factors, of each of the Company’s 2021 Annual Report on Form 10-K, the Company's quarterly reports on Form 10-Q for the quarters ended March 26, 2022 and June 25, 2022, and this Form 10-Q, as well as the Company’s Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company’s other filings with the SEC.
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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of September 24, 2022, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the third quarter of 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The lead plaintiff seeks to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, which was fully briefed with the 11th Circuit Court of Appeals as of June 1, 2022. The 11th Circuit Court of Appeals has scheduled oral argument for the appeal in December 2022. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the appeal of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the appeal of the third motion to dismiss in the putative stockholder class action. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleges that statements made in public filings between November 3, 2021 and May 3, 2022 (the “potential class period”) regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased the Company’s shares during the potential class period and demands unspecified monetary damages. The plaintiff intends to file an amended complaint in late November 2022. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In August 2022, a stockholder derivative complaint was filed in Florida state court against certain of the Company’s current and former officers and directors. The derivative complaint asserts claims against the former officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

The SEC was conducting an inquiry into the Company’s accounting practices relating to its previously-owned Fuller Mexico business and its Tupperware Mexico business. On September 29, 2022, the SEC issued a final order approving the settlement of the inquiry. Under the terms of the order, the Company neither admits nor denies the SEC's findings and paid an immaterial civil penalty, which was fully accrued in the second quarter of 2022.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, Risk Factors in the Company's 2021 Annual Report on Form 10-K for information concerning risk factors. The Company is adding the following risk factors as set forth below.

The following risk factors should be read in conjunction with, and supplement, the risk factors set forth in Part I, Item 1A, Risk Factors of each of the Company's 2021 Annual Report on Form 10-K and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 26, 2022 and June 25, 2022. Before making an investment in the Company’s securities, investors should carefully consider the risk discussed below, together with the other information in this Report, including the sections entitled “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other reports and materials filed by the Company with the SEC. Additional risks and uncertainties not presently known by the Company or that are currently deemed immaterial may also impair the Company’s business operations. If any of these risks actually occur, the Company’s business, financial condition and results of operations could be materially affected.

There is substantial doubt about the Company's ability to continue as a going concern, and this may adversely affect the Company's stock price and the Company's ability to raise capital.

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Based on the definitions in the relevant accounting standards, management has determined that while it is currently in compliance with the covenants under its Credit Agreement, due to the volatility in the Company’s earnings and progressive tightening of the financial covenants in the First Amendment to the Credit Agreement, it is probable that the Company will not be able to maintain compliance with the covenants in its Credit Agreement, including the existing Consolidated Net Leverage Ratio covenant, for the next twelve months, which raises substantial doubt about the Company’s ability to continue as a going concern. As such, the Company’s consolidated financial statements as of September 24, 2022 have been prepared on a going concern basis. Although the Company has taken, and plans to continue to take, proactive measures to enhance its liquidity position and provide additional financial flexibility, including discussions with the lenders under the Company's Credit Agreement to amend the covenants under the Credit Agreement, there can be no assurance that these measures, including the timing and terms thereof, will be successful or sufficient. An amendment to the Credit Agreement may also lead to increased costs, increased interest rates, additional financial covenants and other lender protections. The substantial doubt about the Company's ability to continue as a going concern may affect the price of the Company's common stock and the grade of its credit rating, may negatively impact relationships with third parties with whom the Company does business, including customers, vendors and lenders, may impact the Company's ability to raise additional capital or implement its business plan and may impact its ability to comply going forward with covenants in the Credit Agreement.

Whether the Company will be able to successfully negotiate additional flexibility under its Credit Agreement or enter into further amendments to the Credit Agreement for additional flexibility needed in the future will depend on market conditions, the negotiations with those lenders, and the Company’s financial performance. Any failure to obtain additional flexibility under the Company’s Credit Agreement could result in the Company being in default under its Credit Agreement, the pursuit, by the lenders, of certain remedies relating to the collateral securing the Credit Agreement, and the pursuit of additional remedies, all of which could have a material adverse effect on the Company.

Current and future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

The Company must meet certain financial covenants as defined in the applicable agreements to borrow under its credit facilities. Under the Credit Agreement (as defined below), among other covenants, the Company is not permitted as of the last day of any fiscal quarter of the Company (a) for the Consolidated Net Leverage Ratio (as defined in the Credit Agreement) for the four (4) consecutive fiscal quarters then most recently ended to be greater than or equal to 3.75 to 1.00 (subject to Cash Netting) which may be increased two times during the term of the Credit Agreement by 0.25 to 1.00 in connection with any acquisition permitted by the Credit Agreement having aggregate cash consideration in excess of $75 million or (b) the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) for the four (4) consecutive fiscal quarters then ended to be less than or equal to 3.00 to 1.00. Effective August 1, 2022, the Company entered into an agreement to amend certain provisions and covenants to, among other things, allow for a temporary higher maximum total Net Leverage Ratio of 4.5x in the third quarter of 2022, 4.25x in the fourth quarter of 2022 and first quarter of 2023, and 3.75x in the second quarter of 2023 and thereafter to allow for additional operating flexibility to execute fully on the Company’s Turnaround Plan and to introduce two additional pricing levels for total Net Leverage Ratios of 3.0x to 3.5x, and for 3.5x and higher, with a provision to revert to pricing per the original agreement following achievement of a total Net Leverage Ratio of 2.75x or less for two consecutive quarters following the covenant modification period. As of September 24, 2022, the Company had a weighted average interest rate of 4.39% with a base rate spread of 275 basis points on SOFR-based borrowings under the Credit Agreement. Interest is payable in arrears and at maturity. As of September 24, 2022, the Company is in compliance with the financial covenants in the First Amendment to Credit Agreement, with a Consolidated Net Leverage Ratio of 4.17x and a Consolidated Interest Coverage Ratio of 5.93x. In the event the Company fails to comply with any of the covenants or to meet its payment obligations, it could lead to an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations. The Company may not have sufficient working capital or liquidity to satisfy its debt obligations in the event of an acceleration of all or a portion of its outstanding obligations. If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance its indebtedness. The Company’s ability to restructure or refinance its debt in the future will depend on market conditions and the Company’s financial performance at such time. Any refinancing, if at all, of the Company’s debt could be at higher interest rates and may require the Company to comply with more covenants, which could further restrict its business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives.

During the fourth quarter of 2021, the Company and certain of its subsidiaries entered into a new credit agreement (as amended from time to time, the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and the other lenders party to such credit agreement. The new credit agreement provides for (i) a revolving credit facility in an aggregate principal amount available to the Company and the subsidiary borrowers of up to $480 million, (ii) a term facility available to the Company in U.S. dollars in an aggregate principal amount of $200 million and (iii) a term facility available to the Company and the or the Swiss subsidiary borrower in Euros in an aggregate principal amount of €176 million. The revolving facility is divided into (a) global tranche, Mexican tranche, and Singaporean tranche commitments, with the aggregate amount of borrowings under each tranche not to exceed $450 million, $15 million, and $15 million, respectively, (b) a global tranche letter of credit facility, available up to $50 million of the amount of the revolving facility, and (c) a global tranche swingline facility, available up to $100 million of the amount of the revolving facility. Each of such tranches is available to the Company and the applicable subsidiary borrowers, with extensions of credit to the subsidiary borrowers not to exceed $325 million in the aggregate at any time outstanding. The Company is permitted to increase, subject to certain conditions, the revolving facility, the U.S. term facility and/or the Euro term facility so long as (i) the revolving facility is increased by no more than $250 million (for a maximum aggregate revolving facility of $730 million) and (ii) all facilities are increased by no more than $250 million, plus certain repayments of the loans under the credit agreement with Wells Fargo Bank, N.A., and the other parties, plus an unlimited amount provided that the incurrence of such amount does not cause the Consolidated Secured Net Leverage Ratio (as defined in the Credit Agreement and which shall be calculated net of up to $100 million of unrestricted cash and cash equivalents ("Cash Netting")) for the four (4) consecutive fiscal quarters then most recently ended to exceed 3.00 to 1.00. As of December 25, 2021, the Company had a Consolidated Net Leverage Ratio of 2.11x and a Consolidated Interest Coverage Ratio of 8.23x. Each of the Revolving Facility, the U.S. Term Facility, and the Euro Term Facility will mature on November 23, 2026. As the Company's debt approaches maturity, if the Company is unable to refinance its new credit facility, or if the Company refinances its indebtedness on terms that are less favorable than those currently contained in the credit facility, the Company’s liquidity, results of operations, and financial condition could be materially adversely impacted.

The Company’s Tupperware® trademark is collateral under the new credit facility. The Company’s iconic Tupperware® brand has worldwide recognition, and the Company’s continuing success, including the value of its collateral under the new credit facility, depends on its ability to maintain and enhance its brand protection, image, and reputation. Maintaining, promoting, and growing the Tupperware brand will depend on design and marketing efforts, sales force and consumer promotions and campaigns, product innovation, and product quality. The Company’s commitment to product innovation and quality and its continuing investment in design and brand awareness may not have the desired impact on its brand image and reputation. In addition, the Company’s success in maintaining, extending, and expanding its brand image depends on its ability to adapt to a rapidly changing social media environment and digital dissemination of branding campaigns. The Company could be adversely impacted if it fails to achieve any of these objectives.

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

Movement in exchange rates has had and may continue to have a significant impact on the Company’s earnings, cash flows, and financial position. The Company’s most significant exposures are to the Brazilian Real, Chinese Renminbi, Argentine Peso, Euro, Indonesian Rupiah, Malaysian Ringgit, Mexican Peso, and South African Rand. Although the Company’s currency risk is partially mitigated by the natural hedge arising from its local product sourcing in many markets, a strengthening United States Dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign currency exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit, or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the United States Dollar. In past periods the movement of foreign currency exchange rates has had a material effect on our results of operations. There can be no assurance that our hedging strategies will be successful and foreign currency fluctuations and related hedging activities may not have a material adverse impact on the Company’s results of operations, cash flows, and/or financial condition.

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

Our business, including our ability to fund operating activities, capital projects and interest and debt repayments as well as to execute on the Turnaround Plan, depends upon our generation of strong operating cash flow and available financing sources. As of September 24, 2022, we had cash and cash equivalents of $102.9 million and $135.3 million of availability under our revolving credit facilities and available lines of credit. However, in the first, second, and third quarters of fiscal 2022 we generated negative operating cash flow and, based on our current business plan, including the Turnaround Plan, we expect to continue to spend substantial amounts in future periods, which may result in further periods of negative operating cash flow. Our business and operations may also consume resources faster than we anticipate. Therefore, in order for us to meet our capital requirements and successfully execute our business plan, we may require additional capital through various sources of financing that may include the issuance of new equity securities, debt or a combination of both. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay any dividends on our common stock. Further, additional financing, whether debt or equity, may not be available on favorable terms, or at all. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings or the impact thereof on the price of our common stock. Further, during periods of economic, political and social turmoil such as the present, the financial industry and the credit and capital markets may be materially and adversely affected, increasing the cost of and reducing access to capital. We could also be required to seek funds through asset sales or collaborations, licensing agreements or other strategic alliances that we would not choose to execute solely for operational or strategic reasons. Our ability to obtain additional capital through these or other means will depend on our results of operations and a number of factors, some of which are outside of our control, including the risks described in Item 1A, Risk Factors in the Company's 2021 Annual Report on Form 10-K and in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 26, 2022 and June 25, 2022. The inability to generate sufficient cash flows to support our business, failure to maintain covenant compliance, or the lack of available financing in adequate amounts and on appropriate terms when needed could adversely affect our business, financial condition and results of operations could be materially affected.

The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.

We are a party to claims and litigation in the normal course of business. Furthermore, the Company may face material litigation outside the ordinary course of business that could materially adversely impact the Company’s results of operations, financial condition, or cash flows. In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The lead plaintiff seeks to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company's motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, which was fully briefed as of June 1, 2022. The 11th Circuit Court of Appeals has scheduled oral argument for the appeal in December 2022. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Court stayed proceedings in this action pending resolution of the appeal of the dismissal of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the appeal of the dismissal of the third motion to dismiss in the putative stockholder class action. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows.

In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleges that statements made in public filings between November 3, 2021 and May 3, 2022 (the “potential class period”) regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased the Company’s shares during the potential class period and demands unspecified monetary damages. The plaintiff intends to file an amended complaint in late November 2022. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In August 2022, a stockholder derivative complaint was filed in Florida state court against certain of the Company’s current and former officers and directors. The derivative complaint asserts claims against the former officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

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

10.1
First Amendment to Credit Agreement, dated as of August 1, 2022, among the Company, Tupperware Products AG, Administradora Dart, S. de R.L. de C.V., Tupperware Brands Asia Pacific Pte. Ltd., Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing bank, and a lender, and the other lenders party thereto (including Annex A).*#

10.2	Tupperware Brands Corporation Amended and Restated Executive Severance Pay Plan, effective August 8, 2022.*+

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer**

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer**

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags*

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.
** Furnished herewith.
#	Certain portions of this exhibit are confidential and have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to supplementally furnish to the Securities and Exchange Commission a copy of such omissions upon request.
+	Management contract or compensatory plan or arrangement.

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
November 2, 2022