Form 10-K
period 2022-12-31
TUPPERWARE BRANDS CORP
filed 2023-10-13
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from               to
Commission file number 001-11657
–—————————————————————————————————————————————————————————
TUPPERWARE BRANDS CORPORATION
(Exact name of registrant as specified in its charter)
——————————————————————————————————————————————————————————

Delaware	36-4062333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14901 South Orange Blossom Trail, Orlando, Florida 32837
(Address of principal executive offices and Zip Code)

(407) 826-5050
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	TUP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
 ________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐ *

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐ *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the New York Stock Exchange-Composite Transaction Listing on June 24, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $305,591,838. For the purposes of making this calculation only, the registrant defines affiliates to include all of its directors and executive officers.

As of October 5, 2023, 46,269,320 shares of the common stock, $0.01 par value per share, of the registrant were outstanding.

*Per SEC guidance, these checkboxes are included on the cover page but no disclosure is required until the effectiveness of related stock exchange listing standards.

Forward-Looking Statements

Certain statements made or incorporated by reference in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not based on historical facts or information are forward-looking statements. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future tense or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the SEC or, with respect to any documents or statements incorporated by reference, on the then current plans and expectations at the time such document was filed with the SEC, or statement was made. Such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in forward-looking statements. Except as required by law, and as outlined below the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. Such risks and uncertainties include, among others, the following:

•the Company’s ability to implement and maintain effective internal control over financial reporting;
•the Company’s ability to remediate the material weaknesses identified, as well as the reasonable possibility that, until such material weaknesses are remediated, the material weaknesses could result in a material misstatement to the Company’s annual or interim Consolidated Financial Statements that would not be prevented or detected;
•the potential impact to the Company of management’s conclusion regarding its substantial doubt about the Company’s ability to continue to operate as a going concern, including any continuing impact on payment and other trade terms with suppliers, and sales force productivity;
•the Company’s substantial level of indebtedness and current liquidity constraints;
•the costs and covenant restrictions associated with the Company’s current credit facility with Wells Fargo Bank, N.A. and the other lenders;
•the Company’s ability to comply with, or further amend, financial covenants under its credit agreement and its ability to repay or refinance the debt outstanding under its current credit facility and take other actions to address its capital structure, as well as potential downgrades to the Company’s credit ratings;
•the financial risks resulting from the Company’s international operations, including exposure to foreign currency restrictions, the Company’s ability to repatriate cash from jurisdictions outside of the United States, the impact of international sanctions on the Company’s ability to generate strong operating cash flow and the ability of obtaining financing sources, and the absence of foreign exchange lines of credit to hedge the Company’s exposure to foreign exchange;
•the Company’s ability to file its 2023 quarterly and annual financial statements within the extension periods approved by the New York Stock Exchange (“NYSE”), given material weakness remediation and resource constraints;
•the potential need to engage new independent auditors for fiscal year 2023 if the current auditors are dismissed, resign, or refuse to stand for re-appointment;
•the Company’s compliance with the NYSE listing standards, and other consequences of the recent high volatility of the price of our common stock and volume of daily trading;
•the continued service of our senior management and other key employees, and our ability to attract and retain highly talented personnel at all levels;
•the potential timing and impact of anticipated changes in the composition of the Company’s Board of Directors to support compliance with the Debt Restructuring Agreement and the Company’s Turnaround Plan;
•the successful execution of the Company’s Turnaround Plan and other operating or cost-saving initiatives;
•the successful recruitment, retention and productivity levels of the Company’s independent sales force and the Company’s employees, the ability of our sales force to adapt to changing consumer needs, the Company’s ability to anticipate and respond to market trends and changes in consumer preferences;
•the Company’s ability to accurately forecast demand for our products, pricing, revenues and costs of the business;
•the quality and safety of our products;
•the inability of our suppliers to supply certain raw materials, a disruption or interruption in the supply chain;
•change in economic environment, including the effects of inflation, rising interest rates and/or recession on the Company’s business;
•the effects of political, legal, tax, and regulatory risks on our U.S. and international markets;

•risk that direct selling laws and regulations in any of the Company’s markets may be modified, interpreted, or enforced in a manner that results in negative changes to the Company’s business models or negatively impacts its revenue, sales force, or business, including through the interruption of recruiting and sales activities, loss of licenses, imposition of fines, or any other adverse actions or events;
•our compliance with the U.S. Foreign Corrupt Practices Act or similar U.S. or foreign anti-bribery and anti-corruption laws and regulations in the jurisdictions in which we operate;
•risks arising from the application of environmental laws and regulations;
•risks related to litigation against the Company, including pending securities class action lawsuits filed against the Company and certain of its current and former officers and directors;
•the Company’s ability to protect its intellectual property rights, or our conflict with the rights of others;
•security incidents and attacks on our information technology systems;
•unpredictable economic and political conditions and events globally, including any public health emergencies, such as the COVID-19 pandemic; and
•other risks discussed in Part I, Item 1A. Risk Factors, of the Company’s 2022 Form 10-K and the Company’s other filings with the SEC.

The Company does not intend to update forward-looking information, except as required by law.

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

PART I
Item 1. Business.
Description of Business

Tupperware Brands Corporation (“Tupperware,” the “Company,” “we” “us” or “our”) is a global consumer products company that designs innovative, functional, and environmentally responsible products. Founded in 1946, the Company’s signature container created the modern food storage category that revolutionized the way the world stores, serves, and prepares food. Today, this iconic brand has more than 8,500 functional design and utility patents for solution-oriented kitchen and home products. The Company distributes its products into nearly 70 countries around the world, primarily through independent sales force members, with an annual average active sales force of approximately 313 thousand in 2022. Worldwide, the Company engages in the marketing, manufacture, and sale of design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. The Company primarily uses a direct selling business model to distribute and market products, while continuing to expand digital and retail distribution channels. The Company is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”).

In 2019, the Company began facing financial headwinds and operational challenges that contributed to a multi-year decline in the Company’s financial performance. The Company’s net sales and revenues declined as the Company struggled to return its direct selling business to long-term revenue growth. Furthermore, changes in sales force business model and compensation plan changes did not deliver the expected results. In 2020, under new executive leadership and facing COVID-19 related shutdowns globally, the Company developed and began executing a turnaround plan (the “Turnaround Plan”). The Company continues to execute on its Turnaround Plan, which includes right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt, and structurally fixing the Company’s core business to improve liquidity. See Business Strategy section below and Note 3: Re-engineering and Impairment Charges to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Form 10-K” or this “Report”) for additional information.

As of September 25, 2021, the Company has classified the results of certain key brands of the beauty business including Avroy Shlain, House of Fuller, Nutrimetics, and Nuvo as held for sale and as discontinued operations. As such, the results of the beauty businesses are reflected as discontinued operations including all comparative prior period information in the Consolidated Financial Statements. Subsequently, all of these key brands have been sold to third parties. See Note 12: Assets Held for Sale and Discontinued Operations to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for additional information.

In 2022, in an effort to respond to a deteriorating macroeconomic environment, post-COVID worldwide inflation, and the increases in resin prices, along with continued lockdowns in China and the ongoing conflict in Ukraine, the Company executed a series of initiatives to increase product prices, enhance sales force incentives, change sales force compensation, and right-size the supply chain network and back office functions. It was a challenging year of increased competition in fast growing gig jobs for the sales force, and some of the Company’s initiatives did not deliver the expected results. After evaluating the results of the prior initiatives, the Company is developing a plan to focus on restoring sales force recruiting, increasing productivity, and adjusting product prices informed by elasticity studies across different geographies.

Restatement of Previously Issued Financial Statements - Explanatory Note

On March 16, 2023, the Company announced that it would restate certain of its previously issued financial statements for misstatements identified. Therefore, these Consolidated Financial Statements include the following restated financial information:

•restated Consolidated Financial Statements as of and for the years ended December 25, 2021 and December 26, 2020; and
•restated unaudited interim Condensed Consolidated Financial Information for the first three quarters of 2022 and all quarters of 2021

The restatement resulted in the following net impacts to the Company’s previously reported income from continuing operations and diluted earnings per share from continuing operations (in millions, except per share data):

	39 Weeks Ended September 24, 2022	Year Ended December 25, 2021	Year Ended December 26, 2020
(Loss) income from continuing operations	$(5.7)	$(4.6)	$11.9
Diluted (loss) earnings from continuing operations - per share	$(0.12)	$(0.09)	$0.23

For more information see Note 22: Restated Previously Issued 2021 and 2020 Financial Statements and Note 23: Quarterly Financial Summary (Unaudited) to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

In connection with the restatement, the Audit Committee concluded, with concurrence of management, that there were deficiencies in the Company’s internal control over financial reporting that constituted material weaknesses as of December 31, 2022. As further discussed in Item 9A. Controls and Procedures of this Report, the Audit Committee and management have concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2022 and the Company’s disclosure controls and procedures were not effective as of December 31, 2022.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to financial and other covenants contained in the Company’s Credit Agreement (the “Credit Agreement”, as amended), as well as the Company’s liquidity, described in Note 16: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, as well as the Company’s forecasted liquidity.

As previously disclosed in the Company’s Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 7, 2023, May 8, 2023, May 30, 2023, July 7, 2023, and August 3, 2023, the Company had no ability to borrow further under its revolving credit facility (the “Revolver”) until August 2, 2023, when it entered into a Debt Restructuring Agreement (the “Debt Restructuring Agreement”), which enabled immediate access to up to $21.0 million on the Revolver subject to liquidity and other cash covenants. While the Company believes that the Debt Restructuring Agreement provides additional flexibility to fund its operations and satisfy its obligations as currently anticipated in the near term, it also imposes new covenants, including liquidity covenants requiring the use of excess cash for debt reduction. Given the uncertainties around the Company’s liquidity, ability to execute its Turnaround Plan, and ability to comply with covenants, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of these Consolidated Financial Statements. Refer to Note 16: Debt in Item 8. Financial Statements and Supplementary Data of this Report for additional details around the Debt Restructuring Agreement.

The Company's Board of Directors is actively engaged with management and financial advisors to further explore strategic alternatives and advise on potential means to improve the Company’s liquidity and capital structure. If the Company raises funds in the future by issuing equity securities, such as warrants issued under the Debt Restructuring Agreement (as defined below) or through the future sale of the Company’s common stock, it is highly likely that existing stockholders will be diluted. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds in the future by issuing additional debt securities, these debt securities will likely have rights, preferences, and privileges senior to those of stockholders. The ability to raise additional debt is subject to the limitations, conditions and preferences of the Credit Agreement and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, which will continue to impact the cost of debt financing. In addition, the Company is reviewing its real property portfolio for real estate available for potential dispositions, or sale-leaseback transactions, and is exploring right-sizing efforts, monetization of fixed assets, enhancing cash management, and marketing and channel optimization, to deliver additional liquidity, within this calendar year; however the timing, amount and ability to effect such dispositions is uncertain. As the aforementioned actions are conditional upon the receipt of offers and execution of agreements with new or existing investors or the execution of sales agreements with third parties, which are considered outside of the Company’s control, there is no assurance of the timing or outcome of these actions, and as a result they are not considered probable of occurring until such time as they are completed. If the Company is unable to execute its Turnaround Plan, it will not be able to continue to operate its business pursuant to its current business plan, which would have a material adverse effect on the Company’s performance, or it may be forced to file for bankruptcy protection, which could include either reorganization or liquidation.

To address substantial doubt, the Company has embarked on the following actions:

•engaged a financial advisor to assist in securing supplemental financing,
•appointed a Chief Restructuring Officer,
•appointed a new director to its Board of Directors with significant restructuring experience,
•entered into the Debt Restructuring Agreement with its bank group,
•engaging in discussions with potential investors or financing partners, with respect to potential financing transactions, such as issuing equity securities where dilution to stockholders is highly likely to occur,
•reviewing its real property portfolio for potential monetization opportunities,
•deferring certain growth capital spending with payback of more than a year, and
•prioritizing re-engineering actions with short-term return.

For additional information about the Credit Agreement and the amendments to the Credit Agreement, refer to Note 1: Summary of Significant Accounting Policies and Note 16: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

Furthermore, liquidity constraints as of December 31, 2022 triggered the re-assessment of the valuation of certain Company assets and liabilities, resulting in a $179.4 million valuation allowance of deferred tax assets, the recognition of additional deferred tax liabilities of $12.3 million related to jurisdictions where the Company had previously asserted permanent reinvestment, a $3.6 million abandonment of capitalized software, a $3.2 million impairment of certain goodwill and intangible assets, and the reclassification of long-term intercompany loans to short-term beginning in 2023, resulting in increased exposure to foreign exchange volatility on the Consolidated Statements of (Loss) Income, amongst other impacts.

COVID-19

While the spread of COVID-19 and its variants continued into 2022, the impact from continued partial lockdowns was isolated primarily to the Company’s operations in China. The Company continues to navigate the impacts of the global COVID-19 pandemic to ensure the safety of its employees and their families, sales force, and consumers, and to mitigate the impact of the pandemic on its operations and financial results. Refer to Segment Analysis Current Year vs. Prior Year in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

The Company adopted a hybrid approach to working and started to phase in a return to global offices with a combination of work from home and in-office days where possible.

Available Information

Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, and information regarding the Company’s transfer agent and registrar through the Company’s website free of charge (as soon as reasonably practicable after reports are filed with the SEC, in the case of periodic reports, by going to www.tupperwarebrands.com, clicking on the “Investors” tab and searching under “Financial Information”, “Corporate Governance” or “IR Resources.” The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Sales

Products

The Company designs innovative, functional, and environmentally responsible products to help store, serve, and prepare food. The core of the Tupperware brand product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home, in addition to lines of cookware, knives, microwave products, microfiber textiles, water-filtration related items, and an array of products for on-the-go consumers.

The Company believes its ability to continually and successfully offer consumers innovative, differentiated, high quality and award-winning products is one of its most valuable assets. For example, in 2022, Tupperware was honored with a Good Design Award for its UrbanMax™ Portable Blender by The Chicago Athenaeum as well as a German Design Award 2023 Special Mention by the German Design Council. The XtremAqua®™ Freezable Bottle, RiceSmart Junior and SuperSonic™ Chopper received the 2022 IF Seal from the Industrie Forum Design, Hanover, and the Dish Caddy also received a Reddot honor from the Design Centre Nordrhein Westfalen, Essen. In addition to these recognitions, new product introductions in 2022 included:

•The Bamboo and Glass Storage Jars made with FSC® Certified bamboo material for the lids – a new, sustainably sourced material for the Company. This product line, intended to keep dry ingredients fresh, doubles as a storage solution across the entire home. Beyond storing dry ingredients, like spices, dried beans, nuts, granola, pasta and more, consumers can use the jars in other parts of the home for stylish organization. The jars are designed to stack securely for space efficiency, and launched in Australia, Mexico, United States and Canada, and in some markets in the Asia Pacific and Europe segments.

•The Company built upon its category experience in reusable drinkware with the launch of the Tupperware Pure&Go™ Water Filter Bottle, which allows consumers to bring filtered, better tasting water wherever they go. Up to seventy-nine gallons of water can be filtered before replacing the element and the product is certified by NSF International. The bottle comes with an easy-sip straw for easy drinking and it is dishwasher-safe.

•Tupperware One Touch Fresh™ Storage brings a practical design, with the Company’s signature one touch close and easy open lid and a clear material that allows users to quickly identify its contents. These containers optimize organization in the pantry or fridge, thanks to their modularity, and provide peace of mind to the consumer by reducing food waste. Plus, when not in use, nesting bases and lid snapping features provide a compact storage solution.

•The Tupperware Ultra Clear™, a range of beautiful, transparent containers with the look of glass that feature an easy open lid, are stackable and modular, and are intended to keep dry foods fresher, longer, with the airtight seal.

•As consumers continue to seek healthier meal options, the Company introduced the UrbanMax™ Portable Blender that operates with a rechargeable battery so there is no need to be plugged in to prepare a smoothie. The battery has enough of a charge to make 10 drinks, and allows consumers to prepare and enjoy fresh smoothies, shakes, juices and other liquid beverages virtually anywhere and everywhere. The blender is also a convenient way to prepare other foods, like sauces, dressings or milkshakes in small quantities without the hassle of cleaning a whole blender or other large appliance.

•The Tupperware Air Fryer, which features a digital touchscreen display, and captures a growing consumer set who seeks quicker, healthier meals. The Air Fryer has six preset times and temperature icons for the most popular foods, and includes a non-stick basket making cleanup quick and easy.

•The Company continued its focus on creating on-the-go products with the launch of Xploris™ Thermal Tumblers. The tumblers come in two earth-tone colors, are highly functional, reusable, stylish and include double-wall insulation. The tumblers come in three sizes and include a closeable silicone-made plug and drinking spout for easy drinking. The tumblers, made with a spill control lid for minimal spillage, launched in the United States, Canada and markets across Asia Pacific, with plans to launch in Brazil, Europe, Middle East and Africa markets, and Mexico in 2023.

Markets

The Company operates its business under four reportable segments in four broad geographic regions: (1) Asia Pacific, (2) Europe (Europe, Africa and the Middle East), (3) North America, and (4) South America. See Note 21: Segment Information to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for further details regarding segment information.

Sales are to the ultimate customer principally through direct selling by an annual average active sales force of approximately 313 thousand in 2022. Products are primarily sold directly to independent distributors, directors, managers, and dealers (the “sales force”) throughout the world. Sales force members purchase products at a discount from the Company and then sell them to their customers. Sales force compensation plans and sales methods can differ based on the market.

A significant portion of the Company’s business operates through distributors, some of whom stock inventory and fulfill orders from the sales force. In a stocking model, the distributor orders product, stocks it in a warehouse and picks, packs, and ships it to the sales force for distribution to the end consumer. In a non-stocking model, the Company manages the stocking and distribution of inventory while distributors focus on commercial activities. Discounts to the distributor are adjusted depending on the level of service provided. Where distributorships are granted, they have the right to market the Company’s products and to utilize Tupperware’s trademarks, subject to certain limitations. The vast majority of the sales force members are independent contractors and not employees of the Company.

Some business units utilize a campaign merchandising system whereby sales force members sell through brochures generated every three or four weeks to their circle of influence including friends, neighbors, and relatives. The brochures highlight new products and promotional items for each sales campaign and allow the sales force to connect one-on-one with the consumer. Generally, the sales force forwards an order to a designated Tupperware distribution center where the product is packaged and shipped to the sales force for delivery to the consumer.

The Company also uses retail stores and studios, owned by independent sales force members, in certain markets, most predominantly in China. These physical locations provide an entrepreneurial opportunity for independent owners to connect with consumers to demonstrate and sell products while also creating visibility and reinforcing Tupperware’s image with consumers. As part of the Company’s Turnaround Plan, the new growth strategy will expand to offer additional in-person product purchasing opportunities to complement the current retail store and studio strategy.

Accelerated by the global pandemic, the Company has seen a worldwide shift by its sales force to incorporate digital methods of doing business. The adoption of digital demonstrations has grown as a result of more people staying at home, thus enabling a sales force member’s ability to reach new customers. Geographic location is no longer a limiting factor for the Company’s independent sales force members and the Company sees this adoption of digital tools and methods to selling as a key element of building a more sustainable and predictable business. In both 2022 and 2021, Tupperware provided its sales force with various digital tools to connect with consumers directly through social media and personalized web pages, offered digital training and virtual meetings for sales force development, and maintained direct websites in several countries including, but not limited to, Brazil, Mexico, and the United States and Canada, for consumers to purchase products.

Business Strategy

Given current concerns about its liquidity and capital structure, the Company has increased its focus on improving its cash generation capabilities and capital structure through the efforts outlined above, including developing plans to generate additional liquidity to address substantial doubt and has engaged advisors to address the capital structure.

Due to the sharp rise in inflation in 2022, the Company raised prices on its products to protect gross margins, at rates in some markets, such as the United States and Western Europe, that were much greater than in the recent past. The increased prices coupled with falling consumer confidence resulted in fewer unit volumes shipped than were expected.

The Company also found that during the pandemic, when it initiated a starter kit at a much lower cost than traditional starter kits, many members were joining mostly for the product discount, and were not building business organizations at the same rate as in the past. Those member cohorts also did not benefit from in-person meetings, which the Company believes is critical to the success of a direct selling organization. Therefore, the Company believes that retention rates suffered as a result. With the return to in-person events, particularly in the second half of 2022, coupled with the elimination of the low-cost starter kits in early 2023, the Company expects that productivity of post-pandemic member cohorts will improve and will return to levels that more closely mirror pre-pandemic levels.

Two milestones achieved in 2022 give the Company confidence that when it expands access to the Tupperware brand beyond its traditional channels, consumers respond favorably. In the U.S. a successful launch into a major retailer exceeded expectations, and the Company believes it paves the way for future retail expansion, while its omnichannel approach in Korea augmented the continued growth in the traditional studio channel it deploys in that market, resulting in Korea moving up to be the third largest market in the Company’s Asia Pacific segment. In total, the Company has approximately 50 retail customers around the world in 2022, and now have multi-channel activity in 22 of its markets. While retail sales now represent four percent of the Company’s total revenue, positive results in this channel were not enough to offset declining trends in the direct selling channel.

In 2022, the Company continued to execute on its Turnaround Plan, one that leverages consumer acceptance of the iconic Tupperware brand, which is expected to give the Company the ability to expand into new product categories, increase consumer access points, and grow distribution channels, all while strengthening the Company’s core direct selling business. A deteriorating macroeconomic environment, which included increasing inflationary pressures, sharply rising interest rates, and the strengthening of the U.S. Dollar against most major currencies, coupled with increasing geopolitical tensions and deteriorating consumer confidence, eroded the Company’s underlying business economics and liquidity in 2022. The Company elected to take additional restructuring actions, which has pushed out the Turnaround Plan timeline. The Turnaround Plan will focus on further simplifying the Company’s core business with digital transformation and global exchange of best-selling practices. The Company will continue shifting from a distributor push model to a consumer pull model to capture the needs of today’s customer sets; opening up access to Tupperware products in channels where today’s consumers want to shop as part of our omnichannel evolution; and expanding into new product categories to bring more innovative solutions to the market. The timing and investment in support of the Turnaround Plan could most likely be constrained by the Company’s liquidity.

Competition

The Company has many competitors both domestically and internationally. The principal bases of competition generally are marketing, price, quality, and innovation of products, as well as competition with other companies for independent sales force and new business models promoting a gig economy. Due to the nature of the direct selling industry, it is critical that the Company provide a compelling earnings opportunity for the sales force, along with developing new and innovative products.

Through its Tupperware brand, the Company competes in the food storage, serving and preparation, containers, and gifts categories. The Company works to differentiate itself from its competitors through its brand names, product innovation, quality, value-added services, celebrity endorsements, technological sophistication, new product introductions, and its channel of distribution, including the training, motivation, and compensation arrangements for its independent sales force.

Resources

Many of the products manufactured by and for the Company require specialty polymers including plastic resins that meet its rigorous design and quality specifications. These resins are purchased through various arrangements with a number of large chemical companies located in many of the markets in which the Company has a presence or sells its products. Research and development relating to these polymers and resins used in Tupperware brand name products is performed by both the Company and its suppliers. In 2022 and 2021, the Company experienced shipping constraints and delays coming from sourced suppliers due to COVID-19. To date, the Company has been able to secure an adequate supply of raw materials for its products, and it endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions occur in its operations.

The Company considers its trademarks and patents to be of material importance to its business. Except for the Tupperware trademark, which the Company considers to be among its most valuable assets, the Company is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware trademark, as well as its other trademarks, is registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents used in the Company’s business are registered and maintained on a country-by-country basis, with a variety of durations. The Company has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments.

The Tupperware trademark is pledged as collateral under the Credit Agreement. See “Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern” above for more information. Should the Company be in default of the Credit Agreement, and fails to cure or obtain waivers for said default, then the lenders could, among other things, foreclose upon any collateral under the Credit Agreement, including the Tupperware trademark.

Government Regulations

Compliance with government regulations, including those relating to environmental protection, has not had in the past, and is not expected to have in the future, a material effect upon the Company’s capital expenditures, liquidity, earnings, or competitive position.

Human Capital

As of December 31, 2022, the Company had approximately 6,600 employees, about 35 percent fewer than at December 25, 2021. The primary reasons for the headcount reductions were the sale of certain non-core beauty brands, as well as accelerated re-engineering programs to right-size the Company’s core business. These actions, coupled with employee turnover, have resulted in a loss of continuity of knowledge and have created resource constraints. See Note 3: Re-engineering and Impairment Charges and Note 12: Assets Held for Sale and Discontinued Operations to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for more information.

The decision to layoff employees discussed above is one of the most difficult changes that the Company has and continues to implement to help address its liquidity concerns. The Company has made it a priority to treat outgoing employees with respect and has provided and will continue to provide separation agreements in line with statutory requirements across the world.

Environmental, Social and Governance (“ESG”)

For over 75 years, Tupperware has provided innovative, functional, and environmentally responsible products as alternatives to single-use plastic products. Since its foundation, the Company has offered career paths and opportunities for women and has been committed to gender and racial diversity. In 2022, Tupperware accelerated its ESG efforts as part of the Turnaround Plan.

2022 was a transformational year for further integrating ESG initiatives into the Company’s business, with the recalibration of priorities, reaffirming the most material topics and setting clear strategies toward the achievement of the Company’s ESG goals.

Highlights of Tupperware’s progress and focus areas to enhance its ESG strategy and priorities include the following:

•Improvement of ESG oversight and governance, which now includes the Board of Directors’ Nominating, Governance and Social Responsibility Committee, a cross-functional ESG Steering Committee that drives the integration, empowerment, and ownership of the ESG strategies across the business units. In addition, ESG is now an integral part of its leadership’s Management Business Objectives (“MBOs”), to enhance the integration of sustainability into the business.

•Publication of the Company’s 2022 ESG Report reflects the priority sustainability areas of the business on stakeholders as defined in the 2021 materiality assessment. The report outlines the Company’s environmental, social, and governance strategies, goals, and progress. The report is accompanied by a disclosure index aligned with the Global Reporting Initiative (“GRI”) Standards and the Sustainability Accounting Standards Board (“SASB”) Standard for the containers and packaging industry in the resource transformation sector.

•Reduction of Tupperware products’ environmental footprint by engaging with the Company’s global manufacturing facilities to expand existing ESG data monitoring and collection processes and ensure accurate performance and impact measurements for improvement.

•Recognition for continued commitment to ESG by being named to Newsweek’s list of America’s Most Responsible Companies for 2022 and among the top 100 companies in the Forbes Halo list that measures how well, and how responsibly, brands are serving their U.S. customers. The Company believes these designations are a testament to Tupperware’s cultural impact, social engagement, and authentic communication of its mission and values.

Other

The Company’s business is not dependent on a small number of customers, nor is any of its business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Information About Our Executive Officers

The following is a list of the names and ages of all executive officers of the Company as of September 30, 2023, indicating all positions and offices held by each such person with the Company, and each such person’s principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Company (expected to occur during the fourth quarter of 2023.

Name	Age	Positions and Offices Held and Principal Occupations of Employment - During Past Five Years
Miguel Fernandez	52
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

Richard Goudis(3)	62
Executive Vice Chair and Director of Tupperware Brands Corporation, since March 2020. Mr. Goudis is the former Chief Executive Officer of Herbalife Nutrition Ltd. from 2017 to 2019. He also served as Chief Operating Officer of Herbalife Nutrition Ltd. from 2010 to 2017, and as Chief Financial Officer of Herbalife Nutrition Ltd. from 2004 to 2010.

Hector Lezama	51
President, Chief Commercial Officer since October 2022. Previously, President, Commercial Business Expansion, since February 2021 and Senior Vice President, Expansion & Turnaround Markets, since April 2020. Prior to joining the Company, Mr. Lezama was Chief Executive Officer of Oprimax Group from 2014 through April 2020.

Mariela Matute	47
Chief Financial Officer since May 2022. Prior to joining Tupperware, Ms. Matute was Chief Financial Officer of Calavo Growers, Inc. Prior thereto, Ms. Matute spent nearly five years at Amazon.com as Chief Financial Officer of Amazon Business from February 2019 to October 2021, and previously as Director of Finance and Operations from February 2017 to February 2019.

Madeline Otero(2)	47
Senior Vice President, Chief Accounting Officer since July 2021, Senior Vice President, Finance and Accounting since May 2020, and Vice President and Controller since November 2018. Previously Vice President, Internal Audit and Enterprise Risk Management since November 2015, and Vice President and CFO, BeautiControl since January 2011.

Karen M. Sheehan(1)	50
Executive Vice President, Chief Legal Officer and Secretary since January 2018, after serving as Senior Vice President, General Counsel and Secretary since January 2017, and as Vice President and Deputy General Counsel since December 2014.

Jim Van Ingen	59
Executive Vice President of Supply Chain since July 2022. Prior to joining Tupperware, Mr. Van Ingen was President of the Automotive Powertrain Components business at Novares Group from February 2020 to July 2022. Prior to Novares, Mr. Van Ingen served as President and CEO of Bway Corporation from September 2017 to September 2018, and before that as Senior Vice President for a Marmon Group/Berkshire Hathaway portfolio of companies.

Brian J. Fox	57
Brian J. Fox, Chief Restructuring Officer since May 4, 2023 and Managing Director for Alvarez & Marsal since May 2016. As a Leader for Alvarez & Marsal North American Commercial Restructuring Practice, Mr. Fox provides a full range of financial advisory, operational improvement, and interim management services in restructurings and other special situations. Mr. Fox has worked with companies to develop operational improvement programs around customer and product profitability, working capital reduction and expense reduction.

(1) On August 7, 2023, Ms. Sheehan informed the Company of her intention to resign from her position effective September 30, 2023 and has entered into a consulting arrangement for continued service as disclosed in the Form 8-K filed on August 11, 2023.
(2) On September 12, 2023, Ms. Otero informed the Company of her intention to resign from her position effective following the filing of this Report.
(3) On October 6, 2023, Mr. Goudis informed the Company of his intention to resign from his position effective following the filing of this Report.
Item 1A. Risk Factors.
There are inherent risks and uncertainties associated with the Company that could adversely affect its business, financial condition, or results of operations. Set forth below are descriptions of those risks and uncertainties that the Company currently believes to be material, but the risks and uncertainties described below are not the only ones that could adversely affect the Company. Other events that the Company does not currently anticipate or that the Company currently deems immaterial also may affect its business, financial condition, or results of operations. Before making an investment in the Company’s securities, investors should carefully consider the risk factors discussed below, together with the other information in this Report, including the section entitled Forward-Looking Statements at the beginning of this Report, in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and the other reports and materials filed by the Company with the SEC.

Risks Related to Liquidity

There is substantial doubt about the Company’s ability to continue as a going concern, and this may adversely affect the Company’s stock price, the Company’s ability to raise capital, and the Company’s relationship with its vendors.

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of these Consolidated Financial Statements. Based on the definitions in the relevant accounting standards, the Company evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to financial and other covenants contained in the Company’s Credit Agreement as well as the Company’s forecasted liquidity. In fiscal year 2022, the Company generated negative operating cash flow and, based on its current business plan, the Company expects to continue to spend substantial amounts in future periods, which may result in further periods of negative operating cash flow, further impacted by an increase in the number of vendors requiring more frequent payment or prepayment for goods and services.

The Company had no ability to borrow further under its Revolver until August 2, 2023, when it entered into the Debt Restructuring Agreement, which enabled immediate access to up to $21.0 million on the Revolver subject to liquidity and other cash covenants as outlined in the Debt Restructuring Agreement. While the Company believes that the Debt Restructuring Agreement provides additional flexibility to fund its operations and satisfy its obligations as currently anticipated in the near term, it also imposes new covenants, including liquidity covenants which require the use of excess cash for debt reduction. Given the uncertainties around the Company’s liquidity, ability to execute its Turnaround Plan, and ability to comply with financial and non-financial covenants, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of these Consolidated Financial Statements. Refer to Note 16: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for additional details around the Debt Restructuring Agreement.

To address these covenant and liquidity concerns, the Company is taking the following actions:

•engaged a financial advisor to assist in securing supplemental financing,
•appointed a Chief Restructuring Officer,
•appointed a new director to its Board of Directors with significant restructuring experience,
•entered into the Debt Restructuring Agreement with its bank group,
•engaging in discussions with potential investors or financing partners, with respect to potential financing transactions, such as issuing equity securities where dilution to stockholders is highly likely to occur,
•reviewing its real property portfolio for potential monetization opportunities,
•deferring certain growth capital spending with payback of more than a year, and
•prioritizing re-engineering actions with short-term return.

These actions are conditioned upon the receipt of offers and the execution of agreements with new or existing investors or the execution of sales agreements with third parties, which are considered outside of the Company’s control. There is no assurance of the timing and outcome of these actions and as a result they are not considered probable of occurring until such time as they are completed.

Unless the Company is able to successfully execute its Turnaround Plan, it will not be able to continue to operate its business pursuant to its current business plan. This would require management to modify its operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of the Company’s ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which would have a material impact on the Company’s operations, its ability to increase revenues, and the Company’s relationship with its vendors. Alternatively, the Company may be forced to file for bankruptcy protection, which could include either reorganization or liquidation.

Current and future indebtedness could restrict the Company’s operations, particularly its ability to respond to changes in its business or to take specified actions.

The Company is also dependent upon its Revolver to fund its operations and satisfy obligations. Prior to execution of the Debt Restructuring Agreement on August 2, 2023, the Company was in default with certain amended financial and non-financial covenants included in the Credit Agreement and had no access to its Revolver.

The Company must meet certain financial and non-financial covenants to be in compliance with the Credit Agreement. Under the terms of the Credit Agreement, non-compliance with covenants is an event of default, which provides the lenders with, among other things, the ability to demand repayment of outstanding borrowings and restrict future borrowings under the Revolver. If such demand for repayment were to occur, the Company does not have the financial resources to repay such obligations.

If the Company is unable to effectively execute its Turnaround Plan, it may violate covenants in the future, which could result in the acceleration of outstanding debt obligations. Were the lenders to take action to accelerate the debt, the Company’s liquidity, results of operations, and financial condition would be materially adversely impacted and the Company may be forced to file for bankruptcy protection, which could include either reorganization or liquidation.

The Company may not fully realize the anticipated benefits of the Turnaround Plan and other operating or cost-saving initiatives, which may have a material adverse effect on the Company.

In 2020, the Company accelerated transformation initiatives, initiated in the years prior to 2020, and developed a Turnaround Plan. The multi-year implementation of the Turnaround Plan, which is still being operationalized, is expected to result in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term costs, lost customers, reduced sales volume, higher than expected restructuring costs, further loss of key personnel, additional supply chain disruptions, higher costs of supply and other negative impacts on the Company’s business. Implementation of the Turnaround Plan may take longer than anticipated, and, once implemented, the Company may not realize, in full or in part, the anticipated savings or benefits from one or more of the various restructuring and cost-savings programs undertaken as part of these efforts in full or in part or within the time periods expected. The Company’s remediation efforts in response to the material weaknesses could further delay the implementation of the Turnaround Plan. It also may not realize the increase in sales intended to be enabled by the initiatives. The Company is also subject to the risks of labor unrest, negative publicity, and business disruption in connection with these initiatives. The failure to realize anticipated savings or benefits from such initiatives, which may be due to the Company’s inability to execute plans, delays in the implementation of the Turnaround Plan, global or local economic conditions, competition and the other risks described herein, could have a material adverse effect on business, prospects, financial condition, liquidity, results of operations, and cash flows. The timing and investment in support of the Turnaround Plan could be constrained by the Company’s liquidity. If the Turnaround Plan is not successful, the Company may be forced to file for bankruptcy protection, which could include either reorganization or liquidation.

The Company is subject to financial risks as a result of its international operations, including exposure to foreign currency fluctuations, the impact of foreign currency restrictions, its ability to repatriate cash from jurisdictions outside of the United States, and the impact of international sanctions.

The Company is subject to risks of doing business internationally. The Company has derived, for a number of years, most of its net sales from operations outside the United States. As a result, the Company faces exposure to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currency into U.S. Dollars. Upon translation, operating results may differ materially from expectations, and the Company may record significant gains or losses on the remeasurement of intercompany balances. Doing business in developing international markets exposes the Company to greater risks than companies of a similar size who focus on developed markets.

Movement in exchange rates has had and may continue to have a significant impact on the Company’s earnings, cash flows, and financial position. The Company’s most significant exposures are to the Argentine Peso, Euro, Indonesian Rupiah, Japanese Yen, Mexican Peso, and Swiss Franc. Although the Company’s currency risk is partially mitigated by the natural hedge arising from its local product sourcing in many markets, a strengthening U.S. Dollar generally has a negative impact on the Company. To mitigate such negative impact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign currency exchange rates, however, as a result of substantial doubt about the Company’s ability to continue as a going concern, the Company is currently limited in its ability to execute hedging transactions. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit, or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. Dollar. In past periods the movement of foreign currency exchange rates has had a material effect on the Company’s results of operations. There can be no assurance that the Company’s hedging strategies will be successful and foreign currency fluctuations and related hedging activities may not have a material adverse impact on the Company’s results of operations, cash flows, and/or financial condition.

Furthermore, foreign governments have imposed restrictions on currency remittances, including, but not limited to, remittances from Argentina and Ukraine of $8.3 million and $4.9 million, respectively. Due to existing and potential future government restrictions on transfers of cash out of countries and control of exchange rates and currency convertibility, the Company may not be able to immediately access its cash at the exchange rate used to translate its financial statements. A substantial majority of the

Company’s cash is held outside of the United States, and if the Company experienced additional restrictions on its ability to move cash into the United States, the Company’s liquidity position could be materially adversely affected.

Due to the challenging internal and external business economics, coupled with the increased levels and cost of borrowings under its Credit Facility, the Company is facing liquidity constraints, which require repatriation of cash from international jurisdictions when available. As a result, the Company has determined that it can no longer assert permanent reinvestment on any of the outside basis differences of its foreign subsidiaries, as it will likely need to repatriate cash and assets globally to the United States to meet its debt obligations. In light of these new facts identified in the financial statement close process at the end of the most recent fiscal year, the Company has revisited its earlier position. The Company lifted all indefinite assertion positions for all of its foreign subsidiaries and has increased its deferred tax liability to $24.0 million in the fourth quarter of 2022 related to the estimated income tax, withholding tax costs and capital gain impacts associated with repatriation of these earnings. As this amount is estimated based on the current outside basis differences of the foreign subsidiaries, the actual withholding costs incurred for repatriation of cash may differ and result in additional tax costs.

In addition, the United States government may impose material sanctions and restrictions on doing business with certain countries, businesses, and individuals, including, as an example, the sanctions against countries such as Russia or within specific regions of Ukraine. Such events could have a material adverse effect on the Company’s business and financial performance, including through increased costs of compliance, reduced net sales as a result of restrictions on the Company’s ability to sell into specific regions of the world, higher volatility in foreign currency exchange rates, and increased input costs (such as energy).

The conflict in Ukraine could continue to impact business and financial performance in Europe and the Company’s results of operations on a consolidated basis. Management continues to monitor the political and economic situation and has taken several measures, including cash repatriation, to proactively manage the risk. In addition, sanctions imposed on Russia could impact the fulfillment of existing orders, any future revenue streams from impacted customers, and the recoverability of certain financial assets. Management will continue to assess the Company’s mitigation activities in light of the evolving situation and the related risks, but there can be no assurances that the conflict will not have a material adverse impact on the Company’s results of operations, cash flows, and/or financial condition.

Risks Related to Internal Controls

Management has identified material weaknesses in the Company’s internal control over financial reporting, which could, if not remediated, result in additional material misstatements in the Company’s interim or annual consolidated financial statements.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. As a result of this evaluation, management identified material weaknesses in the Company’s internal control over financial reporting. Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022. Refer to Item 9A. Controls and Procedures of this Report for further information.

As described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures of this Report, these material weaknesses resulted in the restatement of the Company’s annual Consolidated Financial Statements in 2021 and 2020 and the 2022 and 2021 unaudited interim Condensed Consolidated Financial Statements. Accordingly, the Company has restated the accompanying 2021 and 2020 Consolidated Financial Statements in this Report. See Note 22: Restated Previously Issued 2021 and 2020 Financial Statements. The Company will effectuate restatement of the unaudited interim condensed consolidated financial information for the first three quarters of 2022 as part of filing of the 2023 interim Forms 10-Q. See Note 23: Quarterly Financial Summary (Unaudited) for additional information regarding the interim misstatements and resulting restatement impacts.

Management intends to implement enhancements to its internal control over financial reporting, which are expected to include refinements and enhancements to the complement of personnel, design and operation of its controls related to the risk assessment process, income taxes, leases, intercompany loans, goodwill, account reconciliations, and the Consolidated Statements of Cash Flows. The Company intends to begin to implement these enhancements to the design of its controls during 2023 and to continue in 2024. However, these material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of the remediation plan and will refine the remediation plan, as needed. Until remediated, the material weaknesses could result in future errors to the Company’s financial statements.

Remediation measures are time-consuming, require significant costs and place significant demands on the Company’s financial and operational resources. In order to improve the effectiveness of its internal control over financial reporting, the Company has expended, and will need to continue to expend, significant resources, including accounting-related costs and significant management oversight. In view of the Company’s liquidity position, employee turnover, and anticipated additional headcount reductions, the Company can give no assurance that the measures the Company takes will remediate the material weaknesses or that additional material weaknesses will not arise in the future. Additionally, the Company may not have sufficient resources to successfully execute its remediation plan. The Company is recruiting to fill vacancies in key areas resulting from recent resignations, including of its Chief Accounting Officer and Vice President of Internal Audit, but there can be no assurance that turnover in these positions will not cause delay in remediation efforts. Any failure to remediate the material weaknesses, or the development of new material weaknesses in the Company’s internal control over financial reporting, could result in additional material misstatements in our financial statements and cause the Company to fail to meet its reporting and financial obligations, which in turn could have a negative impact on its reputation, brand and financial condition.

The Company has restated certain of its previously issued consolidated financial statements, which has resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in Note 1: Summary of Significant Accounting Policies and Note 22: Restated Previously Issued 2021 and 2020 Financial Statements to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, the Company has restated its 2021 and 2020 annual Consolidated Financial Statements following the identification of misstatements. These newly identified misstatements are in addition to misstatements previously identified by the Company during 2022, as well as misstatements that were previously identified and disclosed in the Company’s Annual Reports on Form 10-K as of and for the years ended December 25, 2021 and December 26, 2020 and in certain 2022 and 2021 Quarterly Reports on Form 10-Q.

As a result of the misstatements and the restatements, the Company has become subject to additional risks, uncertainties and costs. The Company may become subject to enforcement proceedings brought by the SEC or other regulatory or governmental authorities, or subject to other legal proceedings, the misstatements or the related restatements, and actions and proceedings could also be brought against the Company’s current and former employees, officers, or directors. These actions, lawsuits or other legal proceedings related to the misstatements or the restatements could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. If the Company does not prevail in any such lawsuit or proceeding, the Company could be subject to substantial damages or settlement costs, criminal and civil penalties and other remedial measures, including, but not limited to, injunctive relief, disgorgement, civil and criminal fines and penalties. In addition, the Company continues to be at risk for loss of investor confidence, loss of key employees, changes in management or the Company’s Board of Directors and other reputational issues, all of which could have a material adverse effect on the Company’s business, financial position and results of operation.

The outcome of pending and future claims and litigation could have a material adverse impact on the Company’s business, financial condition, and results of operations and damage the Company’s reputation.

The Company is party to claims and litigation in the normal course of business. Furthermore, the Company may face material litigation outside the ordinary course of business that could materially adversely impact the Company’s results of operations, financial condition, or cash flows. In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The lead plaintiff seeks to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company’s motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, and the 11th Circuit Court of Appeals affirmed dismissal of the complaint on August 8, 2023. The plaintiff petitioned for rehearing en banc before the 11th Circuit Court of Appeals on August 29, 2023. The Court of Appeals denied the petition for rehearing on October 2, 2023. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors relating to the allegations in the securities class action referenced in the preceding paragraph. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The court stayed proceedings in this action pending resolution of the appeal of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the appeal of the third motion to dismiss in the putative stockholder class action. The court has set a status conference on the matter in February 2024. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleged that statements made in public filings between November 3, 2021 and May 3, 2022 regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff sought to represent a class of stockholders who purchased the Company’s shares during the alleged class period and demands unspecified monetary damages. On August 17, 2022, the Southern District of New York entered an order transferring the case to the Middle District of Florida. On September 16, 2022, the court appointed co-lead plaintiffs. On November 30, 2022, the plaintiffs filed a First Amended Class Action Complaint. The First Amended Class Action Complaint is based on alleged misstatements about the Company’s profitability and pricing leading up to May 4, 2022; the plaintiffs also proposed a new class period of May 5, 2021 - May 4, 2022. On September 28, 2023, the Court denied the defendant’s motion to dismiss the First Amended Class Action Complaint. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In August 2022, a stockholder derivative complaint was filed in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida against certain of the Company’s current and former officers and directors relating to the allegations in the securities class action referenced in the preceding paragraph. The derivative complaint asserts claims against the officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. On July 28, 2023, the defendants filed a motion to dismiss. On September 21, 2023, the plaintiff filed an amended complaint. The defendants’ response to the amended complaint is due on or before November 1, 2023. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In 2022, the SEC completed its inquiry into the Company’s accounting practices relating to its previously-owned Fuller Mexico business and its Tupperware Mexico business. On September 29, 2022, the SEC issued a final order approving the settlement of the inquiry. Under the terms of the order, the Company neither admits nor denies the SEC’s findings and paid an immaterial civil penalty, which was fully accrued in the second quarter of 2022.

In March 2023, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Middle District of Florida. The complaint alleges that statements made in public filings between March 10, 2021 and March 16, 2023 regarding the Company’s income taxes and internal controls violated Sections 10(b) and 20(a) of the Securities Act of 1934. On June 5, 2023, the District Court appointed a lead plaintiff, who intends to file an amended complaint by November 13, 2023. Once the lead plaintiff has filed an amended complaint, the Company will be required to respond to the complaint. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. The Company’s insurance may not cover all claims that may be asserted against the Company, and the Company is unable to predict how long the legal proceedings to which the Company is currently subject will continue. An unfavorable outcome of any legal proceeding may have an adverse impact on the Company’s business, financial condition and results of operations, or its stock price. Any proceeding could negatively impact the Company’s reputation among its customers or its shareholders.

Risks Related to Our Operations

The Company’s success is substantially dependent on the strength and continued service of its Board of Directors, senior management and other key employees, and its continued ability to attract and retain highly talented new team members with necessary skills to execute against the Company’s key strategies.

The Company’s success depends in part on the efforts and abilities of qualified board members and personnel at all levels, including its senior management team and other key employees. Their motivation, skills, experience, contacts, and industry knowledge significantly benefit the Company’s operations and administration. The failure to attract, motivate, and retain highly qualified members of the Board of Directors and senior management team could have an adverse effect on the Company’s results of operations, cash flows, and financial condition. During 2022, the composition of the Company’s senior management changed substantially, with the Company appointing a new Chief Financial Officer, a new Executive Vice President - Supply Chain, and the restructuring of its commercial officer functions to move one officer into an advisory role and to promote another officer to Chief Commercial Officer. Management subsequently determined that as of December 31, 2022 the Company did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with its accounting and financial reporting requirements. Furthermore, in 2023 the Company appointed a new Chief Restructuring Officer. Ms. Sheehan, Executive Vice President, Chief Legal Officer and Corporate Secretary resigned from her position effective September 30, 2023 and currently serves as a consultant, and Ms. Otero, Senior Vice President and Chief Accounting Officer and Richard Goudis, Executive Vice Chair and Director, informed the Company of their intentions to resign from their respective positions, effective following the filing of this Report. Also in 2023, the Company’s Vice President, Internal Audit, and its Vice President, Treasurer, resigned from their positions. In addition, the Company’s Board of Directors has been evaluating changes to its composition, to ensure it is best positioned to support compliance with its Debt Restructuring Agreement and the Company’s Turnaround Plan. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder the Company’s strategic planning, execution, and future performance. The Company’s recent financial and operational difficulties could lead to the loss of additional senior executives. Further changes in the Board of Directors or senior management team may create additional uncertainty among investors, employees, and others concerning the Company’s future direction and performance. Furthermore, the Company-initiated headcount reductions, coupled with employee turnover, have resulted in a loss of continuity of knowledge and has created resource constraints. Any disruption in the Company’s operations or uncertainty could have an adverse effect on its business, financial condition, or results of operations.

The Company’s success depends on its ability to maintain and enhance its brand protection, image and reputation.

The Company’s iconic Tupperware® brand has worldwide recognition, and the Company’s continuing success, including the value of its collateral under the Credit Agreement, depends on its ability to maintain and enhance its brand protection, image, and reputation. Maintaining, promoting, and growing the Tupperware brand will depend on design and marketing efforts, sales force and consumer promotions and campaigns, product innovation, and product quality. If the Company is unable to obtain adequate capital resources, then management would have to, among other things, delay, scale back or eliminate some or all of these activities, which would have a material adverse effect on the Company’s operations, brand protection, image and reputation. Furthermore, should there be events of default under the Credit Agreement, the administrative agent and the lenders party to the Credit Agreement have the current right to exercise remedies against the intellectual property and other collateral of the Company and its subsidiaries pledged as collateral security pursuant to the Credit Agreement, including the right to sell or otherwise dispose of such collateral security, which remedial exercises could also have a material adverse effect on the Company’s operations, brand protection, image, and reputation.

Failure to protect the Company’s intellectual property rights, or the Company’s conflict with the rights of others, could damage the Company’s brand, weaken its competitive position and negatively impact its results of operations.

The Company’s success depends in large part on its brand image. The Company currently relies on a combination of copyright, trademark, patent and unfair competition laws, confidentiality procedures, and licensing arrangements to establish and protect its intellectual property rights. The steps taken by the Company to protect its proprietary rights may not be adequate to prevent infringement of its trademarks and proprietary rights by others, including imitation of its products and misappropriation of its brand. In addition, intellectual property protection may be unavailable or limited in some jurisdictions.

Preventing unauthorized use or infringement of the Company’s intellectual property rights is inherently difficult. The Company’s products are subject to frequent counterfeiting and other intellectual property infringement, which may be difficult to police and prevent, depending upon the ability to identify infringers and the availability and/or enforceability of intellectual property rights. Such counterfeit sales, to the extent they replace otherwise legitimate sales, could adversely affect the Company’s operating results. If the Company is unable to protect its proprietary rights, the Company may be at a disadvantage to others who do not incur the substantial time and expense the Company incurs to create its products. Any of these events could harm the Company’s business and have a material adverse effect on its results of operations and financial condition.

The Company’s success depends, in part, on the quality and safety of its products.

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

Product safety or quality failures, actual or perceived, or allegations of product contamination, even when false or unfounded, or inclusion of regulated ingredients could tarnish the image of the Company’s brands and could cause consumers to choose other products. Allegations of contamination, allergens, or other adverse effects on product safety or suitability for use by a particular consumer, even if untrue, may require the Company from time to time to recall a product from all of the markets in which the affected production was distributed. Such issues or recalls and any related litigation could negatively affect the Company’s profitability and brand image.

The Company is subject to environmental laws and regulations that expose the Company to a number of risks and could result in significant liabilities and costs.

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

Furthermore, concern over plastics products may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG including disclosure requirements, or environmental causes may result in increased compliance or input costs of raw materials, which may cause disruptions in the manufacture of the Company’s products or an increase in operating costs. If the Company does not adapt to or comply with new regulations, or fails to meet evolving investor, industry, or stakeholder expectations and standards, or if the Company is perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing the Company’s products or purchase products from another company or a competitor, and the Company’s reputation, business, or financial condition may be adversely affected.

Security incidents and attacks on the Company’s information technology systems could lead to significant costs and disruptions that could harm the Company’s business, financial results, and reputation.

The Company relies extensively on information technology systems to conduct its business, some of which are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, receiving orders and shipping product to customers, billing customers and receiving and applying payments, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing certain customer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company’s business. Current and increased information technology security threats, and current and more sophisticated computer crime, including advanced persistent threats, pose a risk to the security of the information technology systems, networks, and services of the Company, its customers and other business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and other business partners. Furthermore, the risk of a cybersecurity incident is heightened as more of the Company’s employees work remotely. As a result, the Company’s information technology systems, networks, or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal, or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although the Company has business continuity plans in place, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches. Any business interruptions or data security breaches, including cyber-security breaches resulting in private data disclosure, could result in lawsuits or regulatory proceedings, damage the Company’s reputation or adversely impact the Company’s results of operations, cash flows, and financial condition. While the Company maintains insurance coverage that could cover some of these types of issues, the coverage has limitations and includes deductibles such that it may not be adequate to offset losses incurred. The Company has experienced various security threats and incidents, including, for example, email compromise events, vulnerabilities, malware, phishing, and non-compliance with internal security requirements and procedures, that have not had a material impact on the Company; however, if the Company were to experience material threats or incidents in the future, there could be significant costs and disruptions that could harm the Company’s business, financial results, and reputation.

The Company could also be adversely affected by system or network disruptions if new or upgraded information technology systems or software are defective, not installed properly, or not properly integrated into its operations, as well as if the capacity and system limitations of the Company’s information technology systems or software are exceeded due to the number of the Company’s employees working from home due to flexible schedules and work-from-home arrangements. Various measures have been implemented to manage the risks related to the implementation and modification of hardware and software, but any significant disruption or deficiency in the design and implementation of new or upgraded information technology systems or software could have a material adverse effect on the Company’s business, financial position, and results of operations and could, if not successfully implemented, adversely impact the effectiveness of internal control over financial reporting.

Risks Related to Our Business Model

The Company is largely dependent upon the independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network may materially adversely affect the Company’s financial condition and operating results.

The Company’s distribution system depends upon successful addition, activation, and retention of a large number of independent sales force members. A significant decline in the number of the Company’s independent sales force members could lead to a decline in sales. The Company’s active sales force declined 18 percent, 15 percent and 16 percent as of the end of the fourth quarter of 2022, the first quarter of 2023 and the second quarter of 2023, respectively, compared to the prior year.

The addition, retention, and activation of sales force members is dependent upon the competitive environment among other companies who also use this channel of distribution and upon the general labor market, unemployment levels, general economic conditions, demographic and cultural changes in the workforce and the level of penetration of the Company’s sales force in the geographies in which it operates, as well as the introduction of new products. In addition, if the sales force fails to find the Company’s product development pipeline to be compelling, or if the Company fails to maintain public confidence in its competitive position due to the Company’s disclosures regarding liquidity pressures, doubts regarding continuing as a going concern, or otherwise, the Company’s ability to attract and retain sales force members may be adversely affected.

The Company’s sales are directly tied to the activity levels of its sales force, which is in large part a temporary working activity for many sales force members. Activity levels may be affected by the degree to which a market is penetrated by the presence of the Company’s sales force, the amount of average sales per order, the amount of sales per sales force member, the mix of high-margin and low-margin products sold at group demonstrations and elsewhere, and the activities and actions of the Company’s product line and channel competitors. The Company’s sales force members may be affected by initiatives undertaken by the Company to grow its revenue base or change its cost base which may lead to the inaccurate perception that the independent sales force system is at risk of being phased out or that the Company intends to exit markets, as well as by external factors such as media coverage associated to the Company’s liquidity position.

Furthermore, due to the high level of competition in the Company’s industry, it might fail to retain its independent sales force and their customers, which would harm the Company’s financial condition and operating results. The Company is subject to significant competition for the recruitment of independent sales force from other direct selling businesses. Furthermore, the Company faces competition from newer business models that provide a stream of revenue opportunities which the sales force only has to accept (rather than identify on their own). The Company competes globally for potential customers and independent sales force, and if the Company is unable to successfully compete with other direct selling and related businesses, the Company’s financial condition and operating results could be materially adversely affected.

The Company relies on its sales force to adapt to changing consumer needs.

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

The Company’s ability to improve its financial performance depends on its ability to anticipate and respond to market trends and changes in consumer preferences.

The Company’s business is subject to changes in consumer trends and demands such as the types of products and materials the Company offers, the ease of finding and ordering the product, and the speed at which the products can be delivered. Consumer preferences and trends may change due to a variety of factors, such as changes in demographic trends, changes in the characteristics and materials used in its products, new market trends, or a weak economy in one or more of the markets in which the Company operates. The Company’s ability to accurately predict and respond to these changes could impact the Company’s financial results. If the Company is unable to anticipate changes in consumer preferences and trends, the Company’s business, financial condition, and operating results could be materially adversely affected.

The Company’s results of operations, liquidity, and cash flows could be materially harmed if the Company is unable to accurately forecast demand for its products, which could result in a shortage of products or increased inventory levels.

If the Company fails to accurately forecast customer demand it may experience excess inventory levels or a shortage of products to deliver to its customers, which could materially adversely impact the Company’s results of operations, liquidity, and cash flows.

The Company has experienced, and may continue to experience, challenges in supplying products to meet customer demands, has also experienced high inventory levels due to its supply of products not meeting projected demand, and might not be able to modify its internal systems, business practices, supply chain arrangements, and logistical support mechanisms quickly enough to meet these demands or decrease its production efficiently. If the Company is unsuccessful in forecasting the overall demand for its products, the Company’s results of operations, liquidity, and cash flows could be materially adversely affected.

Risks associated with the Company’s international operations and sales and changes in economic environments, including inflation, rising interest rates, and/or a recession, could adversely affect the Company’s business and earnings.

Changes in the economic environment or other governmental restrictions (including, but not limited to, inflation, rising interest rates, and/or a recession) in any of the countries where the Company operates could materially affect the Company’s revenues and operating results. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. Among others, these risks include local political and economic environments, adverse new tax regulations, potentially burdensome privacy protocols, including the EU General Data Protection Regulation, and relations between the United States and foreign governments. In addition, the Company does business in developing countries, some of which have higher risk profiles, and some of the international jurisdictions in which the Company operates have a different, or less developed, legal system that lacks transparency in certain respects relative to that of the United States, and can accord local government authorities a higher degree of control and discretion over business than is customary in the United States.

The Company could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar U.S. or foreign anti-bribery and anti-corruption laws and regulations in the jurisdictions in which it operates.

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

The Company’s ability to conduct business in its international markets may be affected by political, legal, tax and regulatory risks.

The Company’s global operations expose the Company to a number of additional risks, including:

•changes in a specific country’s or region’s political, social, or economic conditions, particularly in emerging markets;
•civil unrest, turmoil, or outbreak of disease or illness, such as the novel coronavirus, in any of the countries in which the Company sells its products or in which the Company or its suppliers operate;
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
•different regulatory regimes controlling the protection of the Company’s intellectual property;
•restrictions on its ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;
•restrictions on its ability to repatriate dividends from the Company’s foreign subsidiaries;
•difficulty in collecting international accounts receivable;
•difficulty in enforcement of contractual obligations not within United States legal jurisdiction;
•transportation delays or interruptions;
•changes in regulatory requirements; and
•the burden of complying with multiple and potentially conflicting laws, including, but not limited to, conflicting labor and employment laws.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding these risks.

Evolving global regulations on direct selling companies could harm the Company’s business and financial results.

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

Risks Related to Our Common Stock

The New York Stock Exchange may delist the Company’s common stock from quotation on its exchange, which could limit investors’ ability to sell and purchase the Company’s securities and subject the Company to additional trading restrictions.

The Company is currently out of compliance with the New York Stock Exchange (“NYSE”) annual report and quarterly report filing requirements and minimum market capitalization continued listing requirements. As a result, the Company is at risk of the NYSE delisting its common stock. If the Company’s common stock is delisted from the NYSE, the Company could face material adverse consequences, including:

•a limited availability of market quotations for the Company’s securities;
•reduced liquidity;
•a determination that the Company’s common stock is a “penny stock” which will require brokers trading in the Company’s shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its common stock;
•a limited amount of news and analyst coverage for the Company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

On June 1, 2023, the Company received written notification from the NYSE that it no longer satisfied the continued listing compliance standards set forth under Sections 802.01B and 802.01C of the NYSE Listed Company Manual because (i) its average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, its last reported stockholders’ equity was less than $50 million and (ii) the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period.

In accordance with NYSE procedures, the Company has submitted a business plan to the NYSE demonstrating how it intends to regain compliance with the minimum stock price standard within 6 months, and the global market capitalization standards within 18 months. On August 1, 2023, NYSE provided notice that the Company had regained compliance with the minimum stock price standard, however, the Company continues to be out of compliance with the global market capitalization standard. On August 29, 2023 NYSE provided the Company with a notice of acceptance of its business plan concerning regaining compliance with the global market capitalization standard. The NYSE will perform quarterly reviews during the 18 months from receipt of the Company’s June 1, 2023 letter for compliance with the goals and initiatives as outlined in the Company’s plan. During the cure period, the Company’s common stock will continue to be listed on the NYSE, subject to its compliance with other continued listing requirements. If the Company fails to regain compliance during the cure period, or if the Company fails to meet material aspects of the plan, then the NYSE may commence suspension and delisting procedures.

Further, on April 7, 2023, the Company received written notice from the NYSE indicating that the Company was not in compliance with Section 802.01E of the NYSE Manual, as a result of its failure to timely file this Report with the SEC. In connection with the April notice, the Company notified the NYSE that it intended to file this Report and its Form 10-Q for the first fiscal quarter of 2023 (the “Q1 Form 10-Q”) within the six-month cure period, which ended on September 30, 2023. The Company previously disclosed on Current Reports on Form 8-K dated March 16, 2023, April 7, 2023, May 8, 2023, May 30, 2023, July 7, 2023, August 3,

2023, and September 18, 2023 that it had identified multiple prior period misstatements and material weaknesses in internal control over financial reporting for the periods covered by the Form 10-K, and as a result, efforts to complete the financial close process for the first and second quarters of 2023 were delayed until the filing of this Report. Furthermore, as a result of the Company’s challenging financial condition and extensive efforts to complete the restatement of the historical Consolidated Financial Statements, the Company’s Accounting department has experienced, and continues to experience significant attrition, including recent departures and expected departures in key control positions within the Accounting department and other supporting departments. The employee attrition has resulted in resource and skill set gaps, strained resources, and a loss of continuity of knowledge – all of which have contributed to delays in the filing of Forms 10-Q for the first and second quarters of 2023, and are expected to contribute to delays in the filing of the Form 10-Q for the third quarter of 2023 and Annual Report on Form 10-K for fiscal year 2023.

On September 20, 2023, the Company submitted a late filer extension request for an additional six-month cure period in which the Company would be requested to file this Report as well as quarterly reports on Forms 10-Q for the first, second, and third quarters of 2023. On October 3, 2023, NYSE approved the Company’s late filer extension requests and the Company now has until March 31, 2024 to file its Forms 10-Q for the first, second and third quarters of 2023. If the Company fails to file quarterly reports on Forms 10-Q for each of the first, second and third quarters of 2023 within the six-month cure period extension, then the NYSE may commence suspension or delisting procedures. The Company currently expects to file the first quarter Form 10-Q in the fourth quarter of 2023 and the Forms 10-Q for the second and third fiscal quarters of 2023 in the first quarter of 2024; however, there can be no assurance that the Forms 10-Q for the first, second, and third quarters of 2023 will be filed by such time. Given the current delays, the Company cannot reasonably predict when the Annual Report on Form 10-K for fiscal year 2023 will be filed. In addition, the Company’s current independent auditor could be dismissed, resign or refuse to stand for re-appointment as a result of these issues, and the process for retaining a new auditor for fiscal year 2023 SEC filings could cause further delays in the Company’s SEC filings.

A delisting of the Company’s common stock from the NYSE could negatively impact the Company as it would likely reduce the liquidity and market price of the Company’s common stock and thus (i) reduce the number of investors willing to hold or acquire the Company’s common stock, which would negatively impact the Company’s ability to access equity markets and obtain financing, and (ii) impair the Company’s ability to provide equity incentives to its employees.

The Company’s stock price has been and may continue to be subject to volatility.

The Company’s stock price has experienced volatility over time and this volatility may continue. Stock volatility in itself may adversely affect shareholder confidence as well as employee morale and retention for those associates who receive equity grants as part of their compensation packages. The impact on employee morale and retention could adversely affect the Company’s business performance and financial results. Stock volatility and other factors may also affect elements of the Company’s capital allocation strategy, and its ability to use equity to fund acquisitions or raise capital.

In addition, the Company has received, and may continue to receive, significant media attention, including from blogs, articles, message boards and social media. Information provided by third parties may not be reliable or accurate, or contain misleading, incomplete or otherwise damaging information, which could influence trading activity in the Company’s stock. As a result, the Company’s stock has experienced, and could continue to experience, extreme price and volume fluctuations that may be unrelated to its operating performance, financial position or other business fundamentals. This activity along with other factors, including the involvement of short sellers or activist investors in the Company’s stock, has materially impacted in the past, and could materially impact in the future, the trading price of the Company’s stock, put pressure on the supply and demand for its stock, limit the Company’s shareholders from readily selling their shares and result in significant loss of investment.

The market prices and trading volume of our shares of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses.

The market prices and trading volume of the Company’s shares of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of the Company’s common stock to incur substantial losses. From December 30, 2022 to October 5, 2023, the market price of the Company’s common stock has had extreme fluctuations, ranging from a closing day low of $0.62 per share on July 18, 2023, to a closing day high of $5.38 on August 1, 2023, and the last reported sale price of the Company’s common stock on NYSE on October 5, 2023, was $1.26 per share. From December 30, 2022 to October 5, 2023, daily trading volume of the Company’s common stock ranged from as low as 0.5 million shares to as high as 209.1 million shares.

The Company believes that the recent volatility and the Company’s current market prices reflect market and trading dynamics and macro or industry fundamentals, and the Company does not know how long these dynamics will last. Under the circumstances, the Company cautions investors against investing in the Company’s common stock, unless investors are prepared to incur the risk of incurring substantial losses.

Extreme fluctuations in the market price of the Company’s common stock over the past year have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns the Company has experienced create several risks for investors, including the following:

•the market price of the Company’s common stock has experienced and may continue to experience rapid and substantial increases or decreases unrelated to the Company’s operating performance, prospects, macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that the Company continues to face;
•factors in the public trading market for the Company’s common stock include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in the Company’s securities, access to margin debt, trading in options and other derivatives on the Company’s common stock and any related hedging and other trading factors;
•to the extent volatility in the Company’s common stock is caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of the Company’s common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to the Company’s financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
•if the market price of the Company’s common stock declines, investors may be unable to resell their shares at or above the price at which investors acquired them. The value of newly issued shares of the Company’s common stock may fluctuate or decline significantly in the future, in which case investors could incur substantial losses.

The Company may continue to incur rapid and substantial increases or decreases in its stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting the Company. Accordingly, the market price of the Company’s shares of common stock may fluctuate dramatically and may decline rapidly, regardless of any developments in its business. See “—Risk Factor — A “short squeeze” due to a sudden increase in demand for shares of the Company’s common stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze have led to, may be currently leading to, and could again lead to, extreme price volatility in shares of the Company’s common stock.” Overall, there are various factors, many of which are beyond the Company’s control, that could negatively affect the market price of the Company’s common stock or result in fluctuations in the price or trading volume of its common stock, including:

•actual or anticipated quarterly variations in operational results and reactions to earning releases or other presentations or reports issued by the Company;
•failure to meet the expectations of securities analysts and investors;
•rating agency credit rating actions;
•the contents of published research reports about the Company or its industry or the failure of securities analysts to cover the Company’s common stock;
•any increased indebtedness the Company may incur in the future or the Company’s inability to refinance any such indebtedness;
•actions by institutional shareholders;
•speculation or reports by the press or the investment community with respect to the Company or the Company’s industry in general;
•short interest in the Company’s common stock and the market response to such short interest;
•the dramatic increase in the number of individual holders of the Company’s common stock and their participation in social media platforms targeted at speculative investing;
•increases in market interest rates that may lead purchasers of the Company’s shares to demand a higher yield;
•changes in the Company’s capital structure;
•future sales of the Company’s common stock by the Company, members of the Company’s management or any significant shareholders;
•announcements by the Company, its competitors or vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•third-party claims or proceedings against the Company or adverse developments in pending proceedings;
•additions or departures of key personnel;
•changes in applicable laws and regulations;
•negative publicity for the Company, its business or the Company’s industry;
•changes in expectations or estimates as to the Company’s future financial performance or market valuations of competitors, customers or travel suppliers;
•results of operations of the Company’s competitors;
•the Company’s ability to manage supply chain-related expenses and disruptions in its supply chain;
•the impact of the COVID-19 pandemic; and

•general market, political and economic conditions, including any such conditions and local conditions in the markets in which the customers are located.

In addition, in the past, shareholders have instituted securities class action litigation following periods of market volatility. If the Company is involved in additional securities litigation, the Company could incur substantial costs and the Company’s resources and the attention of management could be diverted from the Company’s business.

A “short squeeze” due to a sudden increase in demand for shares of the Company’s common stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze have led to, may be currently leading to, and could again lead to, extreme price volatility in shares of the Company’s common stock.

Investors may purchase shares of the Company’s common stock to hedge existing exposure or to speculate on the price of its common stock. Speculation on the price of the Company’s common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of the Company’s common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of the Company’s common stock for delivery to lenders of the Company’s common stock. Those repurchases may, in turn, dramatically increase the price of shares of the Company’s common stock until additional shares of the Company’s common stock are available for trading or borrowing. This is often referred to as a “short squeeze.” A large proportion of the Company’s common stock has been in the past and may be traded in the future by short sellers, which may increase the likelihood that the Company’s common stock will be the target of a short squeeze, and there is widespread speculation that the Company’s recent volatility in trading price is the result of a short squeeze. A short squeeze and/or focused investor trading in anticipation of a short squeeze have led to, may be currently leading to, and could again lead to volatile price movements in shares of the Company’s common stock that may be unrelated or disproportionate to its operating performance or prospects and, once investors purchase the shares of the Company’s common stock necessary to cover their short positions, or if investors no longer believe a short squeeze is viable, the price of its common stock may rapidly decline.

In addition, the Company does not record or have access to information regarding any share lending or short selling transactions other than what is publicly available from third-party providers. The Company does not have reliable information about synthetic shares and fake shares and only maintains records regarding shares that the Company has legally issued and are outstanding. The Company also understands that there has been considerable trading in derivatives on the Company’s shares including both put and call options. These derivative securities can have the effect of increasing the volatility of the Company’s share price.

Investors that purchase shares of the Company’s common stock during a short squeeze may lose a significant portion of their investment. Under the circumstances, the Company cautions investors against investing in the Company’s common stock, unless investors are prepared to incur the risk of losing all or a substantial portion of their investment.

Information available in public media that is published by third parties, including blogs, articles, online forums, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

The Company has received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, online forums, message boards and social and other media. This includes coverage that is not attributable to statements made by the Company’s directors, officers or employees. Investors should read carefully, evaluate and rely only on the information contained in or incorporated in the documents filed with the SEC in determining whether to purchase the Company’s shares of common stock. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of the Company’s common stock which could cause losses to your investments.

General Risk Factors

The Company relies on third-party suppliers for raw materials and the loss of these suppliers, a supplier’s inability to supply a raw material or a disruption or interruption in the supply chain may adversely affect the Company’s business.

The supply and cost of raw materials, particularly petroleum and natural gas-based resins, may have an impact on the availability or cost of the Company’s plastic products. The Company may experience a significant disruption in the supply of raw materials from current sources or, in the event of a disruption, the Company may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. Moreover, the Company’s suppliers may not be able to fill the Company’s orders in a timely manner depending on market conditions or increased demand for product. The Company’s lack of liquidity could also impair the Company’s relationships with its third-party suppliers. In addition, if the Company loses or needs to replace an existing supplier as a result of adverse economic conditions or other reasons, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to the Company, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to the Company in order to meet the Company’s requirements. Even if the Company is able to expand existing sources, the Company may encounter delays in production and added costs as a result of the time it takes to train its suppliers on its methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials could have an adverse effect on its ability to meet consumer demand for its products and result in lower net revenues and net income (or higher net loss) both in the short and long-term.

The Company’s financial results and ability to grow its business may be negatively impacted by global events beyond its control.

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

Any public health emergencies, including a real or potential global pandemic such as those caused by the avian flu, SARS, Ebola, coronavirus, or even a particularly virulent flu, could decrease demand for the Company’s products and ability to offer them through parties held by the sales force. The worldwide outbreak of the Coronavirus Disease 2019 (“COVID-19”), which was declared by the World Health Organization to be a “pandemic,” has impacted worldwide economic activity. While COVID-19 and its variants continued into 2022, the impact from continued partial lockdowns was isolated primarily to China. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report for further information. The Company continued to navigate the impacts of the global COVID-19 pandemic to ensure the safety of its employees and their families, sales force, and consumers, and to mitigate the impact of the pandemic on its operations and financial results.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2022, the Company’s headquarters are leased by the Company and are located in Orlando, Florida. Tupperware owns and maintains manufacturing and/or distribution facilities in Brazil, Greece, Indonesia, Korea, Mexico, Portugal, South Africa, and the United States, and leases manufacturing and distribution facilities in Belgium, Brazil, China, India, and Japan. The Company owns and maintains commercial offices in India, Indonesia and Mexico. The Indonesia warehouse and commercial office, and the Hemingway, South Carolina manufacturing plant were sold in 2023, refer to Note 24: Subsequent Events to the Consolidated Financial Statements of this Report for additional information.

The Company conducts a continuing program of new product design and development at its facilities in Belgium and Mexico. None of the Company’s owned principal properties are currently subject to any encumbrance material to the consolidated operations of the Company. For additional information about the Credit Agreement and the amendments to the Credit Agreement, refer to Note 1: Summary of Significant Accounting Policies and Note 16: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report. The Company considers the condition and extent of utilization of its manufacturing facilities, warehouses, and other properties to be good.

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

As part of the 1986 reorganization involving the formation of Premark, Premark was spun-off by Dart & Kraft, Inc., and Mondelez International Inc. assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former businesses of Dart Industries Inc., a subsidiary of the Company, including matters alleging product and environmental liability. The assumption of liabilities by Kraft Foods, Inc. (now Mondelez International, Inc.) remains effective subsequent to the distribution of the equity of the Company to Premark shareholders in 1996.

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The lead plaintiff seeks to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company’s motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, and the 11th Circuit Court of Appeals affirmed dismissal of the complaint on August 8, 2023. The plaintiff petitioned for rehearing en banc before the 11th Circuit Court of Appeals on August 29, 2023. The Court of Appeals denied the petition for rehearing on October 2, 2023. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors relating to the allegations in the securities class action referenced in the preceding paragraph. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The court stayed proceedings in this action pending resolution of the appeal of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the appeal of the third motion to dismiss in the putative stockholder class action. The court has set a status conference on the matter in February 2024. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In October 2020, the Company entered into a leaseback agreement on the Company’s headquarters in Orlando, Florida and prior to the lease expiration in October 2031, the Company is obligated to restore the building to its original condition including the removal of asbestos. As of December 31, 2022, the Company recorded an asset retirement obligation of $0.9 million for the present value of the asbestos abatement costs and a reserve of $3.1 million for the present value of the restoration liability.

In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleged that statements made in public filings between November 3, 2021 and May 3, 2022 regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff sought to represent a class of stockholders who purchased the Company’s shares during the alleged class period and demands unspecified monetary damages. On August 17, 2022, the Southern District of New York entered an order transferring the case to the Middle District of Florida. On September 16, 2022, the court appointed co-lead plaintiffs. On November 30, 2022, the plaintiffs filed a First Amended Class Action Complaint. The First Amended Class Action Complaint is based on alleged misstatements about the Company’s profitability and pricing leading up to May 4, 2022; the plaintiffs also proposed a new class period of May 5, 2021 - May 4, 2022. On September 28, 2023, the Court denied the defendant’s motion to dismiss the First Amended Class Action Complaint. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In August 2022, a stockholder derivative complaint was filed in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida against certain of the Company’s current and former officers and directors relating to the allegations in the securities class action referenced in the preceding paragraph. The derivative complaint asserts claims against the officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. On July 28, 2023, the defendants filed a motion to dismiss. On September 21, 2023, the plaintiff filed an amended complaint. The defendants’ response to the amended complaint is due on or before November 1, 2023. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In 2022, the SEC completed its inquiry into the Company’s accounting practices relating to its previously-owned Fuller Mexico business and its Tupperware Mexico business. On September 29, 2022, the SEC issued a final order approving the settlement of the inquiry. Under the terms of the order, the Company neither admits nor denies the SEC’s findings and paid an immaterial civil penalty, which was fully accrued in the second quarter of 2022.

In March 2023, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Middle District of Florida. The complaint alleges that statements made in public filings between March 10, 2021 and March 16, 2023 regarding the Company’s income taxes and internal controls violated Sections 10(b) and 20(a) of the Securities Act of 1934. On June 5, 2023, the District Court appointed a lead plaintiff, who intends to file an amended complaint by November 13, 2023. Once the lead plaintiff has filed an amended complaint, the Company will be required to respond to the complaint. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal United States market on which the Company’s common stock is traded on the New York Stock Exchange under the symbol “TUP.” As of October 5, 2023, the Company had 61,674 shareholders of record and beneficial holders.

Item 5a. Performance Graph.

The following performance graph compares the performance of the Company’s common stock to the Standard & Poor’s 400 Mid-Cap Stock Index and the Standard & Poor’s 400 Mid-Cap Consumer Discretionary Index. The Company’s stock is included in both indices. The graph assumes that the value of the investment in the Company’s common stock and each index was 100 at December 30, 2017 and that all dividends were reinvested.

Cumulative Shareholder Return
200
150
100
50
0
Return
12/30/17
12/29/18
12/28/19
12/26/20
12/25/21
12/31/22
Time Period
Tupperware Brands Corporation
S&P 400 Mid-Cap
S&P 400 Mid-Cap Consumer Discretionary Index

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/30/2017	100.00	100.00	100.00
12/29/2018	53.29	88.00	81.58
12/28/2019	14.64	112.10	103.90
12/26/2020	62.99	127.91	138.02
12/25/2021	28.24	156.77	170.48
12/31/2022	7.22	136.70	136.30
Item 5c. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for 2022 and 2021, and changes in financial condition during 2022 and 2021. The Consolidated Financial Statements for the years ended December 25, 2021 and December 26, 2020 have been restated to correct prior period misstatements. The discussion and tables included below have been corrected to reflect these restatements. For more information see Note 22: Restated Previously Issued 2021 and 2020 Financial Statements in the Consolidated Financial Statements of this Report. This information should be read in conjunction with the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

The Business

The Company designs innovative, functional, and environmentally responsible products to help store, serve, and prepare food. The core of the Tupperware brand product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home, in addition to lines of cookware, knives, microwave products, microfiber textiles, water-filtration related items, and an array of products for on-the-go consumers. Products are primarily sold directly to the sales force throughout the world. Sales force members purchase products at a discount from the Company and then sell them to their customers. Sales force compensation plans and sales methods can differ based on the market. The Company is largely dependent upon its independent sales force to reach the end customer, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings, and operating cash flows. The Company’s primary business drivers are the size, activity, diversity and productivity of its independent sales organizations. In 2022, the Company continued to sell directly and/or through its sales force as well as to end consumers via the internet and through retail transactions, in which it sells products to different companies around the world, primarily retailers. The Company’s average active sales force declined 18 percent to 313 thousand in 2022 compared to the prior year.

The Company has derived, for a number of years, most of its net sales from operations outside the United States. Thus, as the impacts of foreign currency translation are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve the readers’ ability to understand the Company’s operating results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if current period exchange rates had been used to translate results in the prior period. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a “local currency” basis, or “excluding the foreign exchange impact.” These results should be considered in addition to, not as a substitute for, results reported in accordance with United States generally accepted accounting principles (“GAAP”). Results on a local currency basis may not be comparable to similarly titled measures used by other companies.

In 2022, the U.S. Dollar strengthened against the Chinese Renminbi, Euro, Japanese Yen, and other currencies. This created a headwind for the Company as its foreign denominated revenues were translated into the U.S. Dollar at lower exchange rates negatively impacting results. The Company estimates that the negative impact on revenues for 2022 was approximately 5 percent compared to 2021.

In line with the strategy of the Turnaround Plan, as described in Note 3: Re-engineering and Impairment Charges of Item 8. Financial Statements and Supplementary Data of this Report, the Company decided to dispose of the operations of certain key brands of the Company’s beauty business including Avroy Shlain, House of Fuller, Nutrimetics, and Nuvo to better focus on the core business. The Company completed the sale of Avroy Shlain in the first quarter of 2021, House of Fuller was sold in the second quarter of 2022, and Nutrimetics was sold in the third quarter of 2022. The Company executed a Letter of Intent for the sale of 100% of its shares in Nuvo on April 28, 2023, entered into a Sales and Purchase Agreement on July 27, 2023, and completed the sale on August 7, 2023.

The Company has determined that these dispositions represent a strategic shift that will have a major effect on its results of operations. The Company has reflected the results of the beauty businesses as discontinued operations including all comparative prior period information in these Consolidated Financial Statements. Certain costs previously allocated to the beauty business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. See Note 12: Assets Held for Sale and Discontinued Operations of this Report, for additional information.

The Company continued to navigate the impacts of the global COVID-19 pandemic to ensure the safety of its employees and their families, sales force and consumers, and to mitigate the impact of the pandemic on its operations and financial results. The negative impact from COVID-19 on net sales in 2022 was primarily the result of continued partial lockdowns resulting in limited mobility of consumers, restrictions to open stores, and logistics delays impacting product availability in the outlets, mainly in China.

Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the section entitled Forward-Looking Statements at the beginning of this Report.

Overview of the Company’s Performance

Net sales were $1,304.0 million in 2022 compared to $1,600.6 million in 2021, primarily driven by lower recruiting and overall sales force activity, continued COVID-19 lock-downs for most of 2022 particularly in the Asia Pacific segment, changes in sales force business model and compensation plan changes that did not deliver the expected results, and to lower productivity, higher inflation, higher gas prices, and negative impact from price increases.

Cash from operations was a $34.0 million outflow in 2022 compared to $108.8 million inflow in 2021, primarily due to a decrease in income from continuing operations. While debt levels remained fairly consistent in 2022 versus 2021, during the third and fourth quarters of 2022, the Company determined that, with the lower income from operations, it would not be able to meet certain debt covenants of the Credit Agreement. Therefore, during the third and fourth quarters of 2022 and in the first, second, third, and fourth quarters of 2023, the Company entered into five amendments, a waiver to the Credit Agreement, and a Debt Restructuring Agreement to obtain relief from those covenants as well as adjustments and waivers of contractual interest and principal payments.

Under the Debt Restructuring Agreement executed on August 2, 2023, the Company is subject to liquidity covenants requiring the use of excess cash for debt reduction. Given the uncertainties around the Company’s liquidity, ability to execute its Turnaround Plan, and ability to comply with covenants, management concluded there is substantial doubt about its ability to continue as a going concern for at least one year from the issuance date of this Form 10-K. See Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for further information.

Results of Continuing Operations - 2022 Versus 2021 (Restated)

	Year Ended		Change		Foreign Exchange Impact	Change Excluding the Foreign Exchange Impact
(In millions of U.S. Dollars, except per share amounts)	December 31, 2022	December 25, 2021 (Restated)	Amount	Percent		Amount	Percent
Net sales	$1,304.0	$1,600.6	$(296.6)	(19)%	$(81.2)	$(215.4)	(14)%
Gross margin as a percent of sales	64.0%	66.6%	N/A	(2.6) pp	N/A	N/A	N/A
Selling, general and administrative expense as a percent of sales	56.4%	51.7%	N/A	4.7 pp	N/A	N/A	N/A
Re-engineering and impairment charges	$29.4	$14.8	$14.6	99%	$(1.1)	$15.7	+
Loss (gain) on disposal of assets	$9.3	$(32.3)	$41.6	+	$0.8	$40.8	+
Impairment of goodwill and intangible assets	$36.8	$9.1	$27.7	+	$0.2	$27.5	+
Operating income	$23.6	$247.2	$(223.6)	(90)%	$(25.1)	$(198.5)	(89)%
Loss (gain) on debt extinguishment	$—	$19.9	$(19.9)	+	$—	$(19.9)	(100)%
Interest expense	$40.7	$35.5	$5.2	15%	$(0.4)	$5.6	16%
Interest income	$(5.7)	$(1.1)	$(4.6)	+	$0.1	$(4.7)	+
Other income, net	$(10.7)	$(4.0)	$(6.7)	+	$(0.5)	$(6.2)	+
Provision for income taxes	$246.2	$45.9	$200.3	+	$(1.5)	$201.8	+
(Loss) income from continuing operations	$(246.9)	$151.0	$(397.9)	+	$(19.1)	$(378.8)	+
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

On a quarterly basis, sales are impacted by holiday schedules, vacations by sales force members, as well as promotional activities during these periods, which vary by market. In addition, in the fourth quarter of 2022, there were 14 weeks as opposed to 13 weeks in the fourth quarter of 2021.

Net Sales

Net sales were $1,304.0 million and $1,600.6 million in 2022 and 2021, respectively. Net sales decreased in all segments with the exception of South America. Excluding foreign exchange impact, sales decreased $215.4 million or 14 percent, primarily due to:

•Asia Pacific, decreased $79.9 million, mainly related to lower recruiting and overall sales force activity, negatively impacted by: (1) China’s continued COVID-19 lock-downs for most of 2022, resulting in limited mobility of consumers, restrictions to open stores, fewer outlets, and logistics delays impacting product availability in the outlets, as well as economic slowdown and deflation, (2) Indonesia’s continued underperformance due to lower productivity, furthered by changes to its business model and sales force compensation plan, which did not deliver the expected results, and (3) Malaysia and Singapore’s decrease mainly related to lower sales force engagement and recruiting, lower consumer spending caused in part by removal of government subsidy on food essentials, lower sales volume negatively impacted by price increases, and lower sales from retail customers.

•Europe, decreased $91.9 million, driven by lower sales force activity across the segment, including from lower consumer spending as a result of continued deterioration of consumer sentiment, partially driven by the conflict in Ukraine, higher inflation, higher gas prices, and negative impact from price increases. In addition, the segment was negatively impacted by lower retail transactions, mainly in France and Germany.

•North America, decreased $70.0 million, primarily due to lower recruiting, overall sales force productivity in the segment and negative volume impacts from price increase.

•South America, increased $26.4 million, driven by Argentina, primarily from a larger total and active sales force, due to higher retention, higher productivity, as well as higher prices due to inflation.

Included in net sales is a benefit of $16.4 million from having an extra week in 2022 as compared to 2021. The average impact of higher prices was approximately 8 percent compared with 2021, while the negative impact from lower volumes was approximately 22 percent.

A more detailed discussion of the sales results by reporting segment is included in the segment results section in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report. As discussed in Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, the Company includes certain promotional costs in selling, general and administrative expense. As a result, the Company’s net sales may not be comparable with other companies that treat these costs as a reduction of net sales.

Gross Margin and Gross Profit

Gross profit was $834.1 million and $1,065.7 million in 2022 and 2021, respectively. Gross margin was 64.0 percent and 66.6 percent in 2022 and 2021, respectively. The decrease of 2.6 percentage points (“pp”) as compared to 2021 is primarily due to:

•4.4 pp decrease from unfavorable manufacturing variances across all segments, of which 0.3 pp is attributed to idle capacity charges mainly driven by lower sales volume
•1.8 pp decrease from higher resin costs in all segments, particularly in Europe
•0.4 pp decrease from a decline in volume across all segments
•partially offset by a 3.3 pp benefit from an increase in prices across all segments and a 0.7 pp benefit from lower inventory reserve

Selling, General and Administrative Expense

Selling, general and administrative expense was $735.0 million and $826.9 million in 2022 and 2021, respectively. Excluding a foreign exchange impact of $39.3 million, the decrease of $52.6 million is primarily due to:

•$21.7 million decrease in distribution costs, primarily from lower freight costs due to lower volumes, partially offset by $2.6 million cost related to the closure of a warehouse in North America
•$19.2 million decrease in selling costs, driven by lower sales force commission expenses from lower sales volume primarily in Malaysia and Singapore, Iberia, and the United States and Canada, partially offset by higher commission expenses in Indonesia and Italy from changes in sales force business model and compensation plan that did not deliver the expected results
•$18.1 million decrease in promotional costs from lower sales volume primarily in Europe, partially offset by a re-investment in sales force in-person events and meetings

•$13.2 million lower back office costs from headcount reductions, vacant positions, and other savings, primarily in human resources, administration and information technology
•$7.2 million lower costs associated to the Company’s global tax structure mainly from professional fees associated to tax planning initiatives in 2021 that did not repeat in 2022
•$6.2 million from lower management incentives, including stock compensation
•partially offset by a (1) $10.2 million higher investments in talent, infrastructure, and systems needs in support of the Turnaround Plan, (2) $10.1 million reversal of non-income tax reserves in Brazil in the second and third quarters of 2021 that did not repeat in 2022, (3) $3.5 million investment in a new global sourcing office in Singapore, (4) $3.1 million enterprise award from the local government in China which was received in the first quarter of 2021 that did not repeat in 2022, (5) $2.0 million incremental costs associated to under absorption of Diecraft, a mold design and production entity, which started to wind down production in the second half of 2022, and to (6) $1.9 million other higher costs mainly related to rent and insurance

Selling, general and administrative expense as a percentage of sales was 56.4 percent in 2022, compared with 51.7 percent in 2021. The 4.7 pp increase is primarily due to:

•3.4 pp increase from higher ratio of fixed costs to sales driven by decreased sales
•1.0 pp increase in selling costs from: (1) under absorption on lower sales, primarily in China in spite of headcount rationalization of the commercial organization with a full year benefit expected in fiscal year 2023, (2) the value chain impact of a new business model in India to comply with changes in local regulations, and (3) higher commission expenses in Indonesia and Italy from changes in sales force business model and compensation plan that did not deliver the expected results, partially offset by a reduction in the sales force commission rate in the United States and Canada related to an increase in the targeted sales levels required for the sales force to achieve commissions
•0.8 pp higher investments in talent, infrastructure, and systems needs in support of the Turnaround Plan
•0.8 pp increase in other expenses mainly due to the reversal of non-income tax reserves in Brazil in the second and third quarters of 2021, which did not repeat in 2022
•0.4 pp increase in marketing costs driven from advertising expenses in Italy and investment in e-commerce digital initiatives in the United States and Canada
•0.3 pp investment in a new global sourcing office in Singapore
•0.2 pp increase due to an enterprise award from the local government in China which was received in the first quarter of 2021, which did not repeat in 2022
•0.2 pp increase in distribution costs mainly related to a change in business model in Italy to improve service to the sales force and to the rationalization of warehouses in the United States and Canada
•0.2 pp higher administration expenses related to rent and insurance
•partially offset by: (1) 1.0 pp lower back office costs from headcount reductions, vacant positions, and other savings, primarily in human resources, administration and information technology, (2) 0.7 pp decrease in promotional costs mainly from streamlining of programs and promotions primarily in France, Germany and the United States and Canada, with the benefit partially compensated by a re-investment in sales force in-person events and meetings, (3) 0.6 pp lower costs associated to the Company’s global tax structure mainly from professional fees associated to tax planning initiatives in 2021 that did not repeat in 2022, (4) 0.5 pp lower management incentives, including stock compensation

The Company segregates corporate operating expenses into allocated and unallocated components based upon the estimated time spent managing segment operations. The allocated costs are then apportioned on a local currency basis to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures.

Unallocated expenses were $60.2 million and $65.8 million in 2022 and 2021, respectively. The decrease of $5.6 million compared with 2021, is primarily due to:

•In fiscal year 2022, the Company reassessed the allocation of unallocated expenses to the segments to better reflect the way in which the organizational structure continues to evolve and the related costs incurred centrally in benefit of the segments. As a result, there was an increase of $9.8 million of expenses allocated to segments from the change in allocation methodology compared to 2021. The 2021 allocated expenses were not recast for this change in allocation methodology.
•$7.2 million lower costs associated to the Company’s global tax structure mainly from professional fees associated to tax planning initiatives in 2021 that did not repeat in 2022
•$6.2 million from lower management incentives, including stock compensation
•partially offset by (1) $10.2 million higher investments in talent, infrastructure, and systems needs in support of the Turnaround Plan, (2) $3.5 million investment in a new global sourcing office in Singapore, (3) $2.0 million incremental costs associated to under absorption of Diecraft, a mold design and production entity, which started to wind down production in the second half of 2022, and to (4) $1.9 million other higher costs mainly related to rent, utilities, and insurance

As discussed in Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, the Company includes distribution costs of its products in selling, general and administrative expense. As a result, the Company’s gross profit may not be comparable with other companies, which include this expense in cost of products sold.

We expect selling, general and administrative expenses to decrease in fiscal year 2023, driven by lower volume resulting in lower variable costs and savings from re-engineering and cost control actions.

Re-engineering and Impairment Charges

Re-engineering and impairment charges were $29.4 million and $14.8 million in 2022 and 2021, respectively. Declines in revenue led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency, and otherwise turn around its business. These actions resulted in re-engineering and impairment charges related to headcount reductions and facility downsizing and closures. Other costs that may be necessary in light of the revised operating landscape include structural changes impacting how the Company’s independent sales force operates, as well as additional asset write-downs or headcount reductions. Additionally, the Company may recognize gains or losses upon disposal of facilities or other activities directly related to its re-engineering efforts. The Company’s re-engineering and impairment charges were mainly related to the Turnaround Plan.

The re-engineering and impairment charges were:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Turnaround Plan	$29.4	$13.3
Other	—	1.5
Total re-engineering and impairment charges	$29.4	$14.8

The Company incurred $27.7 million and $9.2 million of expenses in 2022 and 2021, respectively, related to severance costs. Additionally, in the fourth quarter of 2022 the Company recognized an impairment of property, plant and equipment of $2.5 million from the triggering event associated to the decision to close the Greece manufacturing facility in 2023. Additionally, in the fourth quarter of 2022, the Company recognized a $2.5 million gain on the sale of a building in Australia associated to the wind down of the Diecraft operation.

The Company expects to incur $80.0 million to $100.0 million of Turnaround Plan charges from 2023 to 2026 to resize cost structure and capacity, which may be limited by liquidity constraints.

Refer to Note 3: Re-engineering and Impairment Charges to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for further information.

Loss (Gain) on Disposal of Assets

Loss (gain) on disposal of assets was $9.3 million and $(32.3) million in 2022 and 2021, respectively. In 2022, the Company realized a loss of $9.1 million related to the abandonment of capitalized software costs due to business and strategy changes. In 2021, the Company realized a gain of $26.2 million from the sale of the remaining land near the Company headquarters in Orlando, Florida, and a $7.1 million gain related to the sale of a manufacturing facility in France.

Impairment of Goodwill and Intangible Assets

The Company’s trade name and goodwill relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation.

Impairment of goodwill and intangible assets was $36.8 million and $9.1 million in 2022 and 2021, respectively. As a result of the fourth quarter of 2022 triggering event related to liquidity constraints and deterioration of forecasts, the Company fully impaired the Argentina and Dart Industries, Inc. reporting units’ goodwill of $0.3 million and $2.9 million, respectively, in December 2022. All other goodwill and trade name impairments were identified and recorded as part of the restatement process as of the annual impairment assessment date, with the exception of the partial impairment of the NaturCare trade name in the fourth quarter of 2022, which was the result of the decision to classify the trade name to definite-lived effective December 31, 2022. Refer to Note 11: Trade Name and Goodwill to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for further information.

Loss (Gain) on Debt Extinguishment

Loss (gain) on debt extinguishment was $19.9 million in 2021, which was due to debt modifications and extinguishments related to the Credit Agreement in November of 2021. There was no comparable activity in 2022.

Interest Expense

Interest expense was $40.7 million and $35.5 million in 2022 and 2021, respectively. Excluding the $8.7 million of debt issuance costs that were expensed in the fourth quarter of 2022, the decrease of $3.4 million is due to favorable rates in the first half of 2022 driven by the debt restructuring in the fourth quarter of 2021, which were more than offset by rising rates and wider basis point spread on the debt in the second half of 2022 as a result of the change in pricing from the First Amendment to the Credit Agreement as detailed in Note 16: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report. The $8.7 million of debt issuance costs that were expensed in the fourth quarter of 2022 resulted from the Company’s decision to classify all debt associated with the Credit Agreement as current at the Consolidated Balance Sheet date, given the uncertainties around the Company’s liquidity, ability to execute its Turnaround Plan, and ability to comply with financial and non-financial covenants.

Interest Income

Interest income was $5.7 million and $1.1 million in 2022 and 2021, respectively. Interest income is related to the interest earned on the Company’s investments of its excess cash, primarily in Argentina.

Other Income, Net

Other income, net was $10.7 million and $4.0 million in 2022 and 2021, respectively. The Company records foreign currency remeasurement impacts and pension costs in this line item.

Provision for Income Taxes

Provision for income taxes was $246.2 million and $45.9 million in 2022 and 2021, respectively. The effective tax rate was 35,171.4 percent and 23.3 percent in 2022 and 2021, respectively. The change in effective tax rate in 2022 from 2021 was primarily due to:

•unfavorable impact of recording a full valuation allowance against all deferred tax assets as a result of the Company’s conclusion that the assets are no longer more likely than not to be realized based upon the Company’s liquidity constraints and declining forecasts,
•unfavorable impact from recording $12.3 million of deferred tax liabilities for removing the indefinite reinvestment assertion as a result of the Company’s liquidity constraints and associated need to repatriate cash where possible,
•unfavorable jurisdictional mix of earnings, and
•increased losses in the United States that currently have no tax benefit.

Refer to Note 4: Income Taxes and Note 22: Restated Previously Issued 2021 and 2020 Financial Statements to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, and Item 9A. Controls and Procedures of this Report, for further information.

(Loss) Income from Continuing Operations

(Loss) income from continuing operations was $(246.9) million and $151.0 million in 2022 and 2021, respectively. See above discussion for the main drivers of changes in net income from continuing operations. A more detailed discussion of the results by reporting segment is included in the segment results section below.

Segment Results - 2022 Versus 2021 (Restated)

International operations accounted for 89 percent of sales in 2022 and 89 percent in 2021. They accounted for 98 percent and 99 percent of segment profit in 2022 and 2021, respectively.

	Year Ended		Change			Foreign Exchange Impact	Change Excluding the Foreign Exchange Impact		Percent of total
(In millions of U.S. Dollars)									Year Ended
	December 31, 2022	December 25, 2021 (Restated)	Amount	Percent			Amount	Percent	December 31, 2022	December 25, 2021 (Restated)
Net Sales
Asia Pacific	$352.4	$460.9	$(108.5)	(24)%		$(28.6)	$(79.9)	(18)%	27%	29%
Europe	295.0	432.1	(137.1)	(32)%		(45.2)	(91.9)	(24)%	23	27
North America	380.8	451.5	(70.7)	(16)%		(0.7)	(70.0)	(16)%	29	28
South America	275.8	256.1	19.7	8%		(6.7)	26.4	11%	21	16
Total net sales	$1,304.0	$1,600.6	$(296.6)	(19)%		$(81.2)	$(215.4)	(14)%	100%	100%

Segment profit
Asia Pacific	$38.9	$104.8	$(65.9)	(63)%		$(7.8)	$(58.1)	(60)%	24%	34%
Europe	19.8	82.3	(62.5)	(76)%		(10.4)	(52.1)	(72)%	12%	27%
North America	47.8	55.8	(8.0)	(14)%		0.6	(8.6)	(15)%	30%	18%
South America	52.8	61.7	(8.9)	(14)%		(3.9)	(5.0)	(9)%	33%	20%

Segment profit as a percent of sales
Asia Pacific	11.0%	22.7%	N/A	(11.7)	pp
Europe	6.7%	19.0%	N/A	(12.3)	pp
North America	12.6%	12.4%	N/A	0.2	pp
South America	19.1%	24.1%	N/A	(5.0)	pp
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Asia Pacific

Net sales were $352.4 million and $460.9 million in 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $79.9 million or 18 percent, primarily due to:

•China’s continued COVID-19 lock-downs resulting in limited mobility of consumers, restrictions to open stores, fewer outlets, and logistics delays impacting product availability in the outlets, as well as economic slowdown and deflation.
•Indonesia’s continued underperformance due to lower productivity, furthered by changes to its business model and sales force compensation plan, which did not deliver the expected result.
•Malaysia and Singapore’s decrease mainly related to lower sales force engagement and recruiting, lower consumer spending caused in part by the removal of government subsidy on food essentials, lower sales volume negatively impacted by price increases, and to lower sales from retail customers.

Included in net sales is a benefit of $5.7 million from having an extra week in 2022 as compared to 2021. The negative impact to net sales in 2022 as a result of COVID-19 is estimated at 5 percent, almost entirely coming from China. The average impact of higher prices was approximately 5 percent compared with 2021. The negative impact to net sales from lower volume was approximately 23 percent compared with 2021.

Segment profit was $38.9 million and $104.8 million in 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $58.1 million or 60 percent, primarily due to (1) impact of lower sales volume, driven by China, Indonesia, and Malaysia and Singapore, (2) higher product costs across the segment, including manufacturing inefficiencies, and (3) a $3.1 million enterprise award from the local government in China which was received in the first quarter of 2021 and did not repeat in 2022. Cost rationalization actions continue to be implemented but trailed the sales decline, mainly in China. In addition, as a result of a reassessment of the allocation apportionment of unallocated expenses to better reflect the way the organizational structure continues to evolve and the related costs incurred centrally in benefit of the segments, there was an incremental $3.8 million of costs allocated to the individual business units within the Asia Pacific segment in 2022, whereas in 2021 these costs remained unallocated in corporate.

The change in the exchange rate of the Chinese Renminbi had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

Europe

Net sales were $295.0 million and $432.1 million in 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $91.9 million or 24 percent, primarily due to a less active sales force, particularly in France, Germany, Iberia, and South Africa. Sales force activities across the segment were driven by lower consumer spending, as a result of continued deterioration in consumer sentiment impacted by geopolitical concerns, higher inflation, and higher gas prices. In addition, the segment was negatively impacted by lower retail transactions, mainly in France and Germany.

Included in net sales is a benefit of $2.8 million from having an extra week in 2022 as compared to 2021. The average impact of higher prices was approximately 7 percent compared with 2021. The negative impact to net sales from lower volume was approximately 31 percent compared with 2021.

Segment profit was $19.8 million and $82.3 million in 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $52.1 million or 72 percent, primarily due to lower sales volume, manufacturing inefficiencies, and higher product costs, partially offset by the implementation of cost rationalization initiatives related to the Turnaround Plan. In addition, as a result of a reassessment of the allocation apportionment of unallocated expenses to better reflect the way the organizational structure continues to evolve and the related costs incurred centrally in benefit of the segments, there was an incremental $3.0 million of costs allocated to the individual business units within the Europe segment in 2022, whereas in 2021 these costs remained unallocated in corporate.

The change in the exchange rate of the Euro had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

North America

Net sales were $380.8 million and $451.5 million in 2022 and 2021, respectively. Excluding foreign exchange impact, sales decreased $70.0 million or 16 percent, primarily due to lower recruiting and overall sales force productivity in the segment and negative volume impact from price increases.

Included in net sales is a benefit of $3.3 million from having an extra week in 2022 as compared to 2021. The average impact of higher prices was approximately 6 percent compared with 2021. The negative impact to net sales from lower volume was approximately 22 percent compared with 2021.

Segment profit was $47.8 million and $55.8 million in 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $8.6 million or 15 percent, primarily due to lower gross margin due to higher product costs, including from manufacturing inefficiencies, in Mexico and the United States and Canada, partially offset by (1) lower distribution expenses in the United States and Canada, from lower volume related outbound freight, and (2) lower sales force commission expenses related to an increase in the targeted sales levels required for the sales force to achieve commissions in the United States and Canada. In addition, as a result of a reassessment of the allocation apportionment of unallocated expenses to better reflect the way the organizational structure continues to evolve, there were $5.1 million of costs allocated to the individual business units within North America in 2022, related to costs incurred centrally that benefit the segment, whereas in 2021 these costs remained unallocated in corporate.

The change in the exchange rate of the Canadian Dollar had the most meaningful impact on the year-over-year net sales and segment profit comparisons.
South America

Net sales were $275.8 million and $256.1 million in 2022 and 2021, respectively. Excluding foreign exchange impact, sales increased $26.4 million or 11 percent, primarily due to a larger total and active sales force driven by Argentina, including from higher retention, higher productivity, as well as higher prices due to inflation.

Included in net sales is a benefit of $4.6 million from having an extra week in 2022 as compared to 2021. The average impact of higher prices was approximately 17 percent compared with 2021. The negative impact to net sales from lower volume was approximately 6 percent compared with 2021.

Segment profit was $52.8 million and $61.7 million in 2022 and 2021, respectively. Excluding foreign exchange impact, segment profit decreased $5.0 million or 9 percent, primarily due to decreased profit in Brazil, as a result of $10.1 million lower benefit from non-income tax reserves reversal in Brazil in the second and third quarters of 2021. In addition, as a result of a reassessment of the allocation apportionment of unallocated expenses to better reflect the way the organizational structure continues to evolve, there were $3.0 million of costs allocated to the individual business units within South America in 2022, related to costs incurred centrally that benefit the segment, whereas in 2021 these costs remained unallocated in corporate.

The change in the exchange rate of the Argentine Peso had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

Results of Continuing Operations - 2021 (Restated) Versus 2020 (Restated)

As discussed in Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, the Company has reflected the results of the beauty businesses as discontinued operations in all comparative prior period information in these Consolidated Financial Statements. The following comparison of 2021 results as compared to 2020 reflects only the results of the Company’s continuing operations.

	Year Ended		Change		Foreign Exchange Impact	Change Excluding the Foreign Exchange Impact
(In millions of U.S. Dollars, except per share amounts)	December 25, 2021 (Restated)	December 26, 2020 (Restated)	Amount	Percent		Amount	Percent
Net sales	$1,600.6	$1,559.0	$41.6	3%	$24.6	$16.9	1%
Gross margin as a percent of sales	66.6%	67.8%	N/A	(1.2) pp	N/A	N/A	N/A
Selling, general and administrative expense as a percent of sales	51.7%	53.9%	N/A	(2.2) pp	N/A	N/A	N/A
Re-engineering and impairment charges	$14.8	$35.3	$(20.5)	(58)%	$0.8	$(21.3)	(59)%
Loss (gain) on disposal of assets	$(32.3)	$(11.9)	$(20.4)	+	$(1.1)	$(19.3)	+
Impairment of goodwill and intangible assets	$9.1	$—	$9.1	+	$—	$9.1	+
Operating income	$247.2	$193.9	$53.3	27%	$6.6	$46.7	23%
Loss (gain) on debt extinguishment	$19.9	$(40.2)	$60.1	+	$—	$60.1	+
Interest expense	$35.5	$38.6	$(3.1)	(8)%	$0.4	$(3.5)	(9)%
Interest income	$(1.1)	$(1.5)	$0.4	(27)%	$—	$0.4	(27)%
Other income, net	$(4.0)	$(13.4)	$9.4	(70)%	$(2.0)	$11.4	(74)%
Provision for income taxes	$45.9	$87.6	$(41.7)	(48)%	$1.3	$(43.0)	(48)%
Income from continuing operations	$151.0	$122.8	$28.2	23%	$7.0	$21.2	16%
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $1,600.6 million and $1,559.0 million in 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $16.9 million or 1 percent, primarily due to:

•Argentina, from a more active sales force and increased productivity, including from higher prices due to inflation
•Brazil, from increased sales force activity including from the use of digital tools
•Malaysia and Singapore, driven by higher recruiting and a more active sales force
•Tupperware Mexico from increased sales force activity and higher sales from retail customers
•partially offset by lower sales, mainly in China and Indonesia, primarily due to the negative impact from COVID-19, lower net studio count in China, and lower sales from retail customers in Italy

The negative impact to net sales in 2021 as a result of COVID-19 is estimated at 3 percent. The average impact of higher prices was approximately 2 percent compared with 2020, excluding highly inflationary price increases in Argentina. Considering the price increases in Argentina to keep up with inflation, the average impact of higher prices was approximately 3 percent.

During 2021, the Company continued to monitor the effects of COVID-19 and the new variants on its sales and has taken several steps to mobilize its resources to ensure adequate liquidity, business continuity, and employee safety during this pandemic. The Company continues to support the adoption of digital tools and techniques by its sales force to reach and sell product solutions to its customers.

Gross Margin and Gross Profit

Gross profit was $1,065.7 million and $1,057.1 million in 2021 and 2020, respectively. Gross margin was 66.6 percent and 67.8 percent in 2021 and 2020, respectively. The decrease of 1.2 pp was primarily due to:

•2.1 pp decrease from higher overall resin costs in all segments, with the most significant impact in the Americas led by Brazil and Mexico
•partially offset by 0.9 pp benefit from lower manufacturing costs, primarily in Europe

Selling, General and Administrative Expense

Selling, general and administrative expense was $826.9 million and $839.8 million in 2021 and 2020, respectively. The decrease of $12.9 million was primarily due to:

•$12.4 million decrease in promotional costs from lower sales volume primarily in Asia Pacific, and from streamlining of promotional costs in Europe and North America
•$10.3 million decrease in selling and marketing costs, driven by lower sales volume primarily in Asia Pacific
•$10.1 million reversal of non-income tax reserves in Brazil
•$3.1 million enterprise award from the local government in China
•partially offset by an increase of (1) $8.8 million in administration costs related to investment in tax planning initiatives associated to the Company’s global tax structure, (2) $7.3 million in distribution costs, primarily from higher warehouse costs in Europe and North America, (3) a net unfavorable impact of $3.9 million related to the absence of a $2.7 million gain related to the repatriation of cash from Argentina in 2020 versus a $1.2 million loss in 2021, and (4) $3.0 million in higher administration cost related to global marketing and other back office expenses

Selling, general and administrative expense as a percentage of sales was 51.7 percent in 2021, compared with 53.8 percent in 2020. The 2.1 pp decrease was primarily due to:

•0.9 pp decrease in promotional costs reflecting the benefits from implementation of right-sizing initiatives related to the Turnaround Plan and cancellation of certain events and travel due to COVID-19, primarily in Australia and New Zealand, China, France, Iberia, and the United States and Canada
•0.8 pp decrease from the reversal of non-income tax reserves in Brazil, lower professional services fees supporting business turnaround efforts, and an enterprise award from the local government in China
•0.8 pp decrease in selling and marketing costs primarily in Argentina, France, Germany, Japan, and the United States and Canada, including from lower allowance for credit losses and lower sales force commission expenses
•0.7 pp decrease from lower ratio of fixed costs to sales driven by sales growth

•partially offset by a (1) 0.7 pp increase in administration costs driven by investments in marketing, digital and business expansion talent, infrastructure and systems needs to support the growth strategy, and investments in tax planning initiatives associated to the Company’s global tax structure, and (2) 0.2 pp increase from the absence of a $2.7 million gain related to the repatriation of cash from Argentina in 2020 versus a $1.2 million loss in 2021

The Company segregates corporate operating expenses into allocated and unallocated components based upon the estimated time spent managing segment operations. The allocated costs are then apportioned on a local currency basis to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures.

Total unallocated expenses in 2021 decreased by $19.8 million compared with 2020, primarily due to lower fees for professional services firms supporting the Turnaround Plan efforts.

Re-engineering and Impairment Charges

Re-engineering and impairment charges were $14.8 million and $35.3 million in 2021 and 2020, respectively:

	Year Ended
(In millions of U.S. Dollars)	December 25, 2021	December 26, 2020
Turnaround Plan	$13.3	$32.2
Other	1.5	3.1
Total re-engineering and impairment charges	$14.8	$35.3

The Company continued to execute on its Turnaround Plan with progress that included improvements in liquidity and strengthening of the capital structure through the sale of non-core assets, restructuring and refinancing the Company’s debt, and the utilization of the share repurchase authorization. The Company incurred $9.2 million and $31.4 million in 2021 and 2020, respectively, related to severance costs.

Refer to Note 3: Re-engineering and Impairment Charges to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for further information.

Gain on Disposal of Assets

Gain on disposal of assets was $32.3 million and $11.9 million in 2021 and 2020, respectively. In 2021 the Company realized a gain of $26.2 million from the sale of the remaining land near the Company headquarters in Orlando, Florida, and a $7.1 million gain related to the sale of a manufacturing facility in France. In 2020, the Company realized a gain of $13.2 million from the sale of a manufacturing and distribution facility in Australia and a gain of $29.2 million from the sale-leaseback of the Company headquarters in Orlando, Florida, along with sale of certain surrounding land. The gain was partially offset by an impairment of $30.5 million of capitalized software implementation costs related to the front and back-office standardization project that was initiated in 2017, due to a shift in the business model and digital strategy set forward by the new leadership team.

Impairment of Goodwill and Intangible Assets

The Company’s trade name and goodwill relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation.

Impairment of goodwill and intangible assets was $9.1 million and $0.0 million in 2021 and 2020, respectively. Refer to Note 11: Trade Name and Goodwill in Item 8. Financial Statements and Supplementary Data of this Report for further information.

Loss (Gain) on Debt Extinguishment

Loss (gain) loss on debt extinguishment was a loss of $19.9 million in 2021 and a gain of $40.2 million in 2020, which was due to debt modifications and extinguishment in both years.

Interest Expense

Interest expense was $35.5 million and $38.6 million in 2021 and 2020, respectively. The change in interest expense is related to a decrease in the Company’s borrowings as well as a decrease of six percentage points in the interest rate of the term loans as a result of the debt refinancing in the fourth quarter of 2021.
Interest Income

Interest income was $1.1 million and $1.5 million in 2021 and 2020, respectively. Interest income is related to the interest earned on the Company’s cash balances.

Other Income, Net

Other income, net, was a gain of $4.0 million and $13.4 million in 2021 and 2020, respectively. The Company records foreign currency translation impacts and pension costs in this line item.

Provision for Income Taxes

Provision for income taxes was $45.9 million and $87.6 million in 2021 and 2020, respectively. The effective tax rate was 23.3 percent and 41.6 percent in 2021 and 2020, respectively. The change in effective tax rate in 2021 from 2020 was primarily due to:

•favorable impact from the utilization of previously valued deferred tax assets due to a tax policy change related to certain direct and indirect costs for inventory and self-constructed assets under Internal Revenue Code ("IRC") Section 263A,
•favorable jurisdictional mix of earnings, and
•partially offset by losses in United States that currently have no tax benefit.

Refer to Note 4: Income Taxes and Note 22: Restated Previously Issued 2021 and 2020 Financial Statements to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, and Item 9A. Controls and Procedures of this Report, for further information.

Net Income from Continuing Operations

Income from continuing operations was $151.0 million and $122.8 million in 2021 and 2020, respectively. See above discussion for the main drivers of changes in net income. A more detailed discussion of the results by reporting segment is included in the segment results section below.

Segment Results - 2021 (Restated) Versus 2020 (Restated)

International operations accounted for 89 percent of sales in 2021 and 88 percent in 2020. They accounted for 99 percent and 95 percent of segment profit in 2021 and 2020, respectively.

	Year Ended		Change			Foreign Exchange Impact	Change Excluding the Foreign Exchange Impact		Percent of total
(In millions of U.S. Dollars)									Year Ended
	December 25, 2021 (Restated)	December 26, 2020 (Restated)	Amount	Percent			Amount	Percent	December 25, 2021 (Restated)	December 26, 2020 (Restated)
Net Sales
Asia Pacific	$460.9	$500.1	$(39.2)	(8)%		$18.6	$(57.8)	(11)%	29%	31%
Europe	432.1	415.6	16.5	4%		10.1	6.4	2%	27%	27%
North America	451.5	413.7	37.8	9%		11.7	26.1	6%	28%	27%
South America	256.1	229.6	26.5	12%		(15.8)	42.2	20%	16%	15%
Total net sales	$1,600.6	$1,559.0	$41.6	3%		$24.6	$17.0	1%	100%	100%

Segment profit
Asia Pacific	$104.8	$121.8	$(17.0)	(14)%		$5.3	$(22.3)	(18)%	34%	40%
Europe	$82.3	$73.0	$9.3	13%		$0.5	$8.9	12%	27%	24%
North America	$55.8	$62.3	$(6.5)	(10)%		$2.6	$(9.1)	(14)%	18%	21%
South America	$61.7	$45.8	$15.9	35%		$(2.2)	$18.1	42%	20%	15%

Segment profit as a percent of sales
Asia Pacific	22.7%	24.4%	N/A	(1.7)	pp
Europe	19.0%	17.6%	N/A	1.4	pp
North America	12.4%	15.1%	N/A	(2.7)	pp
South America	24.1%	19.9%	N/A	4.2	pp
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Asia Pacific

Net sales were $460.9 million and $500.1 million in 2021 and 2020, respectively. Excluding foreign exchange impact, sales decreased $57.8 million or 11 percent, primarily due to:

•China, from higher studio closings and a slower pace of new studio openings, and from COVID-19 lockdowns related to resurgence challenges
•Indonesia’s continued underperformance, mainly from disruption of sales force activities and lower consumer spending, negatively impacted by COVID-19
•partially offset by Malaysia and Singapore where, despite a negative impact from COVID-19, sales increased due to a strong first half of the year from an increase in recruiting and successful digital campaigns

The negative impact to net sales in 2021 as a result of COVID-19 is estimated at 6 percent. The average impact of higher prices was approximately 1 percent compared with 2020. The negative impact to net sales from lower volume was approximately 12 percent compared with 2020.

Segment profit was $104.8 million and $121.8 million in 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit decreased $22.3 million or 18 percent, primarily due to:

•China, from lower sales volume, negatively impacted by COVID-19, and to lower gross margin driven by product mix
•Indonesia, mainly from lower sales volume, negatively impacted by COVID-19

The change in the exchange rate of the Chinese Renminbi had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

Europe

Net sales were $432.1 million and $415.6 million in 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $6.4 million or 2 percent, primarily due to:

•Commonwealth of Independent States mainly due to higher sales force activity from market expansion
•France, driven by increased sales from retail customers
•Greece, from higher recruiting and sales force activity
•Iberia, mainly due to increased sales force activity and productivity
•partially offset by Italy, mainly as a result of lower sales from retail customers

The negative impact to net sales in 2021 as a result of COVID-19 is estimated at 3 percent. The average impact of higher prices was approximately 2 percent compared with 2020. There was no impact to net sales from volume compared with 2020.

Segment profit was $82.3 million and $73.0 million in 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit increased $8.9 million or 12 percent, primarily due to:

•Germany, as a result of lower operating expenses and lower allowance for credit losses
•France, driven by higher sales from retail customers and better product mix, partially offset by higher selling expenses mainly from sales force commissions as a result of a change in business model
•Iberia, driven by higher sales volume
•partially offset by lower profitability from lower sales volume mostly in Italy and South Africa and higher warehousing costs in South Africa

The change in the exchange rates of the Euro and the South African Rand had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

North America

Net sales were $451.5 million and $413.7 million in 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $26.1 million or 6 percent, primarily due to Tupperware Mexico, from increased sales force activity and productivity, and higher business to business sales.

The positive impact to net sales in 2021 as a result of COVID-19 is estimated at 1 percent. The average impact of higher prices was approximately 2 percent compared with 2020. The positive impact to net sales from higher volume was approximately 4 percent compared with 2020.

Segment profit was $55.8 million and $62.3 million in 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit decreased $9.1 million or 14 percent, primarily due to:

•Tupperware Mexico, driven by lower gross margin from product mix and higher resin costs
•the United States and Canada due to increased administration costs

The change in the exchange rate of the Mexican Peso had the most meaningful impact on the year-over-year net sales and segment profit comparisons.
South America

Net sales were $256.1 million and $229.6 million in 2021 and 2020, respectively. Excluding foreign exchange impact, sales increased $42.2 million or 20 percent, primarily due to:

•Argentina, mainly from a more active sales force attributed to the implementation of a digital training platform and expansion of e-commerce on a national level, improved productivity, and higher prices due to inflation
•Brazil, from increased core sales and retail expansion

The negative impact to net sales in 2021 as a result of COVID-19 is estimated at 2 percent. The average impact of higher prices was approximately 9 percent compared with 2020. The positive impact to net sales from higher volume was approximately 11 percent compared with 2020.

Segment profit was $61.7 million and $45.8 million in 2021 and 2020, respectively. Excluding foreign exchange impact, segment profit increased $18.1 million or 42 percent, primarily due to:

•Argentina, driven by higher sales volume, partially offset by higher operating expenses due to inflation
•Brazil, from the reversal of certain non-income tax reserves and higher sales volume, partially offset by lower gross margin mainly impacted by higher resin costs, and higher warehousing costs

The change in the exchange rate of the Argentine Peso had the most meaningful impact on the year-over-year net sales and segment profit comparisons.

Financial Condition
Liquidity and Capital Resources
The Company entered into the First Amendment, Second Amendment, and Third Amendment to its Credit Agreement to address expected non-compliance with financial covenants, given that the Company was forecasting that it would not meet its financial covenants absent such modifications. The Fourth Amendment to the Credit Agreement was entered into to permit a one-time $5.3 million Revolver borrowing otherwise impermissible due to certain covenant breaches, including late payment of interest and failure to timely deliver audited financials.
On August 2, 2023, the Company entered into the Debt Restructuring Agreement to waive certain events of default and restructure the credit facilities documented by the Credit Agreement, as it had been amended through the Fourth Amendment to Credit Agreement and Limited Waiver of Borrowing Conditions, dated May 5, 2023. The Debt Restructuring Agreement reallocated cash interest and fees, deferred certain future cash interest payments, allowed immediate access to the Revolver, modified the prospective covenants, extended maturity of Term Loans, and required the issuance of warrants representing up to 4.99% of the total issued and outstanding shares of common stock of the Company in the aggregate (calculated on a fully-diluted basis). The warrants are exercisable for five years from the date on which they are eligible to be exercised, with warrants representing 2.99% of the total issued and outstanding shares of common stock of the Company in the aggregate (calculated on a fully-diluted basis) immediately exercisable and the remainder of the warrants exercisable upon the occurrence of certain events related to Repayment Incentive Milestones as described in Note 16: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

The Company entered into both the Second and Third Amendments to address expected non-compliance with financial covenants given that the Company was forecasting that it would not meet its financial covenants absent such modifications. In the first and second quarters of 2023, the Company was forecasting non-compliance with the amended financial covenants included in the Third Amendment. As a result, the Company had no ability to borrow further under its Revolver until August 2, 2023, when it entered into the Debt Restructuring Agreement. On October 5, 2023, the Credit Agreement was amended to, among other things, extend the deadline for delivery of the this Report and the 2023 Forms 10-Q.

While the Debt Restructuring Agreement has provided the Company with immediate access to capacity under the Revolver and reduced the amount payable for principal and cash interest in the next twelve months, the Company continues to experience liquidity challenges as a result of declining revenues in 2023 and additional working capital pressure primarily from supplier requests to reduce payment terms in response to the conclusion that there is substantial doubt about the Company’s ability to continue as a going concern. Given the uncertainties around liquidity, the execution of Company’s Turnaround Plan, and ability to comply with covenants, management concluded there is substantial doubt about its ability to continue as a going concern for at least one year from the issuance date of this Report. Refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, for disclosure of substantial doubt. Further, the Company’s current capacity under the Revolver, of up to $21.0 million subject to liquidity and other cash covenants, is significantly less than historical capacity. As of December 31, 2022, the Company had $120.1 million of unused lines of credit, including $106.3 million under the committed, secured Credit Agreement, and $13.8 million available under various uncommitted lines around the world. As of September 30, 2023, the Company had $16.3 million of unused lines of credit, including $13.1 million of unused Revolver capacity and $3.2 million available under various uncommitted lines around the world.

In response to the challenging internal and external business economics causing volatility in the Company’s earnings, coupled with the increased levels and cost of borrowings under its Credit Agreement, the Company has embarked on the following actions:

•engaged a financial advisor to assist in securing supplemental financing,
•appointed a Chief Restructuring Officer,
•appointed a new director to its Board of Directors with significant restructuring experience,
•entered into the Debt Restructuring Agreement with its bank group,
•engaging in discussions with potential investors or financing partners, with respect to potential financing transactions, such as issuing equity securities where dilution to stockholders is highly likely to occur,
•reviewing its real property portfolio for potential monetization opportunities,
•deferring certain growth capital spending with payback of more than a year, and
•prioritizing re-engineering actions with short-term return.

At the end of 2022, the Company’s net working capital position decreased by $677.1 million compared with the end of 2021. Excluding the foreign exchange impact, net working capital decreased $784.2 million, primarily due to:
•$707.4 million increase in short-term debt related to (1) a reclassification of $687.1 million of Revolver and Term Loan obligations from long-term to short-term as of December 31, 2022 as a result of uncertainties around liquidity, the execution of the Company’s Turnaround Plan, and the ability to comply with covenants per the Debt Restructuring Agreement, which negatively impacted our working capital, and (2) a $20.3 million increase on borrowings from the Revolver

•$136.6 million decrease in cash primarily as a result of lower sales and the Accelerated Share Repurchase of $75.0 million in the first quarter of 2022
•$21.9 million decrease in accounts receivable primarily due to a decrease in sales
•$15.4 million decrease in non-trade accounts receivable due to a decrease in hedge receivables and miscellaneous receivables
•$6.0 million decrease in inventories, driven by new inventory usage programs as well as reduced production in the fourth quarter of 2022 in response to declining demand
•partially offset by a $103.3 million decrease in accounts payable and accrued liabilities mainly from lower business activity and lower management incentives

Debt Summary

The debt portfolio consisted of:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021 (Restated)
Term loan denominated in USD	$195.0	$200.0
Term loan denominated in Euros	182.0	198.5
Revolver facility	332.3	312.0
Finance leases (a)	0.5	1.8
Other lease financing obligations	3.1	2.8
Unamortized debt issuance costs	—	(2.9)
Total debt	$712.9	$712.2

Current debt and finance lease obligations	$709.8	$9.0
Long-term debt and other lease financing obligations	3.1	703.2
Total debt	$712.9	$712.2
____________________
(a)See Note 17: Leases to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, for further details.

Under the Debt Restructuring Agreement, the Company’s interest expense, from interest and facility fees under the Credit Agreement and the Debt Restructuring Agreement, is projected to increase to $94.4 million in 2023, of which $56.8 million is expected to be paid in cash in 2023 while the remaining $37.6 million will be deferred and paid-in-kind upon maturity.

Other Liquidity Matters

See the indicated Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report, for additional details related to these and other matters affecting the Company’s liquidity and commitments.

Going Concern	Note 1: Summary of Significant Accounting Policies
Debt	Note 16: Debt
Leases	Note 17: Leases

Cash

The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. As previously discussed, while the Company believes that the Debt Restructuring Agreement provides additional flexibility to fund its operations and satisfy its obligations as currently anticipated in the near term, it also imposes new covenants, including liquidity covenants requiring the use of excess cash for debt reduction. Furthermore, foreign governments have imposed restrictions on currency remittances, including, but not limited to, remittances from Argentina and Ukraine of $8.3 million and $4.9 million, respectively.

Cash and cash equivalents balance as of December 31, 2022 includes $107.2 million held by foreign subsidiaries. Of the cash held outside the United States, approximately $14.1 million or 13 percent was deemed ineligible for repatriation primarily due to local market restrictions. The Company had no availability to borrow further under its Revolver until August 2, 2023, when it entered into the Debt Restructuring Agreement, which enabled immediate access to revolving borrowing capacity of up to approximately $21.0 million subject to liquidity and other cash covenants.

The Company has recognized a deferred tax liability of $24.0 million as of December 31, 2022 for the withholding tax liability for future distribution of unrepatriated foreign earnings and does not consider earnings in any jurisdiction to be permanently reinvested due to the liquidity constraints.

The Company’s most significant foreign currency exposures include:
•Argentine Peso
•Euro
•Indonesian Rupiah
•Japanese Yen
•Mexican Peso
•Swiss Franc
Business units in which the Company generated at least $100.0 million of sales in 2022 included:
•Brazil
•China
•Mexico
•the United States and Canada

Cash Flow Activity

Operating Activities

Net cash from operating activities in 2022 was an outflow of $34.0 million, compared with an inflow of $108.8 million in 2021. The net unfavorable comparison was primarily due to:
•$397.9 million decrease in income from continuing operations
•$72.8 million decrease in accounts payable and accrued liabilities, driven by timing of payments and lower business activity, a decrease in accrued compensation mainly from lower management incentives, and a decrease in other taxes payable
•$19.9 million decrease in loss (gain) on debt extinguishment
•$16.5 million decrease in income taxes payable
•$12.7 million decrease in change in fair value of economic hedges
•$11.1 million decrease in write-off of inventories
•$9.1 million decrease in net realized and unrealized foreign currency (gains) losses
•partially offset by (1) the add-back of non-cash items, including a $234.4 million change in deferred taxes, a $41.6 million increase in loss (gain) on disposal of assets, and a $27.7 million increase in impairment of goodwill and intangible assets, (2) a $55.8 million decrease in inventories, (3) a $17.4 million decrease in accounts receivable, (4) a $14.9 million increase in net cash settlement of economic and cash flow hedges, and (5) a $11.6 million decrease in non-trade accounts receivable

Net cash from operating activities was an inflow of $108.8 million in 2021, compared with an inflow of $179.5 million in 2020. The net unfavorable comparison was primarily due to:

•$54.3 million decrease in accounts payable and accrued liabilities
•$38.6 million increase in inventories
•$33.9 million decrease in net change in deferred taxes
•$27.5 million decrease in net cash settlement of economic and cash flow hedges
•$20.4 million decrease in loss (gain) on disposal of assets
•$13.9 million decrease in income taxes payable
•$6.5 million decrease in provision for credit losses
•$4.7 million decrease in other liabilities
•partially offset by a (1) a $28.2 million increase in income from continuing operations, (2) the add-back of non-cash items, including a $60.1 million increase in loss (gain) on debt extinguishment, a $15.2 million increase in change in fair value of economic hedges, a $9.1 million increase in impairment of goodwill and intangible assets, (4) a $8.3 million decrease in accounts receivable, and (3) a $7.9 million decrease in other assets

Investing Activities

During 2022, the Company had $31.8 million of capital expenditures primarily consisting of:
•$11.1 million related to global information technology projects
•$10.1 million related to molds used in the manufacturing of products
•$8.4 million related to machinery and equipment
•$2.2 million related to buildings and improvements

During 2022, the Company had $6.8 million proceeds from disposal of property, plant and equipment primarily related to the sale of assets from Diecraft operations in Australia.

During 2022, the Company had $4.9 million cash outflows related to net cash settlements of net investment hedges.

During 2021, the Company had $37.8 million of capital expenditures primarily consisting of:
•$12.3 million related to molds used in the manufacturing of products
•$10.5 million related to machinery and equipment
•$10.0 million related to global information technology projects
•$2.2 million primarily related to buildings and improvements

In 2021, proceeds from disposal of property, plant and equipment were $50.9 million, primarily from the sale of land surrounding the Company headquarters in Orlando, Florida, and the sale of a manufacturing and distribution facility in France.

During 2021, the Company had $2.9 million cash inflows related to net cash settlements of net investment hedges.

During 2020, the Company had $27.6 million of capital expenditures, consisting of:

•$10.9 million related to molds used in the manufacturing of products
•     $8.3 million related to global information technology projects
•     $6.4 million related to buildings and improvements, and other machinery and equipment
•     $1.5 million primarily related to land development near the Company headquarters in Orlando, Florida

In 2020, proceeds from disposal of property, plant and equipment were $59.1 million, primarily from the sale-leaseback of the Company headquarters in Orlando, Florida along with the sale of certain surrounding land and the sale of the manufacturing and distribution facility in Australia.

During 2020, the Company had $14.1 million cash outflows related to net cash settlements of net investment hedges.

Financing Activities

During 2022, the Company had $70.7 million of outflow from financing activities primarily consisting of:

•$225.7 million outflow related to the repayments on the Revolver
•$75.0 million outflow related to repurchase of shares of the Company
•$9.6 million outflow related to scheduled payments on the Term Loan
•$3.6 million outflow related to stock awards and finance leases
•$2.8 million outflow related to debt issuance costs
•partially offset by $246.0 million inflow from borrowings on the Revolver

During 2021, the Company had $19.2 million of outflow primarily consisting of:

•$415.9 million outflow related to payments of short-term debt
•$275.0 million outflow related to settlement of the 2020 Term Loan
•$25.0 million outflow related to repurchase of shares of the Company

•$9.9 million outflow related to debt issuance costs
•$3.9 million outflow related to stock awards and finance leases
•partially offset by $398.5 million inflow related to proceeds from issuance of long-term debt and $312.0 million inflow from net borrowings on the Revolver

During 2020, the Company had $169.0 million of outflow primarily consisting of:

•$552.3 million outflow related to the retirement of Senior Notes
•$20.7 million outflow related to debt issuance costs
•$2.0 million outflow related to stock awards and finance leases
•partially offset by $275.0 million inflow related to proceeds from the 2020 Term Loan and $131.0 million inflow related to short-term debt

Dividends

The Company suspended its dividend beginning in the fourth quarter of 2019.

Stock Repurchases

On June 21, 2021, the Company’s Board of Directors authorized stock repurchases of up to $250.0 million of the Company’s common stock. During the third quarter of 2021, the Company repurchased 1,016,563 of the Company’s common stock, for a total acquisition cost of $25.0 million.

On February 28, 2022, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Wells Fargo Bank, National Association (“Wells Fargo”), under which the Company paid $75.0 million and received an initial share delivery of 3,438,264 shares of the Company’s outstanding common stock, which were immediately retired. The initial number of shares received was calculated as 75% of the $75.0 million divided by the price of the Company’s common stock on February 25, 2022 of $16.36. On May 27, 2022, pursuant to the terms of the ASR agreement, Wells Fargo elected to accelerate the settlement date of the ASR and the Company received the remaining settlement of 1,438,325 shares, which were immediately retired. The number of shares received was calculated by taking the initial $75.0 million divided by the variable weighted-average price (“VWAP”) of the Company’s common stock during the duration of the ASR of $15.38, less the number of shares received at the beginning of the ASR.

A condition of both the Third Amendment to the Credit Agreement entered into on February 22, 2023 and the Debt Restructuring Agreement entered into on August 2, 2022, was the Company’s inability to enter into any stock repurchases going forward.

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In 2022 and 2021, 105,655 and 105,669 shares were retained to fund withholding taxes, totaling $1.9 million and $3.0 million, respectively.

Contractual Obligations

The Company’s contractual obligations at December 31, 2022 and the effect such obligations are expected to have on its liquidity and cash flow in future periods are as follows:

Debt and related interest - Principal payments totaling $709.3 million required on debt outstanding at December 31, 2022 are disclosed in Note 16: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report. Interest expense, resulting from interest and facility fees under the Credit Agreement and the Debt Restructuring Agreement, is projected to be $94.4 million in 2023, of which $56.8 million is expected to be paid in cash in 2023 while the remaining $37.6 million will be deferred and paid-in-kind upon maturity. For the Term Loan, the Company assumed the effective interest rate of 12.8% under the Debt Restructuring Agreement. Future interest rates can differ based on repayment milestones and other factors. Long-term debt and other lease financing obligations includes a $3.1 million and $2.8 million financing liability as of December 31, 2022 and December 25, 2021, respectively, associated with the lease of the Company’s headquarters in Orlando, Florida. The obligation originated on October 30, 2020 with the commencement of the sale-leaseback agreement for the facility and matures in the fourth quarter of 2031.

Pension and post-employment medical benefits - Future benefit payments totaling $97.1 million for the Company’s pensions and post-employment medical plans are disclosed in Note 18: Retirement Benefit Plans to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

Capital commitments - The Company has capital commitments representing signed agreements on several capital projects in process totaling $2.2 million as of December 31, 2022, which it expects to fulfill within the next 12 months.

Lease obligations - Future lease payments totaling $91.5 million for the Company’s operating and finance leases are disclosed in Note 17: Leases to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

Income tax settlements - See Note 4: Income Taxes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for additional information.

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

Allowance for Credit Losses

The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. This evaluation is based upon an analysis of current and past due amounts, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed by business unit and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for credit losses based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for credit losses. The Company considers as past due any receivable balance not collected within its contractual terms.

Inventories

The Company writes down its inventory for obsolescence or non-marketability in an amount equal to the difference between the cost of the inventory and estimated net realizable value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions, and the availability of new markets or distribution channels. The Company prepares projections of demand and pricing on a product by product basis for all of its products.

Income Taxes

The provision for income taxes includes income from U.S. and foreign affiliates taxed at statutory rates, the accrual or release of amounts for tax uncertainties, and U.S. tax impacts of foreign income in the U.S.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities on the financial statements and their respective tax bases. Deferred tax assets are also recognized for net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results, the Company’s financial position, as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made on an ongoing basis based upon the Company’s business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible. The valuation allowance reduces the deferred tax assets to an amount that management determined is more-likely-than-not to be realized.

In conjunction with its assessment in the fourth quarter of 2022, the Company reevaluated the realizability of its deferred tax assets and determined that a full valuation allowance against deferred tax assets was required as of December 31, 2022 as it was no longer more likely than not that these assets would be realized given the Company’s liquidity constraints. Therefore, the provision for income taxes includes the recognition of an additional valuation allowance on deferred tax assets of $179.4 million in the fourth quarter of 2022 for a total valuation allowance of $357.6 million as of December 31, 2022.See Note 4: Income Taxes for a discussion of the Company’s analysis and need for a full valuation allowance against all deferred tax assets.

The Company operates in and files income tax returns in the U.S. and numerous foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company historically did not provide for taxes related to the majority of its undistributed earnings because such earnings either would not be taxable when remitted or they were considered to be indefinitely reinvested. Total cumulative undistributed earnings are translated from functional currency each year and are impacted by positive or negative movement in foreign exchange rates. In the fourth quarter of 2022, given the liquidity constraints, the Company deemed it appropriate to lift all indefinite assertion positions and has recognized deferred tax liabilities related to repatriation of foreign earnings as it requires all available liquidity to satisfy obligations in the United States. See Note 4: Income Taxes.

Interest and penalties related to tax contingency or settlement items are recorded as a component of the Provision for income taxes in the Company’s Consolidated Statements of (Loss) Income. The Company records accruals for tax contingencies as a component of Accrued liabilities or in the long-term Other liabilities in the Consolidated Balance Sheets.

Refer to Note 4: Income Taxes and Note 22: Restated Previously Issued 2021 and 2020 Financial Statements to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for additional discussions of the Company’s tax positions.

Re-engineering and impairment charges

Re-engineering and impairment charges are primarily related to severance costs, certain outside consulting services such as outplacement support, impairment of fixed assets associated with the closure of facilities, and other facility exit costs. The Company recognizes severance costs in the period in which the activity is approved by the Company’s management and/or Board of Directors, based on approval limits. Expense for all other reengineering activities is recognized as incurred.

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

Trade Name and Goodwill

The Company’s recorded trade name and goodwill relates primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation. The Company performs an annual assessment during the third quarter of each year for most of its reporting units to evaluate the assets in each of its reporting units for impairment, or more frequently if events or changes in circumstances indicate that a triggering event for an impairment evaluation has occurred.
Refer to Note 1: Summary of Significant Accounting Policies and Note 11: Trade Name and Goodwill to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report regarding the annual process for evaluating trade name and goodwill.

Impairment Assessment of Long-Lived Assets

The Company tests long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors assessed to determine if a long-lived asset impairment test is necessary include, among other factors, a significant adverse change in the business climate that could affect the value of a long-lived asset, a significant decrease in the market price of an asset group, a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group).

The Company performs its long-lived asset impairment test by comparing the net carrying costs of its long-lived asset groups to the respective expected future undiscounted net cash flows that are supported by these long-lived assets. If the undiscounted net cash flows are below the net carrying costs for an asset group, the Company records an impairment loss by the amount, if any, that net carrying costs exceed the fair value of the long-lived asset group.

In the fourth quarter of 2022, the Company concluded that there was a triggering event related to liquidity constraints and additional deterioration in forecasts. As a result, the Company performed an impairment analysis assessment as of December 31, 2022 and determined that certain of its construction-in-progress assets, namely software, were to be abandoned. As such, the Company recognized $3.5 million of abandonment costs for the year ended December 31, 2022, which is included in Loss (gain) on disposal of assets in the Consolidated Statements of Income.

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

The Company determines the discount rate primarily by reference to rates of high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The discount rate assumptions used to determine pension expense for the Company’s United States and foreign plans were as follows:

	Year Ended
Discount Rate	December 31, 2022	December 25, 2021
United States Plans	2.5%	2.3%
Foreign Plans	4.0%	1.5%

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

	Year Ended
Expected rate of return	December 31, 2022	December 25, 2021
United States Plans	5.3%	5.0%
Foreign Plans	4.0%	3.0%

The following table highlights the potential impact on the Company’s annual pension expense due to changes in certain key assumptions with respect to the Company’s plans, based on assets and liabilities as of December 31, 2022:

(In millions of U.S. Dollars)	Increase	Decrease
Discount rate change by 50 basis points	$—	$(0.1)
Expected rate of return on plan assets change by 50 basis points	$(0.3)	$0.3

Post-retirement Benefits

The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in the financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate, to value benefit obligations. The Company determines the discount rate primarily by reference to rates of return on high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post-retirement benefit expense were 2.8 percent for 2022, and 2.5 percent for 2021. A change in discount rate of 50 basis points would not materially change the annual expense associated with the plan.

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

Incentive Compensation Plans

Compensation expense for stock-based awards is recorded on a straight-line basis over the required service period, based on the fair value of the award. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their stock options before exercising them (expected term), and the estimated volatility of the Company’s common stock price over the expected term. These assumptions are generally based on historical averages of the Company.

New Pronouncements

Refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company may be impacted by interest rate changes on its borrowings. The Company accesses the short-term and long-term markets to obtain financing, as available. Access to, and the availability of acceptable terms and conditions of such financing are impacted by many factors, including: credit ratings, current and forecasted compliance with financial and non-financial covenants, liquidity and volatility of the overall capital markets and the current state of the economy.

Interest Rate Risk

Loans under the Credit Agreement bear interest under a formula that includes a base rate, plus an applicable spread. In 2022, the Company converted to Secured Overnight Financing Rate (“SOFR”) as its base rate. As of December 31, 2022, the Company had a weighted-average interest rate of 7.52 percent with a base rate spread of 375 basis points on its United States Dollar and Euro denominated EURIBOR-based borrowings under the Credit Agreement.

As of December 31, 2022, the Company had total borrowings of $709.3 million outstanding under its Credit Agreement. With all other variables remaining constant, an increase in the short-term interest rate of 1 percent would result in an increase in the annual interest expense of approximately $7.1 million. As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company entered into the Debt Restructuring Agreement with new base rate spreads for the Revolver and Term loans. The increase in the interest rates will further increase the Company’s interest expense annually.

Prior to the first quarter of 2023, the Company routinely increased its Revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and used cash available at the end of each quarter to temporarily reduce borrowing levels. As a result, the Company incurs more interest expense on its debt during each quarter than would relate solely to the quarter end balances. The Company had no ability to borrow further under its Revolver until August 2, 2023, when it entered into the Debt Restructuring Agreement.

The Company expects the interest expense and related facility fees to continue to increase in 2023 to $94.4 million based on current interest rates and forecasted debt balances. Should actual interest rates or levels of borrowing be different than forecasted, interest expense could be materially different.

Refer to Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to Note 16: Debt to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report for additional information related to the Company’s debt.

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

Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows, and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the United States Dollar, and the large number of currencies involved, although the Company’s most significant exposures are to the Argentine Peso, Euro, Indonesian Rupiah, Japanese Yen, Mexican Peso, and Swiss Franc.

As a result of the triggering event in the fourth quarter of 2022 related to the Company’s liquidity constraints and additional deterioration in forecasts, as of December 31, 2022, the Company is no longer able to assert that certain of its intercompany loans will not be settled in the foreseeable future. As a result, commencing January 1, 2023, unrealized foreign currency translation gains and losses on intercompany loans will be recognized in Other income, net, which will generate additional volatility in reported results.

Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many countries, a strengthening United States Dollar generally has a negative impact on the Company. In response to this fact, the Company has historically used financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the previous use of hedge of investments in international operations by the Company also had the effect of hedging cash flow generated by those operations. The Company has also historically hedged, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany transactions, and a portion of purchases forecasted for generally up to the following 12 months. After the filing of the Company’s Form 10-Q for the quarter ended September 24, 2022 on November 2, 2022, which disclosed the Company’s conclusion that there is significant doubt about its ability to continue as a going concern as a result of projected non-compliance with certain financial covenants per its Credit Agreement, the Company is limited in its ability to enter into financial instruments, which will generate additional volatility in reported results.

While the Company’s historical derivatives that hedged a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all worked together to mitigate its exposure to foreign exchange gains or losses, they have resulted in the following impacts to investing cash flows and operating cash flows, upon settlement:

•Net cash settlement from net investment hedges resulted in a $4.9 million outflow, $2.9 million inflow and $14.1 million outflow in 2022, 2021, and 2020, respectively, included in the Company's net cash flow from investing activities, and

•Net cash settlement of economic and cash flow hedges resulted in a $5.1 million inflow, $9.8 million outflow, and a $17.7 million inflow in 2022, 2021, and 2020, respectively, included in the Company’s net cash flow from operating activities.

The United States Dollar equivalent of the Company's most significant net open forward contracts as of December 31, 2022 were to sell Swiss Francs worth $60.4 million, buy Indonesian Rupiah worth $60.7 million, buy Euros worth $35.7 million, and buy Mexican Pesos worth $19.0 million. In agreements to sell foreign currencies in exchange for U.S. Dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. Dollars. The notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of December 31, 2022, the Company had a net derivative liability of $4.5 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts, as well as in 2023, as the Company can no longer hedge.

A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-United States Dollar currencies. The Company continuously monitors its foreign currency exposure. See further discussion regarding the Company’s historical hedging activities for foreign currency in Note 13: Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Report.

The Company has historically been subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and non-performance have been considered in the determination of fair value for the Company's foreign currency forward exchange contracts. When the Company is allowed to hedge again, it will closely monitor its counterparties and will take action, as appropriate and possible, to further manage its counterparty credit risk.

Commodity Price Risk

The Company is also exposed to material prices in its manufacturing operations that can vary, and, in particular, the variances that come from the petrochemical chain, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Company products, and the Company estimates actual 2022 cost of sales was approximately $96.7 million for the cost of resin in the Tupperware brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefin” food contact grades (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, the Company estimates that a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by approximately $9.7 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts and / or alternative sourcing locations while maintaining multiple global benchmarking with suppliers, and also enter into short-term pricing arrangements. It also has historically managed its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers.

Item 8. Financial Statements and Supplementary Data.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Year Ended
		Restated
(In millions of U.S. Dollars, except per share amounts)	December 31, 2022	December 25, 2021	December 26, 2020
Net sales	$1,304.0	$1,600.6	$1,559.0
Cost of products sold	469.9	534.9	501.9
Gross profit	834.1	1,065.7	1,057.1

Selling, general and administrative expense	735.0	826.9	839.8
Re-engineering and impairment charges	29.4	14.8	35.3
Loss (gain) on disposal of assets	9.3	(32.3)	(11.9)
Impairment of goodwill and intangible assets	36.8	9.1	—
Operating income	23.6	247.2	193.9

Loss (gain) on debt extinguishment	—	19.9	(40.2)
Interest expense	40.7	35.5	38.6
Interest income	(5.7)	(1.1)	(1.5)
Other income, net	(10.7)	(4.0)	(13.4)
(Loss) income from continuing operations before income taxes	(0.7)	196.9	210.4

Provision for income taxes	246.2	45.9	87.6
(Loss) income from continuing operations	(246.9)	151.0	122.8

(Loss) income from discontinued operations before income taxes	(7.1)	4.6	5.0
Gain (loss) on held for sale assets and dispositions	20.9	(133.5)	—
(Benefit) provision for income taxes	(0.6)	6.5	4.3
Income (loss) on discontinued operations	14.4	(135.4)	0.7

Net (loss) income	$(232.5)	$15.6	$123.5

Basic (loss) earnings from continuing operations - per share	(5.42)	3.06	2.50
Basic earnings (loss) from discontinued operations - per share	0.32	(2.74)	0.01
Basic (loss) earnings per share - Total	$(5.10)	$0.32	$2.51

Diluted (loss) earnings from continuing operations - per share	(5.42)	2.84	2.35
Diluted earnings (loss) from discontinued operations - per share	0.32	(2.55)	0.01
Diluted (loss) earnings per share - Total	$(5.10)	$0.29	$2.36

See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended
		Restated
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Net (loss) income	$(232.5)	$15.6	$123.5

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	69.0	(18.6)	(49.0)
Deferred (loss) gain on cash flow hedges, net of tax	(0.1)	—	2.6
Pension and other post-retirement benefit (costs), net of tax	23.4	17.8	(2.0)
Other comprehensive income (loss)	92.3	(0.8)	(48.4)

Total comprehensive (loss) income	$(140.2)	$14.8	$75.1
See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
		Restated
(In millions of U.S. Dollars, except share amounts)	December 31, 2022	December 25, 2021
Assets
Cash and cash equivalents	$110.1	$267.2
Accounts receivable, net of an allowance for credit losses of $23.8 million as of December 31, 2022 and $28.9 million as of December 25, 2021	63.7	88.3
Inventories	217.6	230.9
Non-trade accounts receivable, net of an allowance for credit losses of $1.2 million as of December 31, 2022 and $1.0 million as of December 25, 2021	16.5	32.5
Prepaid expenses and other current assets	23.7	25.1
Current assets held for sale	—	7.9
Total current assets	431.6	651.9

Deferred tax assets, net	—	186.4
Property, plant and equipment, net	136.9	160.0
Operating lease assets	69.1	74.7
Long-term receivables, net of an allowance for credit losses of $34.5 million as of December 31, 2022 and $34.4 million as of December 25, 2021	5.6	5.6
Trade name, net	1.0	10.6
Goodwill	—	33.7
Long-term non-trade accounts receivable, net of an allowance for credit losses of $0.8 million as of December 31, 2022 and $0.6 million as of December 25, 2021	35.7	36.6
Long-term refundable income taxes	43.1	38.3
Other assets	20.6	23.8
Assets held for sale	—	18.5
Total assets	$743.6	$1,240.1

Liabilities And Shareholders’ Deficit
Accounts payable	$78.8	$121.9
Current debt and finance lease obligations	709.8	9.0
Accrued liabilities	206.7	278.4
Current liabilities held for sale	6.6	135.8
Total current liabilities	1,001.9	545.1

Long-term debt and other lease financing obligations	3.1	703.2
Operating lease liabilities	53.7	56.8
Long-term pension liabilities	50.9	84.3
Other liabilities	62.8	51.6
Liabilities held for sale	1.0	17.8
Total liabilities	1,173.4	1,458.8

Commitments and contingencies (Note 19)
Shareholders’ deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	208.4	216.9
Retained earnings	887.3	1,145.5

	As of
		Restated
(In millions of U.S. Dollars, except share amounts)	December 31, 2022	December 25, 2021
Treasury stock, 19,089,764 and 14,726,849 shares, respectively, at cost	(912.8)	(876.1)
Accumulated other comprehensive loss	(613.3)	(705.6)
Total shareholders’ deficit	(429.8)	(218.7)

Total liabilities and shareholders’ deficit	$743.6	$1,240.1
See accompanying notes to Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
(In millions of U.S. Dollars, except share amounts, which are in millions of shares)	Shares	Dollars	Shares	Dollars
Restated, December 28, 2019*	63.6	$0.6	14.7	$(921.6)	$215.0	$1,065.1	$(656.4)	$(297.3)
Net income	—	—	—	—	—	123.5	—	123.5
Other comprehensive loss	—	—	—	—	—	—	(48.4)	(48.4)
Stock-based compensation	—	—	—	—	8.9	—	—	8.9
Common stock issued under exercise of stock options	—	—	(0.4)	25.1	(8.4)	(17.9)	—	(1.2)
Restated, December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,170.7	$(704.8)	$(214.5)
Net income	—	—	—	—	—	15.6	—	15.6
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)
Repurchase of common stock	—	—	1.0	(25.0)	—	—	—	(25.0)
Stock-based compensation	—	—	—	—	8.6	—	—	8.6
Common stock issued under exercise of stock options	—	—	(0.6)	45.4	(7.2)	(40.8)	—	(2.6)
Restated, December 25, 2021	63.6	$0.6	14.7	$(876.1)	$216.9	$1,145.5	$(705.6)	$(218.7)
Net loss	—	—	—	—	—	(232.5)	—	(232.5)
Other comprehensive income	—	—	—	—	—	—	92.3	92.3
Repurchase of common stock	—	—	4.9	(66.1)	(8.9)	—	—	(75.0)
Stock-based compensation	—	—	—	—	6.0	—	—	6.0
Common stock issued under exercise of stock options	—	—	(0.5)	29.4	(5.6)	(25.7)	—	(1.9)
December 31, 2022	63.6	$0.6	19.1	$(912.8)	$208.4	$887.3	$(613.3)	$(429.8)

*The December 28, 2019 ending Total shareholders’ deficit reflects the impact of restatements totaling $20.3 million related to misstatements prior to 2020, including a $2.2 million decrease of Retained earnings and a $18.1 million increase of Accumulated other comprehensive loss.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
		Restated
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Operating Activities:
Net (loss) income	$(232.5)	$15.6	$123.5
Less: Income (loss) from discontinued operations	14.4	(135.4)	0.7
(Loss) income from continuing operations	(246.9)	151.0	122.8

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.3	39.5	41.2
Net realized and unrealized foreign currency (gains) losses	(23.1)	(14.0)	(9.5)
Stock-based compensation	6.0	8.6	8.9
Amortization of deferred debt issuance costs	10.4	5.5	1.8
Loss (gain) on disposal of assets	9.3	(32.3)	(11.9)
Provision for credit losses	4.0	7.3	13.8
Loss (gain) on debt extinguishment	—	19.9	(40.2)
Write-down of inventories	3.8	14.9	14.1
Impairment of goodwill and intangible assets	36.8	9.1	—
Net change in deferred taxes	211.3	(23.1)	10.8
Net cash settlement of economic and cash flow hedges	5.1	(9.8)	17.7
Change in fair value of economic hedges	(0.3)	12.4	(2.8)
Hedging (gain) loss reclassified from accumulated other comprehensive income	(0.9)	(0.4)	(2.8)
Other	0.5	0.2	1.4
Changes in assets and liabilities:
Accounts receivable	14.2	(3.2)	(11.5)
Inventories	4.4	(51.4)	(12.8)
Non-trade accounts receivable	7.7	(3.9)	0.6
Prepaid expenses	(0.2)	(0.3)	(3.9)
Other assets	(2.4)	(0.4)	(8.3)
Operating lease assets and liabilities, net	(1.8)	1.4	(0.6)
Accounts payable and accrued liabilities	(79.3)	(6.5)	47.8
Income taxes payable	(23.9)	(7.4)	6.5
Other liabilities	(6.0)	(8.3)	(3.6)
Net cash (used in) provided by operating activities	(34.0)	108.8	179.5
Investing Activities:
Capital expenditures	(31.8)	(37.8)	(27.6)
Proceeds from disposal of property, plant and equipment	6.8	50.9	59.1
Net cash settlement from net investment hedges	(4.9)	2.9	(14.1)
Net cash (used in) provided by investing activities	(29.9)	16.0	17.4
Financing Activities:
Senior notes repayment	—	—	(552.3)
Net proceeds from issuance of 2020 term loan	—	—	275.0

	Year Ended
		Restated
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Repayment of term loan	(9.6)	(275.0)	—
(Repayment of) proceeds from previous revolver facility	—	(415.9)	131.0
Net proceeds from issuance of 2021 term loan	—	398.5	—
Borrowings on revolver facility	246.0	377.0	—
Repayment of revolver facility	(225.7)	(65.0)	—
Debt issuance costs payment	(2.8)	(9.9)	(20.7)
Finance lease repayments	(1.7)	(1.4)	(0.6)
Common stock repurchase	(75.0)	(25.0)	—
Cash payments of employee withholding tax for stock awards	(1.9)	(3.0)	(1.6)
Proceeds from exercise of stock options	—	0.5	0.2
Net cash used in financing activities	(70.7)	(19.2)	(169.0)
Discontinued Operations
Net cash used in operating activities	(4.5)	(12.7)	(0.5)
Net cash provided by investing activities	5.8	41.6	—
Net cash provided by (used in) discontinued operations	1.3	28.9	(0.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20.5)	(11.0)	(3.0)
Net change in cash, cash equivalents and restricted cash	(153.8)	123.5	24.4
Cash, cash equivalents and restricted cash at beginning of year	274.0	150.5	126.1
Cash, cash equivalents and restricted cash at end of period (a) (b)	$120.2	$274.0	$150.5

(a) Includes $0.0 million, $0.2 million, and $5.1 million of cash, cash equivalents and restricted cash from discontinued operations as of December 31, 2022, December 25, 2021, and December 26, 2020, respectively.
(b) Includes restricted cash of $4.1 million, $0.4 million, and $0.4 million in Prepaid expenses and other current assets and $6.0 million, $6.2 million, and $10.9 million in Other assets as of December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

See accompanying notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively, “Tupperware” or the “Company” with all intercompany transactions and balances having been eliminated. The Company prepared the Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, in the Company’s opinion, reflect all adjustments, including normal recurring items that are necessary. The Company’s fiscal year ends on the last Saturday of December and included 53 weeks during 2022 and 52 weeks during 2021 and 2020.

Going Concern and Liquidity

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to financial and other covenants contained in the Company’s Credit Agreement, as well as the Company’s liquidity, described in Note 16: Debt.

As described in Note 16: Debt, on November 23, 2021, the Company and its wholly owned subsidiaries entered into the Credit Agreement, which was subsequently amended on August 1, 2022 (the “First Amendment”), December 21, 2022 (the “Second Amendment”), February 22, 2023 (the “Third Amendment”), May 5, 2023 (the “Fourth Amendment”), and August 2, 2023 (the “Debt Restructuring Agreement”, and, as amended, the “Credit Agreement”).

The Company entered into the First Amendment, the Second Amendment, and the Third Amendment to address expected non-compliance with financial covenants given that the Company was forecasting that it would not meet its financial covenants absent such modifications. The Fourth Amendment allowed for borrowing of $5.3 million on the Revolver to pay interest.

The Company has classified its $709.3 million of borrowings under its Credit Agreement as of December 31, 2022 as a current obligation in its 2022 Consolidated Balance Sheet.

Until August 2, 2023, when it entered the Debt Restructuring Agreement, the Company had no ability to borrow under its Revolver. While the Debt Restructuring Agreement has provided the Company with immediate access to $21.0 million in capacity under the Revolver and reduced the amount payable for principal and cash interest in the next twelve months, the Company continues to experience liquidity challenges. While the Company believes that the Debt Restructuring Agreement provides additional flexibility to fund its operations and satisfy its obligations as currently anticipated in the near term, it also imposes new covenants, including liquidity covenants requiring the use of excess cash for debt reduction. Given the uncertainties around the Company’s liquidity, ability to execute its Turnaround Plan, and ability to comply with covenants including uncertainty regarding repatriation of cash from international jurisdictions, which may be beyond its control, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of these Consolidated Financial Statements.

If the Company is unable to execute its Turnaround Plan, it would require management to modify its operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of the Company’s ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which would have a material impact on the Company’s operations and its ability to increase revenues, or it may be forced to file for bankruptcy protection, which could include either reorganization or liquidation.

Restatement of Previously Issued Consolidated Financial Statements

While preparing the Consolidated Financial Statements for the year ended December 31, 2022, the Company identified multiple prior period misstatements. These newly identified misstatements are in addition to other prior period misstatements previously identified by the Company during the 2022 interim periods and in prior years. After consideration of both the newly and previously identified misstatements, taken both individually and in the aggregate, the Company concluded that such misstatements were material to the Company’s previously issued 2021 and 2020 annual Consolidated Financial Statements, and the 2022 and 2021 unaudited interim Condensed Consolidated Financial Information. Accordingly, the Company has restated the accompanying 2021 and 2020 Consolidated Financial Statements in this Annual Report on Form 10-K. See Note 22: Restated Previously Issued 2021 and 2020 Financial Statements for additional information. Furthermore, the Company will effectuate the restatement of the unaudited interim Condensed Consolidated Financial Information for the first three quarters of 2022 as part of the filing of the 2023 interim Forms 10-Q. In addition, the Company has corrected the accompanying footnotes in connection with the restatement.

Reclassifications

Certain prior period amounts in the Consolidated Financial Statements and accompanying notes have been reclassified to conform with the current period presentation.

For the year ended December 31, 2022, Long-term non-trade accounts receivable, net and Long-term refundable income taxes, which were reported as a component of Other assets in the 2021 Form 10-K, are now separately reported in individual line items in the Consolidated Balance Sheets. Additionally, for the year ended December 31, 2022, Long-term pension liabilities, which were reported as a component of Other liabilities in the 2021 Form 10-K, are now separately reported in an individual line item in the Consolidated Balance Sheets.

For the year ended December 31, 2022, changes in operating lease assets and liabilities, net, which had been originally reported as part of Accounts payable and accrued liabilities in the 2021 and 2020 Forms 10-K, are now separately reported in an individual line item in the Consolidated Statements of Cash Flows.

The reclassifications had no impact on the Consolidated Statements of (Loss) Income, Consolidated Statements of Comprehensive (Loss) Income, or Consolidated Statements of Shareholders’ Deficit.

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

Discontinued Operations

In line with the strategy of the Turnaround Plan, as described in Note 3: Re-engineering and Impairment Charges, in the third quarter of 2021 the Company decided to dispose of the operations of certain key brands of the Company’s beauty business, including Avroy Shlain, House of Fuller, Nutrimetics, and Nuvo to better focus on the core business. The Company completed the sale of Avroy Shlain in the first quarter of 2021, House of Fuller was sold in the second quarter of 2022, and Nutrimetics was sold in the third quarter of 2022. The Company executed a Letter of Intent for the sale of 100% of its shares in Nuvo on April 28, 2023, entered into a Sales and Purchase Agreement on July 27, 2023, and completed the sale on August 7, 2023.

The Company has determined that these dispositions represent a strategic shift that will have a major effect on its results of operations. The Company has reflected the results of the beauty businesses as discontinued operations including all comparative prior period information in these Consolidated Financial Statements. Certain costs previously allocated to the beauty business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. See Note 12: Assets Held for Sale and Discontinued Operations.

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

Re-engineering and Impairment Charges

Re-engineering and impairment charges are primarily related to severance costs, certain outside consulting services such as outplacement support, impairment of fixed assets associated with the closure of facilities, and other facility exit costs. The Company recognizes severance costs in the period in which the activity is approved by the Company’s management and/or Board of Directors, based on approval limits. Expense for all other reengineering activities is recognized as incurred.

Distribution Costs

The cost of products sold includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process, and packing materials. The warehousing and distribution costs of finished goods are included in Selling, general and administrative expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue.

Distribution costs were:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Distribution costs	$117.7	$145.0	$141.5

Promotional Costs and Sales Force Commissions

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

The Company also offers commissions for achieving targeted sales levels. These types of awards are generally based upon the sales achievement of at least a mid-level member of the sales force, and her or his down-line members. The down-line members consist of those sales force members that have been directly added to the sales force by a given sales force member, as well as those added by her or his down-line member. In this manner, sales force members can build an extensive organization over time if they are committed to adding and developing their units. In addition to the commission, the positive performance of a unit may also entitle its leader to the use of a Company-provided vehicle and in some cases, the permanent awarding of a vehicle. Similar to the prize programs noted earlier, these programs generally offer varying levels of vehicles that are dependent upon performance.

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

Promotional costs and sales force commissions were:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Promotional costs and sales force commissions	$173.1	$230.6	$240.6

Like promotional accruals, other accruals are recorded over the time period that a liability is incurred and is both probable and reasonably estimable. Adjustments to amounts previously accrued are made when changes occur in the facts and circumstances that generated the accrual.

Stock-based Compensation

The Company has several stock-based employee and director compensation plans, which are described more fully in Note 2: Incentive Compensation Plans. Compensation expense for stock-based awards is recorded on a straight-line basis over the required service period, based on the fair value of the award. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their stock options before exercising them (expected term), and the estimated volatility of the Company’s common stock price over the expected term. These assumptions are generally based on historical averages of the Company.

Compensation expense associated with restricted stock, restricted stock units and performance-vested stock awards is equal to the market value of the Company’s common stock on the date of grant and is recorded pro rata over the required service period. The fair value of market-vested awards is based on a Monte-Carlo simulation that estimates the fair value based on the Company’s stock price activity between the beginning of the year and the grant date relative to a defined comparative group of companies, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and those in the comparative group. The grant date fair value per share of market-vested awards already reflects the probability of achieving the market condition, and is therefore used to record the expense on a straight-line basis over the performance period regardless of actual achievement.

Advertising and Research and Development Costs

Advertising and research and development costs are charged to expense as incurred. Research and development expenses primarily include salaries, contractor expenses, and facility expenses. Both advertising and research and development expenses are included in Selling, general and administrative expense.

Advertising and research and development expenses were:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Advertising expense	$3.8	$3.6	$2.5
Research and development expense	$11.0	$10.9	$11.2

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities on the financial statements and their respective tax bases. Deferred tax assets are also recognized for net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results, the Company’s financial position, as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made on an ongoing basis based upon the Company’s business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible. The valuation allowance reduces the deferred tax assets to an amount that management determined is more-likely-than-not to be realized.

In conjunction with its assessment in the fourth quarter of 2022, the Company reevaluated the realizability of its deferred tax assets and determined that a full valuation allowance against deferred tax assets was required as of December 31, 2022 as it was no longer more likely than not that these assets would be realized given the Company’s liquidity constraints. Therefore, the provision for income taxes includes the recognition of an additional valuation allowance on deferred tax assets of $179.4 million in the fourth quarter of 2022 for a total valuation allowance of $357.6 million as of December 31, 2022.See Note 4: Income Taxes for a discussion of the Company’s analysis and need for a full valuation allowance against all deferred tax assets.

The Company operates in and files income tax returns in the U.S. and numerous foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company historically did not provide for taxes related to the majority of its undistributed earnings because such earnings either would not be taxable when remitted or they were considered to be indefinitely reinvested. Total cumulative undistributed earnings are translated from functional currency each year and are impacted by positive or negative movement in foreign exchange rates. In the fourth quarter of 2022, given the liquidity constraints, the Company deemed it appropriate to lift all indefinite assertion positions and has recognized deferred tax liabilities related to repatriation of foreign earnings as it requires all available liquidity to satisfy obligations in the United States. See Note 4: Income Taxes.

Interest and penalties related to tax contingency or settlement items are recorded as a component of the Provision for income taxes in the Company’s Consolidated Statements of (Loss) Income. The Company records accruals for tax contingencies as a component of Accrued liabilities or in the long-term Other liabilities in the Consolidated Balance Sheets.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average shares outstanding. Diluted earnings per share is calculated by also considering the impact of dilutive securities such as options, restricted shares, restricted stock units, and performance share units on both net income and the weighted-average shares outstanding. When income from continuing operations is in a loss position, the basic and dilutive earnings per share are the same.

Foreign Currency Translation

Results of operations of foreign subsidiaries are translated into U.S. Dollars using average exchange rates during the year. The assets and liabilities of those subsidiaries, other than those of operations in highly inflationary countries, are translated into U.S. Dollars using exchange rates at the Consolidated Balance Sheet date. The related translation adjustments are included in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses, as well as remeasurement of financial statements of subsidiaries in highly inflationary countries, are included in Other income, net. As a result of the triggering event in the fourth quarter of 2022 related to the Company’s liquidity constraints and additional deterioration in forecasts, as of December 31, 2022, the Company is no longer able to assert that certain of its intercompany loans will not be settled in the foreseeable future. As a result, commencing January 1, 2023, unrealized foreign currency translation gains and losses on intercompany loans will be recognized in Other income, net, which will generate additional volatility in reported results.

Inflation in Argentina and Venezuela has been at a high level the past several years and both countries are considered to be hyper inflationary. Inflation in Turkey reached the cumulative three-year inflation in excess of 100 percent in 2022, and as such, the country transitioned to hyper inflationary status as of April 1, 2022. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining hyper inflationary status in Argentina, Turkey, and Venezuela. For Argentina, this blended index reached cumulative three-year inflation in excess of 100 percent in 2018, and as such, the country transitioned to highly inflationary status as of July 1, 2018. For Venezuela, this blended index reached cumulative three-year inflation in excess of 100 percent at November 30, 2009, and as such, the country transitioned to hyper inflationary status at the beginning of the 2010 fiscal year.

In 2022, 2021, and 2020, the net expense impacts related to remeasuring net monetary assets for the above mentioned highly inflationary countries, were $10.3 million, $2.0 million, and $4.5 million, respectively. The amounts related to remeasurement are included in Other income, net.

In addition, there is $64.4 million in historical cumulative foreign currency translation losses related to Argentina, Turkey, and Venezuela, from before each was highly inflationary, included in equity within the Consolidated Balance Sheets.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include time deposits, certificates of deposit, or similar instruments. Any funds that the Company is legally restricted from withdrawing, including compensating balances, are classified as restricted cash. Restricted cash is recorded in Prepaid expenses and other current assets and in the long-term Other assets line items in the Consolidated Balance Sheets.

Accounts Receivable and Allowance for Credit Losses

The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. This evaluation is based upon an analysis of current and past due amounts, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed by business unit and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for credit losses based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for credit losses. The Company considers as past due any receivable balance not collected within its contractual terms.

Inventories

Inventories are valued at the lower of cost or net realizable value on a first-in, first-out basis. Inventory cost includes cost of raw material, labor, and overhead. The Company writes down its inventory for obsolescence or non-marketability in an amount equal to the difference between the cost of the inventory and estimated net realizable value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions, and the availability of new markets or distribution channels. The Company prepares projections of demand and pricing on a product by product basis for all of its products.

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

Upon the sale or retirement of property, plant and equipment, a gain or loss, if any, is recognized equal to the difference between the sales price and the net book value.

The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset or asset group may exceed its recoverable value. Due to the Company’s identified liquidity constraints, management performed an impairment assessment as of December 31, 2022 and determined that certain of the Company’s construction-in-progress assets, namely software, would no longer be completed. As such, the Company recognized a $3.5 million abandonment charge in unallocated expenses for the year ended December 31, 2022, which is included in Loss (gain) on disposal of assets in the Consolidated Statements of (Loss) Income.

Internal Use Software Development Costs

The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized internal use software development costs are included in Property, plant and equipment, net.

Trade name

The NaturCare trade name was recorded at its fair market value at the date of acquisition of the Sara Lee direct selling businesses in December 2005.

The Company’s indefinite-lived trade name is evaluated for impairment annually as of the last day of the third quarter of each year, or more frequently if events or changes in circumstances indicate that a triggering event for an impairment evaluation has occurred. The annual process for assessing the carrying value of indefinite-lived trade name begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is appropriate, the quantitative impairment evaluation for the Company’s indefinite-lived trade name involves comparing the estimated fair value of the assets to the carrying amounts. If the carrying amount of a trade name exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The fair value of this trade name is estimated using the relief from royalty method, which is a form of the income approach. Under this method, the value of the asset is calculated by selecting a royalty rate, which estimates the amount a company would be willing to pay for the use of the asset. This rate is applied to the reporting unit's projected revenue, tax effected and discounted to present value. As part of the annual evaluation for impairment performed as part of the restatement as of the last day of the third quarter of 2022, the Company concluded that a portion of its NaturCare trade name was impaired and recognized a partial impairment charge. In the fourth quarter of 2022 assessment, the Company concluded that there was a triggering event related to liquidity constraints and additional deterioration in forecasts. As a result of its evaluation, the Company recognized an additional partial impairment of the NaturCare trade name in the fourth quarter of 2022.

As a result of the Company’s decision to focus on its core Tupperware business, most of the beauty business was disposed of in fiscal year 2022. Furthermore, in considering the Company’s decision in 2022 that it would no longer invest in the NaturCare trade name, coupled with the year-over-year revenue and margin declines of the NaturCare brand, the Company made the determination to classify the trade name as definite-lived as of December 31, 2022. The remaining $1.0 million associated with the NaturCare trade name will be amortized over an estimated useful life of 5 years, considering the factors discussed above, which represents the period that trade name is expected to contribute directly to the Company’s revenue and market participant perspective. Trade name is further discussed in Note 11: Trade Name and Goodwill.
Goodwill

The Company’s recorded goodwill relates primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation. The Company tests reporting units for impairment annually as of the last day of the second quarter for the Mexico reporting unit and as of the last day of the third quarter for the rest of the reporting units, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
The annual process for evaluating goodwill begins with an assessment for each reporting entity of qualitative factors to determine whether a quantitative evaluation of the unit's fair value compared with its carrying value is required for determining potential goodwill impairment. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent quantitative fair value evaluation (“fair value test”), as prescribed under ASC 350, Intangibles - Goodwill and Other, and other entity specific factors as deemed appropriate. When the Company determines that a quantitative evaluation should be performed, it estimates the fair value of the reporting unit and compares the result with its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit.

Fair value tests are generally performed using a combination of the income and market approaches, with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to estimate the fair value of each reporting unit. These include assumptions regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements, along with an appropriate discount rate to be used. The most sensitive estimate in the fair value test is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model uses a forecast period of 5 years and a terminal value. The growth rates are determined by reviewing historical results of the operating unit and the historical results of the Company’s similar business units, with emphasis on most recent performance, along with the expected contribution from strategies being implemented.

The market approach relies on an analysis of publicly traded companies similar to Tupperware Brands and deriving a range of revenue and profit multiples. The publicly traded companies used in the market approach are selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct selling distribution method. The resulting multiples are then applied to the reporting unit to determine fair value. Goodwill is further discussed in Note 11: Trade Name and Goodwill.

Derivative Financial Instruments and Hedging Activities

The Company recognizes in its Consolidated Balance Sheets the asset or liability associated with all derivative instruments and measures those assets and liabilities at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the value of a derivative accounted for as a hedge depends on the intended use of the derivative, whether it qualifies for hedge accounting, and what type of hedge it is. Depending on the type of hedge, the gain or loss on the hedging instrument is reported in earnings, and offset by recognition of changes in fair value of the hedged item, in other comprehensive income until the hedged item impacts earnings, or in cumulative translation adjustment until the hedged net investment is sold or liquidated. Gains or losses that are reported in other comprehensive income (loss) are eventually recognized in earnings, with the timing of this recognition governed by ASC 815, Derivatives and Hedging.

The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, certain forecasted purchases, certain intercompany transactions, and certain accounts payable and accounts receivable. Gains and losses on contracts designated as economic hedges of accounts receivable, accounts payable, and non-permanent intercompany transactions are accrued as exchange rates change and are recognized in income. Gains and losses on instruments designated as net equity hedges of net investments in a foreign subsidiary or on intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders' equity as a component of foreign currency translation adjustments within accumulated other comprehensive loss. Gains and losses on contracts designated as cash flow hedges of identifiable foreign currency forecasted purchases are deferred and initially included in other comprehensive income (loss) until the hedged transaction impacts earnings, at which time amounts reported in Other comprehensive income (loss) (“OCI”) will be recognized in earnings.

Leases

The Company determines if a contractual arrangement is a lease at inception and whether it is classified as operating or financing based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. The Company has operating leases for certain equipment, vehicles, office space, and manufacturing and distribution facilities. The Company has a finance lease related to a building in Belgium. At commencement, a right of use asset and lease liability is recorded. Finance leases are included in Property, plant and equipment, net and Long-term debt and other lease financing obligations, on the Company’s Consolidated Balance Sheets. Operating leases are included in Operating lease assets, Accrued liabilities, and Operating lease liabilities on the Company’s Consolidated Balance Sheets.

The Company recognizes leases with a term of twelve months or less in rent expense on a straight-line basis over the lease term.

Since most of the Company’s leasing arrangements do not identify or provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date, including the lease term, currency, country specific risk premium, and adjustments for collateralized debt, in determining the present value of lease payments. The incremental borrowing rate also considers the Company’s credit risk.

Refer to Note 15: Accrued and Other Liabilities, Note 16: Debt and Note 17: Leases for further information.

Retirement Benefit Plans

The Company has various defined benefit pension plans and other postretirement benefit plans covering certain employees at its domestic and foreign operations. The Company recognizes the funded status of the benefit plans in its Consolidated Balance Sheets, measured at the fair value of plan assets less benefit obligations as of the date of the fiscal year-end. Benefit plan costs and liabilities are dependent on assumptions used in calculating such amounts. These are provided by a third-party specialist and include discount rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. Actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. However, certain of these unrecognized amounts are recognized when triggering events occur, such as when a settlement of pension obligations in excess of total interest and service costs occurs. The Company’s retirement benefit plans are further discussed in Note 18: Retirement Benefit Plans.

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

New Accounting Pronouncements

Standards Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” an amendment to existing guidance on disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Under the amendment, the entity is required to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures that no longer are considered cost beneficial. This guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted this guidance at the beginning of the first quarter of 2021 and the adoption did not have any material impact on its Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), an optional guidance for a limited period of time to ease the transition from the London interbank offered rate (“LIBOR”) to an alternative reference rate. The ASU intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2024. The amendments should be applied on a prospective basis. In addition, the FASB also issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”) to refine the scope of ASC 848, “Reference Rate Reform” (“ASC 848”) and ASU 2020-04 in response to Reference Rate Reform in January 2021. ASU 2021-01 adds guidance to clarify which optional expedients in ASC 848 may be applied to derivative instruments that do not reference LIBOR or a reference rate that will be discontinued, but are modified as a result of the discontinuing transition. This guidance was effective upon issuance through December 31, 2022. The Company adopted this guidance during the third quarter of 2022 and the adoption did not have any material impact on its Consolidated Financial Statements.

Standards Not Yet Adopted

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326) (“ASU 2022-02”), which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted Topic 326. All other creditors must continue to apply the TDR accounting model until they adopt Topic 326. Due to the removal of the TDR accounting model, all loan modifications will now be accounted for under the general loan modification guidance in Subtopic ASC 310-20, “Nonrefundable Fees and Other Costs”. In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. The guidance is effective for reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of the amendments to have a material impact on its Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities – Supplier Finance Programs” (Subtopic 405—50) giving guidance to enhance the transparency of supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity, and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. The guidance is effective in the first quarter of 2023, except for the rollforward, which is effective in 2024. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Consolidated Financial Statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Consolidated Financial Statements.

Note 2: Incentive Compensation Plans

On May 22, 2019, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2019 Incentive Plan (the “2019 Incentive Plan”). The 2019 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors, and certain non-employee participants. Stock-based awards may be in the form of stock options, restricted stock, restricted stock units, performance vesting, and market vesting awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. When the 2019 Incentive Plan was approved, the number of shares of the Company’s common stock available for stock-based awards under the plan totaled 850,000, plus remaining shares available for issuance under the Tupperware Brands Corporation 2016 Incentive Plan, the Tupperware Brands Corporation 2010 Incentive Plan, and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under the plans adopted before 2019. The total number of shares available for grant under the 2019 Incentive Plan as of December 31, 2022 was 2,113,480.

Under the 2019 Incentive Plan, as of December 31, 2022 non-employee directors currently receive approximately 50 percent of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash.

Stock Options

Stock options to purchase the Company’s common stock are granted to employees and directors, upon approval by the Compensation and Management Development Committee of the Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire ten years from the date of grant. The fair value of the Company’s stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in the last three years:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Dividend yield	N/A	N/A	—%
Expected volatility	N/A	N/A	44.7%
Risk-free interest rate	N/A	N/A	0.9%
Expected life	N/A	N/A	9 years
____________________
N/A - not applicable; there were no stock options granted.

Stock option activity for 2022, under all of the Company’s incentive plans, is summarized in the following table:

	Stock Options	Weighted-average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Outstanding at December 25, 2021	3,233,672	$40.41	$12.6
Expired/Forfeited	(691,359)	55.24
Outstanding at December 31, 2022	2,542,313	$36.37	$1.5

Vested and exercisable at December 31, 2022	1,542,313	$58.27	$—
Vested and expected to vest at December 31, 2022	2,542,313	$36.37	$1.5

The intrinsic value of options exercised during 2021 and 2020 totaled $0.0 million for each year. There were no options exercised in 2022. The average remaining contractual life on outstanding and exercisable options was 4.29 years and 2.41 years, respectively, at the end of 2022. The weighted-average estimated grant-date fair value of 2020 option grants was $1.10 per share. As of December 31, 2022, total unrecognized stock-based compensation expense related to stock option awards was $0.1 million, which is expected to be recognized in 2023.

Market and Performance Awards, Restricted Stock and Restricted Stock Units

The Company also grants restricted stock, restricted stock units, performance-vested awards, and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one year to three years.

The incentive program for the performance-vested and market-vested awards are based upon a target number of share units, although the actual number of performance-vested and market-vested shares ultimately earned can vary from zero to 150 percent of target depending on the Company’s achievement under the performance criteria of the grants. The payouts, if earned, are settled in the Company’s common stock after the end of the three-year performance period. The Company’s performance-vested awards provide incentive opportunity based on the overall success of the Company over a three-year performance period, as reflected through a measure of diluted earnings per share, sales or cash flow achievements.

The Company’s market-vested awards provide incentive opportunity based on the relative total shareholder return (“TSR”) of the Company’s common stock against a group of companies composed of the S&P 400 Mid-cap Consumer Discretionary Index and the Company’s Compensation Peer Group (collectively, the “Comparative Group”) over a three-year performance period. The fair value per share of TSR grants in 2020 was $5.21. There were no grants during 2022 or 2021. The fair value was determined using a Monte-Carlo simulation, which estimated the fair value based on the Company’s share price activity between the beginning of the year and the grant date relative to the Comparative Group, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and that of the Comparative Group.

In 2022, as a result of the Company’s performance, the estimated number of shares expected to vest for performance and market share plans granted prior to 2022 decreased by 1,313,076 shares reducing share-based compensation for the year by $4.4 million.

Restricted stock, restricted stock units, performance-vested, and market-vested share award activity for 2022 under all of the Company's incentive plans is summarized in the following table:

	Non-vested Shares Outstanding	Weighted-average Grant Date Fair Value per Share
Outstanding at December 25, 2021	4,500,211	$5.71
Time-vested shares granted	1,704,425	9.36
Performance-vested shares granted	694,904	13.16
Performance and market share adjustments	(1,421,457)	7.47
Vested	(505,707)	9.97
Forfeited	(911,541)	11.25
Outstanding at December 31, 2022	4,060,835	$6.13

The vesting date fair value of restricted stock, restricted stock units and performance-vested awards that vested in 2022, 2021, and 2020 was $8.8 million, $20.4 million, and $6.5 million, respectively. The weighted average grant date fair value per share of these types of awards granted in 2022, 2021, and 2020 was $10.46, $24.61, and $3.41, respectively.

Compensation expense associated with restricted stock units that are paid in cash is remeasured each reporting period based on the market value of shares outstanding and is included in Other liabilities on the Consolidated Balance Sheets. Shares outstanding under cash settled awards totaled 25,524, 20,957, and 24,320 shares as of the end of 2022, 2021, and 2020, respectively. These outstanding cash settled awards had a fair value of $0.1 million, $0.3 million, and $0.9 million as of the end of 2022, 2021, and 2020, respectively.

Compensation expense associated with all stock-based compensation was $6.0 million, $8.6 million, and $8.9 million in 2022, 2021, and 2020, respectively. The estimated tax benefit associated with this compensation expense was $1.4 million, $0.9 million, and $1.0 million in 2022, 2021, and 2020, respectively. As of December 31, 2022, total unrecognized stock-based compensation expense related to all stock-based awards was $14.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.

As of December 31, 2022 and December 25, 2021, $4.6 million and $13.7 million, respectively, related to cash performance awards was included in Accrued liabilities in the Consolidated Balance Sheets.

Under the Company’s stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	Year Ended
(In millions of U.S. Dollars, except share amounts)	December 31, 2022	December 25, 2021	December 26, 2020
Shares retained to fund withholding taxes	105,655	105,669	59,636
Value of shares retained to fund withholding taxes	$1.9	$3.0	$1.6

Share Repurchases

On June 21, 2021, the Company’s Board of Directors authorized stock repurchases of up to $250.0 million of the Company’s common stock. During the third quarter of 2021, the Company repurchased 1,016,563 shares of its outstanding common stock for a total acquisition cost of $25.0 million.

On February 28, 2022, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Wells Fargo Bank, National Association (“Wells Fargo”), under which the Company paid $75.0 million and received an initial share delivery of 3,438,264 shares of the Company’s outstanding common stock, which were immediately retired. The initial number of shares received was calculated as 75% of the $75.0 million divided by the price of the Company’s common stock on February 25, 2022 of $16.36. On May 27, 2022, pursuant to the terms of the ASR agreement, Wells Fargo elected to accelerate the settlement date of the ASR and the Company received the remaining settlement of 1,438,325 shares, which were immediately retired. The number of shares received was calculated by taking the initial $75.0 million divided by the price of the variable weighted-average price (“VWAP”) of the Company’s share price during the duration of the ASR of $15.38, less the number of shares received at the beginning of the ASR.

Note 3: Re-engineering and Impairment Charges

Re-engineering and impairment charges are mainly related to the Turnaround Plan. The key elements of the Turnaround Plan include: the Company’s right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and structurally fixing the Company’s core business to create a more sustainable business model.

Re-engineering and impairment charges are primarily related to severance costs, certain outside consulting services such as outplacement support, impairment of fixed assets associated with the closure of facilities, and other facility exit costs. The Company incurred $27.7 million, $9.2 million, and $31.4 million of expenses in 2022, 2021 and 2020, respectively, related to severance costs. In the fourth quarter of 2022, the Company recognized re-engineering and impairment charges from a triggering event associated to the decision to close the Greece manufacturing facility in 2023, including severance costs of $7.2 million and $2.5 million related to impairment of property, plant, and equipment. Additionally, in the fourth quarter of 2022, the Company recognized a $2.5 million gain on the sale of a building in Australia associated to the wind down of the Diecraft operation.

Total charges incurred to date related to the Turnaround Plan are approximately $107.1 million, including $83.2 million related to severance charges, $21.3 million related to other charges, primarily consulting costs such as legal support, and $2.5 million related to impairment of fixed assets. The Company expects to incur $80.0 million to $100.0 million of Turnaround Plan charges from 2023 to 2026, which may be limited by liquidity constraints.

The re-engineering and impairment charges were:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Turnaround Plan	$29.4	$13.3	$32.2
Other	—	1.5	3.1
Total re-engineering and impairment charges	$29.4	$14.8	$35.3

Expenses by reporting segment were:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Asia Pacific	$0.6	$2.9	$3.9
Europe	9.8	6.8	15.5
North America	2.0	2.0	2.8
South America	0.2	—	3.0
Corporate	16.8	3.1	10.1
Total re-engineering and impairment charges	$29.4	$14.8	$35.3

The balances included in Accrued liabilities related to re-engineering and impairment charges were:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Beginning balance	$12.9	$18.7
Provision	29.4	14.8
Cash expenditures:
Severance	(17.8)	(12.7)
Other	(1.7)	(7.5)
Non-cash currency translation adjustment	(0.2)	(0.4)
Ending balance	$22.6	$12.9

Note 4: Income Taxes
For income tax purposes, the domestic and foreign components of (Loss) income from continuing operations before income taxes were as follows:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Domestic	$(79.4)	$(66.5)	$(64.4)
Foreign	78.7	263.4	274.8
Income before income taxes	$(0.7)	$196.9	$210.4

The domestic and foreign components of (Loss) income from continuing operations before income taxes reflect adjustments as required under certain advanced pricing agreements and exclude repatriation of foreign earnings to the United States.

The provisions for current and deferred taxes are summarized as follows:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
United States	$3.0	$3.4	$8.3
International	39.2	67.5	76.5
State and local	(0.1)	1.9	0.1
Current provision for income taxes	42.1	72.8	84.9

United States	120.7	(24.8)	3.1
International	76.3	2.5	(2.4)
State and local	7.1	(4.6)	2.0
Deferred provision for income taxes	204.1	(26.9)	2.7

Provision for income taxes	$246.2	$45.9	$87.6

A reconciliation of the provision for income taxes and income taxes computed using the United States federal statutory rate were as follows:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Provision for income taxes using statutory rate	$(0.2)	$41.4	$44.2
Foreign rate differential	19.8	11.9	15.1
Changes in valuation allowances for deferred tax assets	191.5	(33.7)	14.2
Accrued withholding tax on unrepatriated earnings	12.3	0.8	0.5
Global intangible low-taxed income and other foreign inclusions, net of credits	14.9	1.6	10.0
Foreign direct taxes in excess of credits	3.1	2.6	6.1
Impact of equity based compensation	1.3	2.3	1.6
Foreign-derived intangible income, benefit	—	(6.8)	—
Impact of changes in tax legislation	—	4.4	(7.9)
Hedging Activity	(0.5)	3.0	(0.8)
State taxes	(0.9)	(1.3)	2.9
Unrecognized tax benefits	(1.7)	15.7	0.4
Impairment of goodwill and intangible assets	7.5	2.7	—
Other	(0.9)	1.3	1.3
Provision for income taxes	$246.2	$45.9	$87.6

The effective tax rate was:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Effective tax rate	35,171.4%	23.3%	41.6%

The change in effective tax rate in 2022 from 2021 was primarily due to:

•unfavorable impact of recording a full valuation allowance against all deferred tax assets as a result of the Company’s conclusion that the assets are no longer more likely than not to be realized given the uncertainties around the Company’s liquidity, ability to execute its Turnaround Plan, and ability to comply with covenants,

•unfavorable impact from recording $12.3 million of deferred tax costs for removing the indefinite reinvestment assertion as a result of the Company’s liquidity constraints and associated need to repatriate cash where possible,
•unfavorable jurisdictional mix of earnings, and
•increased losses in United States that currently have no tax benefit.

The change in effective tax rate in 2021 from 2020 was due to:

•favorable impact from the utilization of previously valued deferred tax assets due to a tax policy change discussed further below
•favorable jurisdictional mix of earnings
•partially offset by losses in the United States that currently have no tax benefit

The provision for income taxes includes the recognition of an additional valuation allowance on deferred tax assets of $179.4 million in the fourth quarter of 2022 for a total valuation allowance of $357.6 million as of December 31, 2022. In the fourth quarter of 2022, due to liquidity constraints and deteriorating forecasts, the Company reevaluated the carrying value of its deferred tax assets. The Company subsequently completed the Debt Restructuring Agreement in 2023 before the issuance of these Consolidated Financial Statements, which provides additional flexibility to fund its operations and satisfy its obligations as currently anticipated in the near term. However, given the uncertainty around liquidity, the ability to execute the Company’s Turnaround Plan, and ability to comply with covenants, including liquidity covenants requiring the use of excess cash for debt reduction and uncertainty regarding repatriation of cash from international jurisdictions, which may be beyond its control, management concluded there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these Consolidated Financial Statements. As such, the Company determined that it was no longer more likely than not that these assets would be realized and that it was appropriate to record a full valuation allowance against all of its deferred tax assets.

In addition, in the fourth quarter of 2022, due to the factors noted above, the Company deemed it appropriate to lift all indefinite assertion positions and has recognized additional deferred tax liabilities related to repatriation of foreign earnings as it requires all available liquidity to satisfy its obligations.

The Company made an election on its 2020 tax return to change its capitalization policy for tax purposes related to certain direct and indirect costs for inventory and self-constructed assets under Internal Revenue Code (“IRC”) Section 263A. This method change allows the Company to utilize a portion of its tax attributes in the United States, primarily foreign tax credits, that were previously fully reserved. The non-recurring impact of the method change is a 2020 return to provision discrete benefit of $20.4 million, related to prior years, and an additional 2021 benefit of approximately $20.9 million from the release of valuation allowances. This change only impacts a portion of the Company’s foreign tax credits and the Company will maintain a valuation allowance against the remaining balance of foreign tax credits.

In accordance with GAAP, the Company made the accounting policy election to treat the Global Intangible Low Tax Income (“GILTI”) as a current period expense starting in fiscal year 2018. Therefore, the Company has not provided any deferred tax impacts of GILTI in the Consolidated Financial Statements. GILTI tax costs before utilization of GILTI credits was:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Tax cost associated with GILTI (before credits)	$7.4	$28.7	$20.0

The components of deferred tax assets (liabilities) were as follows:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Purchased intangible assets	$(0.2)	$(3.3)
Lease assets	(20.5)	(19.4)
Depreciation	(10.0)	(3.9)
Accrued withholding tax on unrepatriated earnings	(24.0)	(11.7)
Gross deferred tax liabilities	(54.7)	(38.3)

Credit and net operating loss carryforwards (net of unrecognized tax benefits)	144.9	203.3
Interest expense carryforward	38.5	27.8
Employee benefits accruals	24.9	34.3
Deferred costs	20.1	25.3
Fixed assets basis differences	8.8	8.5
Capitalized intangible assets	13.1	13.0
Other accruals	41.7	42.7
Accounts receivable	5.7	5.9
Post-retirement benefits	1.1	2.2
Lease liabilities	21.3	20.0
Inventory	65.3	55.7
Other	0.5	(0.5)
Gross deferred tax assets	385.9	438.2

Valuation allowances	(357.6)	(216.1)
Net deferred tax (liabilities) assets	$(26.4)	$183.8

The Company’s gross tax operating loss carryforwards have expiration dates ranging between one year and no expiration in certain instances. The gross tax operating loss carryforward balance before valuation allowance was:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Federal	$—	$—
State	9.5	8.8
International	234.8	347.8
Gross tax operating loss carryforwards	$244.3	$356.6

The Company’s changes in its valuation allowance were:

(In millions of U.S. Dollars)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Valuation allowance for deferred tax assets:			(a)	(b)
Year Ended December 31, 2022	$216.1	164.9	(9.0)	(14.4)	$357.6
Year Ended December 25, 2021	$255.5	6.4	(41.3)	(4.5)	$216.1
Year Ended December 26, 2020	$285.6	39.8	(41.7)	(28.2)	$255.5
___________________
(a)    Represents write-offs, less recoveries.
(b)    Foreign currency translation adjustment.

The Company’s estimated foreign tax credit carryforwards have expirations ranging from one to ten years. The estimated foreign tax credit carryforwards, net of uncertain tax reserves were:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Foreign tax credit carryforwards	$86.2	$129.6

The decrease in the foreign tax credits was mainly due to expiring tax credits that were fully valued.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”) imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated United States taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. As discussed above, the Company has determined that it can no longer assert permanent reinvestment on any of the outside basis differences of its foreign subsidiaries, as it will likely need to repatriate cash and assets globally to the United States to meet its obligations and has increased its deferred tax liability by $12.3 million to $24.0 million as of December 31, 2022 related to the estimated income tax, withholding tax costs, and capital gain impacts associated with repatriation of these earnings.

Cumulative undistributed earnings, earnings deemed to not be permanently invested, and related deferred taxes were:

(In millions of U.S. Dollars)	2022	2021
Cumulative undistributed earnings	$1,770.1	$2,058.7
Earnings deemed to not be permanently invested	$1,770.1	$213.2
Deferred tax liability on earnings deemed to not be permanently invested	$24.0	$11.7

Accrual for uncertain tax positions and interest and penalties related to uncertain tax positions were:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Accrual for uncertain tax positions	$30.5	$31.0
Interest and penalties related to uncertain tax positions	$1.9	$3.3

As of December 31, 2022 and December 25, 2021, the Company estimates that approximately $5.7 million and $25.4 million respectively, of accrual for uncertain tax positions, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions shown above could favorably impact future tax rates if recognized and released.

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

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Beginning balance	$31.0	$14.3
Additions based on tax positions related to the current year	0.5	17.7
Additions for tax positions of prior year	—	0.8
Reduction for tax positions of prior years	(0.1)	—
Settlements	(0.2)	—
Reductions for lapse in statute of limitations	(0.3)	(1.3)
Impact of foreign currency rate changes versus the United States dollar	(0.4)	(0.5)
Ending balance	$30.5	$31.0

The Company operates globally and files income tax returns in the United States with federal and various state agencies, and in foreign jurisdictions. Cash flow information related to income taxes paid was:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Income taxes paid	$64.3	$84.6	$66.7

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2004 through 2022. It is reasonably possible that there could be a significant decrease or increase to the unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company’s assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which the Company does business and the number of open tax periods.

Note 5: Earnings Per Share

Basic (loss) earnings per share - Total is calculated by dividing Net (loss) income by the weighted-average basic shares outstanding. Diluted (loss) earnings per share - Total is calculated by also considering the impact of dilutive securities, such as stock options, restricted shares, restricted stock units, and performance share units on both Net (loss) income and the basic weighted-average shares. In 2022, the dilutive impact of outstanding stock options, restrictive stock units, and performance-vested and market-vested shares was excluded from the computation of weighted-average diluted shares as a result of the Company’s (Loss) income from continuing operations as its inclusion would have been anti-dilutive.

The elements of the earnings per share computations were as follows:

	Year Ended
(In millions, except per share amounts)	December 31, 2022	December 25, 2021	December 26, 2020
(Loss) income from continuing operations	$(246.9)	$151.0	$122.8
Income (loss) on discontinued operations	14.4	(135.4)	0.7
Net (loss) income	$(232.5)	$15.6	$123.5

Weighted-average basic shares outstanding	45.6	49.4	49.1
Effect of dilutive securities	—	3.6	3.2
Weighted-average diluted shares	45.6	53.0	52.3

Basic (loss) earnings from continuing operations - per share	$(5.42)	$3.06	$2.50
Basic earnings (loss) from discontinued operations - per share	$0.32	$(2.74)	$0.01
Basic (loss) earnings per share - Total	$(5.10)	$0.32	$2.51

Diluted (loss) earnings from continuing operations - per share	$(5.42)	$2.84	$2.35
Diluted earnings (loss) from discontinued operations - per share	$0.32	$(2.55)	$0.01
Diluted (loss) earnings per share - Total	$(5.10)	$0.29	$2.36

Excluded anti-dilutive shares	2.5	2.5	3.8

Note 6: Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss were as follows:

(In millions of U.S. Dollars, net of tax)	Foreign Currency Items and Net Investment Hedges (a) (d)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 28, 2019	$(618.3)	$(2.4)	$(35.7)	$(656.4)

Other comprehensive (loss) income before reclassifications	(49.0)	5.4	(3.0)	(46.6)
Amounts reclassified from accumulated other comprehensive loss	—	(2.8)	1.0	(1.8)
Other comprehensive (loss) income	(49.0)	2.6	(2.0)	(48.4)

Balance at December 26, 2020	(667.3)	0.2	(37.7)	(704.8)

Other comprehensive (loss) income before reclassifications	(18.6)	0.4	17.1	(1.1)
Amounts reclassified from accumulated other comprehensive loss	—	(0.4)	0.7	0.3
Other comprehensive (loss) income	(18.6)	—	17.8	(0.8)

Balance at December 25, 2021	(685.9)	0.2	(19.9)	(705.6)

Other comprehensive (loss) income before reclassifications	(33.6)	0.7	22.0	(10.9)
Amounts reclassified from other accumulated comprehensive loss	102.6	(0.8)	1.4	103.2
Other comprehensive income (loss)	69.0	(0.1)	23.4	92.3

Balance at December 31, 2022	$(616.9)	$0.1	$3.5	$(613.3)

(a)    Foreign currency item amounts reclassified from Accumulated other comprehensive income (loss) impact the Impairment of goodwill and intangible assets and Other income, net line items in the Consolidated Statements of (Loss) Income, and Goodwill and Accrued liabilities in the Consolidated Balance Sheets. See (d) below for the amounts related to the disposal of House of Fuller Mexico and Nutrimetics.
(b)    Cash flow hedge amounts reclassified from Accumulated other comprehensive income (loss) impact the same line item in the Consolidated Statements of (Loss) Income where the transaction hedged is recorded. Also, see additional information for cash flow hedges at Note 13: Derivative Financial Instruments and Hedging Activities.
(c)    See additional information for pension and other post-retirement items at Note 18: Retirement Benefit Plans.
(d)    Amounts reclassified reflects $132.7 million of accumulated foreign currency losses that were reclassified out as a result of the disposal of the House of Fuller Mexico entity. The loss was fully reserved and recorded as a loss in discontinued operations in 2021. This is partially offset by $30.1 million of accumulated foreign currency gains that were reclassified as a result of the disposal of Nutrimetics in 2022. For more information see Note 12: Assets Held for Sale and Discontinued Operations.

Amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Cash flow hedge gains	$(1.1)	$(0.4)	$(3.6)
Tax provision	0.3	—	0.8
Amounts reclassified from accumulated other comprehensive loss for cash flow hedges	$(0.8)	$(0.4)	$(2.8)

Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Prior service benefit	$(0.5)	$(0.6)	$(0.9)
Settlement losses (gains)	0.9	(1.3)	0.1
Actuarial losses	1.6	3.1	2.9
Tax benefit	(0.6)	(0.5)	(1.1)
Amounts reclassified from accumulated other comprehensive (loss) income related to pension and other post-retirement items	$1.4	$0.7	$1.0

Note 7: Cash, Cash Equivalents and Restricted Cash
A reconciliation of the Company’s cash and cash equivalents in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash at end of period in the Consolidated Statements of Cash Flows is as follows:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Cash and cash equivalents	$110.1	$267.2
Restricted cash	10.1	6.6
Cash, cash equivalents and restricted cash at end of period	$120.2	$273.8

Time deposits, certificates of deposit or similar instruments included in cash and cash equivalents were:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Time deposits, certificates of deposit or similar instruments	$24.2	$16.4

Note 8: Inventories

Inventories balance was:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Finished goods	$161.8	$179.9
Work in process	29.9	28.4
Raw materials and supplies	25.9	22.6
Inventories	$217.6	$230.9

As of December 31, 2022 and December 25, 2021, the Company’s inventories balance includes reserves of $33.4 million and $33.3 million, respectively, to bring certain inventory items to their net realizable value.

Note 9: Property, Plant and Equipment

Property, plant and equipment, net balance is composed of:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Molds	$711.6	$717.6
Production equipment	232.3	257.8
Buildings and improvements	105.9	111.6
Computer/telecom equipment	21.7	36.0
Distribution equipment	21.0	32.5
Capitalized software	75.4	78.9
Furniture and fixtures	25.5	24.6
Land	6.0	6.4
Construction in progress	9.2	13.2
Property, plant and equipment, gross	1,208.6	1,278.6

Accumulated depreciation	(1,071.7)	(1,118.6)
Property, plant and equipment, net	$136.9	$160.0

Net unamortized internal use software development costs were:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Net unamortized internal use software development costs	$21.4	$22.2

Amortization expense related to internal use software development costs was:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Amortization expense	$6.4	$5.8	$5.4

The Company recognized a $3.5 million abandonment charge for the year ended December 31, 2022, which is included in Loss (gain) on disposal of assets in the Consolidated Statements of Income.

Depreciation expense was:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Depreciation expense	$30.3	$33.1	$35.0

Note 10: Long-Term Receivables

The long-term receivables and the related allowance for credit losses balances and activity were as follows:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Long-term receivables, gross	$40.1	$40.0

Allowance for credit losses - long-term receivables, beginning balance	(34.4)	(35.0)
Write-offs	0.1	1.3
Recoveries	0.1	0.2
Provision	(1.8)	(3.2)
Currency translation adjustment	1.5	2.3
Allowance for credit losses - long-term receivables, ending balance	(34.5)	(34.4)

Long-term receivables, net	$5.6	$5.6

Majority of long-term receivables from both active and inactive customers that are past due were reserved through the Company’s allowance for credit loss accounts. Long-term receivables that were past due were:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Long-term receivables past due	$34.1	$35.9

Note 11: Trade Name and Goodwill

The Company’s trade name and goodwill relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation.

Trade Name

The trade name balance was:

	As of
	December 31, 2022			December 25, 2021
(In millions of U.S. Dollars)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived trade name	$—	$—	$—	$10.6	$—	$10.6
Definite-lived trade name	1.0	—	1.0	—	—	—
Total trade name	$1.0	$—	$1.0	$10.6	$—	$10.6

Changes in the gross carrying value of trade name were:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Beginning balance	$10.6	$11.6
Trade name impairment	(7.6)	—
Effect of changes in exchange rates	(2.0)	(1.0)
Ending balance	$1.0	$10.6

The Company completed an impairment assessment for its indefinite-lived intangible asset, namely the NaturCare trade name as of the last day of the third quarter of 2022 as part of the restatement. As part of the testing, the Company analyzed certain qualitative factors in completing the annual impairment assessment. The Company’s assessment reflected a number of significant management assumptions and estimates including the Company’s forecast of sales, profit margins, and discount rates, along with the royalty rate related to the trade name. Based on this assessment, the Company concluded that a portion of its NaturCare trade name was impaired due to higher discount rates and lower royalty rates and recognized a $4.9 million impairment charge in the third quarter of 2022. In the third quarter of 2021, the Company completed the annual assessments for its trade name, concluding there was no impairment.

In the fourth quarter of 2022 assessment, the Company concluded that there was a triggering event related to liquidity constraints and additional deterioration in forecasts as well as the change in useful life from indefinite-lived to definite-lived. As a result of its evaluation, the Company recognized an additional $2.7 million impairment charge of its NaturCare trade name during the fourth quarter of 2022.

Considering the Company’s decision to focus on its core Tupperware business, which resulted in most of the beauty business being disposed of in fiscal year 2022, as well as year-over-year revenue and margin decline of the NaturCare brand, the Company changed the classification of the trade name from indefinite-lived to definite-lived as of December 31, 2022. The NaturCare trade name will be amortized $0.2 million a year over an estimated useful life of 5 years, which represents the period that the trade name is expected to contribute directly to the Company’s revenue.

Goodwill

Goodwill balances were:

(In millions of U.S. Dollars)	Asia Pacific	Europe	North America	South America	Total
Gross goodwill balance at December 26, 2020	$56.8	$—	$54.8	$0.7	$112.3
Effect of changes in exchange rates	(1.9)	—	(0.8)	(0.1)	(2.8)
Gross goodwill balance at December 25, 2021	54.9	—	54.0	0.6	109.5
Effect of changes in exchange rates	(4.3)	—	0.1	(0.3)	(4.5)
Gross goodwill balance at December 31, 2022	$50.6	$—	$54.1	$0.3	$105.0

Cumulative impairments as of December 26, 2020	$27.8	$—	$38.9	$—	$66.7
Goodwill impairment	—	—	9.1	—	9.1
Cumulative impairments as of December 25, 2021	27.8	—	48.0	—	75.8
Goodwill impairment	22.8	—	6.1	0.3	29.2
Cumulative impairments as of December 31, 2022	$50.6	$—	$54.1	$0.3	$105.0

Goodwill as of December 26, 2020	$29.0	$—	$15.9	$0.7	$45.6
Goodwill as of December 25, 2021	$27.1	$—	$6.0	$0.6	$33.7
Goodwill as of December 31, 2022	$—	$—	$—	$—	$—

During its assessment for goodwill impairment performed as part of the restatement as of the last day of the second quarter of 2021, the Company noted that the Mexico reporting unit’s margins decreased significantly, indicating a potential decrease in the fair value. Based upon the totality of information, the Company determined that a quantitative evaluation should be performed to assess the fair value of the reporting unit in relation to its carrying value to determine if goodwill was impaired. The Company concluded that the value of the Mexico goodwill was partially impaired and recorded a $9.1 million impairment charge in the second quarter of 2021.

The Company completed impairment assessments as part of the restatement for all of its reporting units, other than Mexico, as of the last day of the third quarter of 2021 concluding there were no impairments. The Company assessed each of its reporting units for triggering events during the fourth quarter of 2021 and concluded that there were no events or circumstances change to indicate that the carrying value of goodwill may not be recoverable.

During the assessment performed as part of the restatement for goodwill impairment as of the last day of the second quarter of 2022, the Company noted that the Mexico reporting unit was forecasting lower margins, based on market and macroeconomic conditions, as well as lower growth. Based on the totality of the information, the Company determined that a quantitative evaluation should be performed to assess the fair value of the reporting unit in relation to its carrying value to determine if goodwill was impaired. The Company concluded that the full remaining value of the Mexico goodwill was impaired and recorded a $3.2 million impairment charge in the second quarter of 2022.

The Company completed a goodwill impairment assessment for all of its goodwill reporting units, other than Mexico as of the last day of the third quarter of 2022 as part of the restatement. As part of this testing, the Company noted the following indicators, which required management to assess the fair value quantitatively of the reporting units in relation to their carrying value to determine if goodwill was impaired:

•Japan - Earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins of 6.8 percent were forecasted to decline to 4.0 percent in 2022 and 4.5 percent thereafter. Furthermore, revenue growth of 4.0 percent was forecasted to shift to revenue decline of 1.0 percent in 2023 and no growth thereafter.
•Korea - Operating margin declined to 2.8 percent and EBITDA margin declined to 0.9 percent compared to the prior year.
•Malaysia - Declining financial performance throughout fiscal year 2022.

The Company’s impairment assessment performed as of the last day of the third quarter of 2022 reflected a number of significant management assumptions and estimates including the Company’s forecast of sales, profit margins, and discount rates. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded that the full values of Japan, Korea, and Malaysia goodwill were impaired and recognized $8.0 million, $12.0 million, and $2.8 million impairment charges, respectively, in the third quarter of 2022.

The Company assessed each of its reporting units with remaining goodwill balances for triggering events during the fourth quarter of 2022, which included reviewing financial performance, macroeconomic conditions, market considerations, and other events. In the fourth quarter of 2022 assessment, the Company concluded that there was a triggering event related to liquidity constraints and additional deterioration in forecasts. As a result of its evaluation, the Company concluded that the full values of the Argentina and Dart Industries, Inc. goodwill were impaired and recorded $0.3 million and $2.9 million impairment charges, respectively, to reduce their carrying values to zero in the fourth quarter of 2022.

Trade name and goodwill are measured at fair value on a non-recurring basis when impairment charges are recorded. Impairment charges are measured using inputs that are considered to be included in Level 3 of the fair value hierarchy due to the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value that require management’s judgment. The discounted cash flow valuation reflected our principal assumptions of forecasted future operating results and growth rates and a weighted average cost of capital of market participants.

Note 12: Assets Held for Sale and Discontinued Operations

Discontinued operations include certain key brands of the Company’s beauty business, including Avroy Shlain, House of Fuller, Nutrimetics, and Nuvo. Avroy Shlain was sold in the first quarter of 2021, House of Fuller Mexico was sold in the second quarter of 2022, and Nutrimetics was sold in the third quarter of 2022.The Company executed a Letter of Intent for the sale of 100% of its shares in Nuvo on April 28, 2023, entered into a Sales and Purchase Agreement on July 27, 2023, and completed the sale on August 7, 2023. Tupperware’s remaining beauty brand, NaturCare, does not qualify as held for sale and therefore is not included in discontinued operations.

In the third quarter of 2021, the Company had determined that these dispositions represented a strategic shift that would have a major effect on its results of operations. As such, reflected below are the results of the beauty business as discontinued operations including all comparative prior period information in these Consolidated Financial Statements. Certain costs previously allocated to the beauty business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations. For the year ended December 25, 2021, the Company recognized a loss on the classification of held for sale assets of House of Fuller, Nutrimetics, and Nuvo of $133.5 million based on total expected proceeds less costs to sell. The loss primarily relates to currency translation losses of $140.9 million, which were recorded in accumulated other comprehensive loss. In connection with the loss, the Company recorded a contra-asset and liability on the balance sheet. Approximately $132.7 million of currency translation losses and $30.1 million of currency translation gains in accumulated other comprehensive loss and the equivalent amount of the contra-asset liability were derecognized and removed from the balance sheet in the second quarter of 2022 and third quarter of 2022 upon the completion of the sale of House of Fuller Mexico and Nutrimetics, respectively.

In the first quarter of 2021, the Company completed the sales of its Avroy Shlain beauty business in South Africa for $32.9 million and a gain of $1.0 million. In the fourth quarter of 2021, the Company completed the sale and leaseback of two warehouses and a manufacturing facility in New Zealand for $14.0 million and a gain on disposal of assets of $9.2 million.

The results of operations are presented as discontinued operations as summarized below:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Net Sales	$65.9	$171.7	$182.3
Cost of products sold	25.7	60.0	66.0
Gross profit	40.2	111.7	116.3

Selling and administrative expenses	46.3	105.1	109.8
Re-engineering charges	0.4	0.3	0.8
(Gain) loss on disposal of assets	(22.2)	(9.2)	0.3
Loss on held for sale assets and dispositions	1.3	142.7	—
Operating income (loss)	14.4	(127.2)	5.4

Other expense, net	0.6	1.7	0.4
Income (loss) from discontinued operations before income taxes	13.8	(128.9)	5.0

(Benefit) provision for income taxes	(0.6)	6.5	4.3
Net income (loss) from discontinued operations	$14.4	$(135.4)	$0.7

The carrying amount of major classes of assets and liabilities classified as held for sale that were included in discontinued operations at December 31, 2022 and December 25, 2021 are shown in the table below.

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Assets
Cash and cash equivalents	$—	$0.2
Accounts receivable, net	2.9	14.9
Inventories	3.6	25.8
Non-trade accounts receivable, net	—	2.2
Prepaid expenses and other current assets	0.5	1.5
Accumulated translation adjustment losses, current	(7.0)	(36.7)
Total assets of discontinued operations - current	—	7.9

Deferred tax assets, net	—	6.2
Property, plant and equipment, net	0.8	7.8
Operating lease assets	1.8	11.1
Trade name, net	—	6.7
Goodwill	2.0	1.7
Other assets	0.3	2.7
Accumulated translation adjustment losses	(4.9)	(17.7)
Assets held for sale	—	18.5
Total assets of discontinued operations	$—	$26.4

Liabilities
Accounts payable	$1.0	$17.0
Accrued liabilities	1.6	30.5
Accumulated translation adjustment losses, current	4.0	88.3
Total liabilities of discontinued operations - current	6.6	135.8

Operating lease liabilities	1.0	8.6
Other liabilities	—	9.2
Liabilities held for sale	1.0	17.8
Total liabilities of discontinued operations	$7.6	$153.6

Note 13: Derivative Financial Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows, and financial position of its international operations. Although this foreign currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening United States Dollar generally has a negative impact on the Company. In response, the Company used derivative and non-derivative financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument may be designated as an economic, cash flow, or net investment hedge.

After the filing of the Company’s Form 10-Q for the quarter ended September 24, 2022 on November 2, 2022, which disclosed the Company’s conclusion that there was significant doubt about its ability to continue as a going concern as a result of projected non-compliance with financial covenants per its Credit Agreement, most of the banks ceased engaging in new hedging transactions with the Company resulting in foreign exchange volatility impacting the Company’s results.

Economic Hedges

The Company designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts, as freestanding derivatives for which hedge accounting does not apply as the Company does not designate them as such. The changes in the fair market value of these freestanding derivatives are recognized in Other income, net in the Consolidated Statements of (Loss) Income. The Company primarily uses freestanding foreign currency derivatives to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company’s foreign currency derivative contracts are generally executed on a monthly basis. The fair value of the freestanding foreign currency derivatives is based on third party quotes.

The (loss) gain recorded to current earnings related to derivative financial instruments not designated as hedging instruments was as follows:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
(Loss) gain on foreign exchange currency contracts	$(4.2)	$(8.9)	$4.9

Cash Flow Hedges

The Company designates as cash flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany dividends that are subject to foreign currency exposures for periods up to twelve months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of Accumulated other comprehensive loss within Total shareholders’ deficit and are reclassified into earnings through the same line item as the transaction being hedged at the time the hedged transaction impacted earnings. As such, the balance at the end of the current reporting period in Accumulated other comprehensive loss related to cash flow hedges would generally be reclassified to earnings within the next twelve months. The Company expects $0.1 million of Accumulated other comprehensive loss to be reclassified into earnings within the next twelve months.

The pre-tax gains (losses) recorded in and reclassified from Other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges were as follows:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Pre-tax gain from foreign exchange currency contracts recorded in Other comprehensive income (loss)	$1.2	$0.4	$6.2
Reclassified from Other comprehensive income (loss) into:
Cost of products sold	$—	$(0.4)	$(2.5)
Other income, net	$(1.1)	$—	$(0.3)
Selling, general and administrative	$—	$—	$(0.8)
Net change in Accumulated other comprehensive income (loss)	$0.1	$—	$2.6

Net Investment Hedges

The Company designates as net investment hedges those foreign currency forward contracts it enters into to hedge the currency risk associated with a portion of its net equity investment in international operations. Changes in the fair value of these forward contracts designated as net investment hedges are recorded as a component of Accumulated other comprehensive loss within Total shareholders’ deficit. Due to the permanent nature of the investments, the amounts recorded as a component of Accumulated other comprehensive loss are only reclassified to earnings if the hedged investment is sold, substantially liquidated, or control is lost. The Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. Additionally, the Company has no open net investment positions as of December 31, 2022.

The pre-tax gains (losses) recorded in Other comprehensive income (loss) related to derivative financial instruments designated as net investment hedges were as follows:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Pre-tax (loss) gain recorded in Other comprehensive income (loss)	$(2.4)	$2.8	$(3.8)

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. The notional value of forward contracts to purchase and sell currencies was:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Notional value of forward contracts to purchase currencies	$128.3	$96.4
Notional value of forward contracts to sell currencies	$132.7	$99.2

The notional value of largest outstanding positions to purchase and sell currencies was:

As of
(In millions of U.S. Dollars)	December 31, 2022
Purchase Indonesian Rupiah	$60.7
Purchase Euros	$35.7
Purchase Mexican Pesos	$19.0
Sell Swiss Francs	$60.4

As of
(In millions of U.S. Dollars)	December 25, 2021
Purchase United States Dollars	$63.1
Purchase Japanese Yen	$14.3
Sell Euros	$35.7
Sell Swiss Francs	$32.6

Fair values of the Company’s derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company’s derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Non-designated and designated as hedging instruments (in millions of U.S. Dollars)	Balance sheet location	December 31, 2022	December 25, 2021
Economic hedges:
Foreign currency exchange contracts	Non-trade accounts receivable, net	$0.4	$7.2
Foreign currency exchange contracts	Accrued liabilities	$(4.9)	$(3.9)

Cash flow hedges:
Foreign currency exchange contracts	Non-trade accounts receivable, net	$0.1	$—
Foreign currency exchange contracts	Accrued liabilities	$—	$—

Net Investment hedges:
Foreign currency exchange contracts	Non-trade accounts receivable, net	$—	$1.3
Foreign currency exchange contracts	Accrued liabilities	$—	$(3.8)

The Company’s theoretical credit risk for each foreign exchange contract is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be fully offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued gain or loss was recorded either in non-trade accounts receivable or accrued liabilities, depending upon the net position of the individual contracts. The gain or loss amounts change based upon the Company’s outstanding exposure to fair value fluctuations. The Company has an accounting policy to present derivative assets and derivative liabilities on a gross basis. Including the effect of master netting arrangements that provide a right of offset upon default of the counterparty, the Company’s net derivative position amounts were:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Net economic hedge (liability) asset	$(4.5)	$3.3
Net designated hedge asset	$0.1	$—
Net investment hedge liability	$—	$(2.5)

Note 14: Deferred Revenue

Deferred revenue is a component of Accrued liabilities on the Consolidated Balance Sheets and the balance which was primarily related to payments received in advance for orders not yet shipped was as follows:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Deferred revenue	$6.9	$5.3

Revenue recognized from amounts included in deferred revenue as of December 25, 2021 was $5.3 million for the fiscal year ended December 31, 2022. The majority of the $6.9 million balance at December 31, 2022 is expected to be recognized in 2023.

Note 15: Accrued and Other Liabilities

Significant components of accrued liabilities were:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Compensation and employee benefits	$37.2	$56.7
Re-engineering charges	22.6	12.9
Income taxes payable	12.2	30.1
Operating lease liabilities	18.6	20.3
Taxes other than income taxes	18.1	26.7
Advertising and promotion	16.3	26.9
Unbilled goods and services	10.2	16.6
Accrued commissions	8.7	11.4
Accrued sales incentives and returns	8.2	10.8
Deferred revenue	6.9	5.3
Accrued freight and duties	6.3	8.8
Foreign currency contracts	4.9	7.7
Accrued legal and audit fees	4.1	4.4
Pensions and other post-retirement benefits	2.6	1.9
Accrued consulting fees	2.4	7.6
Accrued legal reserves	2.2	2.1
Other	25.2	28.2
Accrued liabilities	$206.7	$278.4

Significant components of other liabilities were:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Accrual for uncertain tax positions	7.6	10.7
Post-retirement benefits	6.7	9.3
Long-term deferred tax liability	26.4	2.6
Other	22.1	29.0
Other liabilities	$62.8	$51.6

Note 16: Debt

On August 2, 2023, the Company entered into a Debt Restructuring Agreement to restructure the Credit Agreement, as amended through the Fourth Amendment to the Credit Agreement and Limited Waiver of Borrowing Conditions, dated as of May 5, 2023. The Debt Restructuring Agreement, as described further below, is a comprehensive restructuring and reallocation of the Company’s debt and provides for, among other things:

•the reallocation of approximately $150.0 million of cash interest and fees; interest expense in the Consolidated Statements of (Loss) Income will increase to about $94.4 million in 2023 and cash interest as reported in the Consolidated Statements of Cash Flows will increase to about $56.8 million as $37.6 million of the interest expense accrued in 2023 does not have to be paid until 2027,
•the extension of the stated maturity of approximately $348.0 million of principal and reallocated interest and fees to fiscal year 2027 with paid-in-kind interest,
•the reduction of amortization payments required to be paid through fiscal year 2025 by approximately $55.0 million,
•immediate access to revolving borrowing capacity of approximately $21.0 million, subject to liquidity and other cash covenants as outlined in the Debt Restructuring Agreement, and
•issuance of warrants representing up to 4.99% of the total issued and outstanding shares of common stock of the Company in the aggregate (calculated on a fully-diluted basis).

The Debt Restructuring Agreement provides additional flexibility to fund its operations and satisfy its obligations as currently anticipated in the near term. Given the uncertainty around liquidity, the ability to execute the Company’s Turnaround Plan, and ability to comply with covenants, including liquidity covenants requiring the use of excess cash for debt reduction, management concluded there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these Consolidated Financial Statements. Refer to Note 1: Summary of Significant Accounting Policies for disclosure of substantial doubt. Additionally, the borrowings under the Credit Agreement have been classified as a current obligation as of December 31, 2022, and $8.7 million of unamortized debt issuance costs were written off in the fourth quarter of 2022.

As of December 31, 2022 and 2021, the debt portfolio consisted of:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Term loan denominated in USD	$195.0	$200.0
Term loan denominated in Euros	182.0	198.5
Revolver facility	332.3	312.0
Finance leases (a)	0.5	1.8
Other lease financing obligations	3.1	2.8
Unamortized debt issuance costs	—	(2.9)
Total debt	$712.9	$712.2

Current debt and finance lease obligations (a)	$709.8	$9.0
Long-term debt and other lease financing obligations	3.1	703.2
Total debt	$712.9	$712.2
(a) See Note 17: Leases for further details

As of December 31, 2022, the Company had $120.1 million of unused lines of credit, including $106.3 million under the committed, secured Credit Agreement, and $13.8 million available under various uncommitted lines around the world. As a result of the Third Amendment, the Revolver capacity was reduced by $30.0 million. The Company had no availability to borrow further under its Revolver until August 2, 2023, when it entered into the Debt Restructuring Agreement, which provided availability of up to $21.0 million under the Revolver, subject to liquidity and other covenants.

Long-term debt and other lease financing obligations includes a $3.1 million and $2.8 million financing liability as of December 31, 2022 and December 25, 2021, respectively, associated with the lease of the Company’s headquarters in Orlando, Florida. The obligation originated on October 30, 2020 with the commencement of the sale-leaseback agreement for the facility and matures in the fourth quarter of 2031.

Supplemental cash flow information related to Long-term debt and other lease financing obligations is as follows:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Noncash financing activity - financing liability incurred following a sale-leaseback transaction	$0.3	$0.3	$2.5

Interest paid on total debt was:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Interest cash payments	$28.5	$35.0	$36.7

As of December 31, 2022, the Company had a weighted-average interest rate of 7.52% with a base rate spread of 375 basis points on SOFR-based borrowings under the Credit Agreement. Interest is payable in arrears and at maturity. As of December 31, 2022, the Company had a Consolidated Net Leverage Ratio of 4.73x resulting from trailing twelve months earnings before interest, income taxes, depreciation and amortization (“EBITDA”), as adjusted to exclude unusual, non-recurring items as well as non-cash charges and certain other items as permitted under the Credit Agreement, of $129.7 million, and a Consolidated Interest Coverage Ratio of 3.19x. As of December 25, 2021, the Company had a weighted-average interest rate of 2.08% with a base spread of 200 basis points on LIBOR-based borrowings. The Company’s Consolidated Net Leverage Ratio and Consolidated Interest Coverage Ratio at December 25, 2021 were 2.28x and 7.61x, respectively. The Company was in compliance with the financial covenants under its Credit Agreement, as amended, as of December 31, 2022 but was forecasting non-compliance with covenants in subsequent quarters. See Note 1: Summary of Significant Accounting Policies for Going Concern and Liquidity section.

Contractual Maturities

Contractual maturities for debt obligations are summarized by year as follows:

Year Ended
(In millions of U.S. Dollars)	December 31, 2022
2023 or on demand	$709.8
2024	—
2025	—
2026	—
2027	—
Thereafter	3.1
Total	$712.9

Credit Agreement

On November 23, 2021, the Company and its wholly owned subsidiaries, Tupperware Products AG, Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), entered into a credit agreement (as amended from time to time, the “Credit Agreement”) with Wells Fargo Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, and issuing bank; Wells Fargo Securities, LLC, BMO Capital Markets Corp., Fifth Third Bank, and Truist Securities Inc. as joint lead arrangers and joint bookrunners; and BMO Harris Bank, N.A, Fifth Third Bank, Key Bank, US Bank, National Association, and Truist Bank, as syndication agents. The Company subsequently entered into a First Amendment to the Credit Agreement on August 1, 2022, a Second Amendment to the Credit Agreement on December 21, 2022, a Third Amendment to the Credit Agreement on February 22, 2023, a Fourth Amendment to the Credit Agreement on May 5, 2023, a Debt Restructuring Agreement on August 2, 2023, and a Fifth Amendment to the Credit Agreement on October 5, 2023.

On December 21, 2022, the Company entered into the Second Amendment to the Credit Agreement which, among other things, provided for:

•the shortening of the maturity date of the Credit Agreement from November 23, 2026 to November 23, 2025
•the reduction of the Singaporean Tranche Revolving Commitments from $15.0 million to $0.0 million

•the reduction of the Mexican Tranche Revolving Commitments from $15.0 million to $5.0 million
•aggregate global tranche revolving commitments not to exceed $435.0 million, and the letter credit exposure shall not exceed $45.0 million during the New Covenant Adjustment Period (as defined below) without the written consent of the majority revolving lenders
•the extension of the covenant adjustment period in the Credit Agreement, as amended by the First Amendment, to the date on which the Company delivers its financial statements and a compliance certificate for the fiscal quarter ending on the last Saturday in the calendar quarter ending December 31, 2023 (the “New Covenant Adjustment Period”)
•a Consolidated Net Leverage Ratio of:
•5.25 to 1.00 (rather than 4.25 to 1.00) for the fourth quarter of 2022
•4.25 to 1.00 for the first quarter of 2023
•3.75 to 1.00 for the second quarter of 2023 and on the last day of each fiscal quarter thereafter
•an increase in the maximum applicable margin for Term SOFR Loans, Eurocurrency Rate Loans and Basic Euro Short-Term Rate (“ESTR”) Loans from 2.75% (or 2.785% for Daily Simple Sterling Overnight Interbank Average (“SONIA”) Loans) and 1.75% for Base Rate Loans if the Company’s Consolidated Leverage Ratio was:
•greater than or equal to 4.00 to 1.00 but less than 4.50 to 1.00, 3.25% for Term SOFR Loans, Eurocurrency Rate Loans and Basic ESTR Loans (or 3.285% for Daily Simple SONIA Loans) and 2.25% for Base Rate Loans
•greater than or equal to 4.50 to 1.00 but less than 5.00 to 1.00, 3.75% for Term SOFR Loans, Eurocurrency Rate Loans and Basic ESTR Loans (or 3.785% for Daily Simple SONIA Loans) and 2.75% for Base Rate Loans
•greater than or equal to 5.00 to 1.00 but less than 5.25 to 1.00, 4.25% for Term SOFR Loans, Eurocurrency Rate Loans and Basic ESTR Loans (or 4.285% for Daily Simple SONIA Loans) and 3.25% for Base Rate Loans
•greater than or equal to 5.25 to 1.00, 4.75% for Term SOFR Loans, Eurocurrency Rate Loans and Basic ESTR Loans (or 4.785% for Daily Simple SONIA Loans) and 3.75% for Base Rate Loans
•(i) an increase in the commitment fee for unused commitments under the Credit Agreement was increased from 0.375% to 0.425% if the Company’s Consolidated Leverage Ratio was greater than or equal to 4.00 to 1.00 and (ii) an increase in the fronting fee for letters of credit from 0.125% to 0.250% on the first date after the termination of the New Covenant Adjustment Period on which the Company had delivered a compliance certificate demonstrating that its Consolidated Net Leverage Ratio is less than or equal to 2.75 to 1.00 for two consecutive fiscal quarters, the reversion of the following:
•the applicable margin to a maximum of 2.25% for Term SOFR Loans, Eurocurrency Rate Loans and Basic ESTR Loans (or 2.285% for Daily Simple SONIA Loans) and 1.25% for Base Rate Loans
•the commitment fee would to a maximum of 0.275%
•the fronting fee to a maximum of 0.125%

Pursuant to the terms of the Second Amendment, the Company’s ability to incur incremental facilities under the Credit Agreement was no longer available, the Company’s ability to make restricted payments was further restricted during the New Covenant Adjustment Period, certain baskets and thresholds in the Credit Agreement were reduced, and the Company may not terminate or reduce the scope of its financial advisor, without the Administrative Agent’s prior written consent, subject to certain exceptions. The Second Amendment also required the Company to comply with additional reporting requirements, including, among other things, (a) the delivery of monthly financial statements, (b) the delivery of monthly account lists and cash balance reports, (c) the delivery of weekly account balance reports with respect to certain deposit accounts of the Company and its subsidiaries, and (d) the delivery of weekly 13-week cash flow forecasts and variance reports.

On February 22, 2023, the Company entered into the Third Amendment due to continued challenges with volatility in the Company’s earnings, market unpredictability, and inflation-related concerns, which resulted in forecasted non-compliance with the financial covenants of the Credit Agreement, as amended by the Second Amendment.

The Third Amendment, among other things, provided for:

•the shortening of the maturity date of the Credit Agreement from November 23, 2025 to July 31, 2025
•the reduction of the Mexican Tranche Revolving Commitments from $5.0 million to $0.0 million
•the reduction of the aggregate global tranche revolving commitments from $450.0 million to $220.0 million, with $200.0 million of outstanding Global Tranche Revolving Loans being converted into a new $200.0 million tranche of term loans (the “Term Loan 2 Tranche”) and an overall reduction in aggregate global tranche revolving commitments by $30.0 million
•the reduction in the maximum permitted swingline exposure from $100.0 million to $0.0 million
•the reduction in the permitted letter of credit exposure from $45.0 million to $40.0 million
•the amortization of the Term Loan 2 Tranche at 1% in 2023, 3% in 2024, and 5% in 2025
•certain limitations, restrictions, and reporting requirements, including, among other things, (a) restrictions on the Company’s ability to make restricted payments, (b) the reduction of certain baskets and thresholds, and (c) the permanence of restrictions on the Company’s ability to reinvest net cash proceeds from, among other things, asset sales in lieu of making mandatory prepayments of the term loans with such net cash proceeds, which had previously been in place solely during the Covenant Adjustment Period
•the removal of the concept of cash netting that was previously used in the calculation of the Company’s Consolidated Net Leverage Ratio
•a maximum permitted Consolidated Leverage Ratio and a minimum permitted Consolidated Interest Coverage Ratio
•a prohibition on making capital expenditures in excess of $30.0 million in the aggregate during any fiscal year
•Term Loan 2 Tranche pricing at Adjusted Term SOFR or Base Rate (each, as defined in the Credit Agreement) plus
•through December 30, 2023, 6.25% (or 5.25% for Base Rate Loans)
•thereafter through and including December 28, 2024, 7.50% (or 6.50% for Base Rate Loans)
•on and after December 29, 2024, 8.00% (or 7.00% for Base Rate Loans)
•the making of additional quarterly mandatory prepayments in respect of the term loans, commencing with the second quarter of 2024, in an amount equal to 50% (increasing to 75% commencing with the first quarter of 2025) of Excess Cash Flow (as defined in the Amended Credit Agreement) for such quarter, as well as additional mandatory prepayments in respect of the Term Loans with the net cash proceeds from any dispositions of real property, and that all mandatory prepayments will be applied first to the Term Loan 2 Tranche and then ratably among the other term loans
•the removal of the applicable margin reversion date construct permitting a toggle to lower applicable margin and other pricing upon the satisfaction of certain conditions.

The Third Amendment also (a) required the Company and the U.S. Loan Parties to mortgage Material Real Property (as defined in the Amended Credit Agreement) as collateral security for the payment and performance of the obligations under the Credit Agreement, as amended by the Third Amendment, (b) reduced certain thresholds and baskets, and (c) required the Company to comply with additional reporting and other requirements, including, among other things, (i) cooperating with the Administrative Agent’s efforts in conducting an appraisal of the total valuation of the intellectual property of the Company and its subsidiaries, (ii) cooperating with the Administrative Agent’s efforts in conducting an appraisal of the total valuation of all fee owned real property of the Company and its subsidiaries located in the United States, and (iii) the delivery of a schedule listing certain information with respect to each subsidiary of the Company.

On May 5, 2023, the Company entered into the Fourth Amendment to the Credit Agreement, which among other things:

•provided for a waiver of certain conditions to borrowings set forth in the Credit Agreement, which permitted the Company to make, on the effective date of the Amendment, a single borrowing under the Credit Agreement in the aggregate principal amount of $5.3 million (the proceeds of which were used on such date to pay past-due interest owing by the Company under the Credit Agreement) notwithstanding the existence of each of a default related to such past-due interest and an event of default resulting from the Company’s failure to timely deliver audited financials in respect of the fiscal year ended 2022 under the Credit Agreement, and
•required the Company to comply with additional reporting and other requirements, including, among other things, (i) appointing and maintaining the appointment of a chief restructuring officer, (ii) maintaining the engagement of an investment advisor, (iii) cooperating with the Administrative Agent’s efforts in conducting an enterprise valuation of the Company and its subsidiaries, and (iv) participating in weekly update conferences with, among others, the Administrative Agent and the Lenders.

On June 30, 2023, the Company entered into the Limited Waiver of Mandatory Prepayment and Payment Deferral Agreement (the “Waiver”) in connection with the Credit Agreement, which, among other things,

•provided for a waiver of the Term Loan (as defined in the Credit Agreement) mandatory prepayment requirements set forth in the Credit Agreement in connection with the Company’s receipt of approximately $10.4 million in net cash proceeds from the sale of certain of its Indonesian real property interests, on the condition that, among other things, the Borrowers make a one-time prepayment of the Global Tranche Revolving Loans (as defined in the Credit Agreement) in an aggregate principal amount of $6.0 million by July 10, 2023,

•provided for a deferral of the $2.5 million, $0.5 million and €2.2 million principal amortization payments required to be made on or about June 30, 2023, by the Borrowers with respect to the USD Term Loans, the USD Term-2 Loans, and the EUR Term Loans (each as defined in the Credit Agreement), respectively, until July 31, 2025, and

•provided that on and after the effective date of the Waiver, the consent of all Revolving Lenders (as defined in the Credit Agreement) (instead of Required Revolving Lenders (as defined in the Credit Agreement)) will be required to re-draw the final $6 million of revolving commitments during the existence of a Default (as defined in the Credit Agreement).

On August 2, 2023, the Company entered into a Debt Restructuring Agreement, which among other things, provided for:

•the reallocation and restructuring of all credit facilities outstanding under the Credit Agreement as in effect prior to entering into the Debt Restructuring Agreement, together with all accrued and unpaid interest thereon and certain other fees and amounts outstanding thereunder, such that, after giving effect to such reallocation and restructuring, the credit facilities evidenced by the Credit Agreement consist of the following:

•global tranche revolving commitments (“Global Tranche Revolving Commitments”) in an aggregate amount equal to $38.4 million, which the Revolver includes a sub-facility for letter of credit issuances in the amount of $22.3 million

•term loans in an aggregate principal amount equal to $425.0 million (“USD Term A Loans”) which, along with the Global Tranche Revolving Commitments, mature July 31, 2025; term loans in an aggregate principal amount equal to $156.4 million (“USD Term C Loans”) and term loans in an aggregate principal amount equal to €173.4 million (“EUR Term D Loans”) which, in each case, mature July 31, 2027

•the accrual of interest on (i) the Global Tranche Revolving Loans and the USD Term A Loans (the “2025 Maturity Date Loans”) at (depending on the Company’s election from time to time) either (a) the Adjusted Term SOFR, Adjusted Eurocurrency Rate, or Daily Simple SONIA plus 6.00% per annum or (b) the Base Rate plus 5.00% per annum (in each case, subject to increase as described below) and the accrual of a commitment fee of 0.925% on the unfunded portion of the Global Tranche Revolving Commitments, all of which is payable in cash, and (ii) USD Term C Loans and the EUR Term D Loans (the “2027 Maturity Date Loans”) at a per annum rate of 14.00%, which is payable in kind, and thus capitalized thereon and increasing the principal balance thereof, on a quarterly basis.

•The payment of mandatory amortization payments (i) on the USD Term A Loans in an amount equal to (a) $1.8 million on the last day of each calendar quarter during calendar year 2024 and (b) $3.5 million on the last day of each of the first two calendar quarters during calendar year 2025 and (ii) in respect of (a) the USD Term C Loans in an amount equal to $1.8 million and (b) the EUR Term D Loans in an amount equal to €1.6 million, in each case, on the last day of each calendar quarter, commencing December 31, 2025.

•The issuance of warrants exercisable for 2,548,874 shares of common stock, representing approximately 4.99% of the total issued and outstanding shares of common stock of the Company in the aggregate (calculated on a fully-diluted basis), which are exercisable for five years from the date on which they are eligible to be exercised, with warrants representing 2.99% of the total issued and outstanding shares of common stock of the Company in the aggregate (calculated on a fully-diluted basis) immediately exercisable and the remainder of the warrants exercisable upon the occurrence of certain events related to Repayment Incentive Milestones as described below.
•The payment of approximately $16.3 million restructuring fee, which will become due and payable upon the earlier of (i) the occurrence of a payment or bankruptcy event of default, the acceleration of the loans under the Credit Agreement, or the repayment in full of the obligations outstanding under the Credit Agreement and (ii) July 31, 2025.

•The payment of a $10.0 million facility fee (the “Facility Fee”), which will become due and payable upon the earlier of (i) the occurrence of a payment or bankruptcy event of default, the acceleration of the loans under the Credit Agreement, or the repayment in full of the obligations outstanding under the Amended Credit Agreement and (ii) July 31, 2027, but all or portions of which will be waived if the USD Term A Loans are repaid in the following aggregate, cumulative amounts by the following dates: (a) if $40.0 million of the USD Term A Loans are repaid on or before January 31, 2024, $2.0 million of the Facility Fee will be waived; (b) if $80.0 million of the USD Term A Loans are repaid on or before July 31, 2024, $2.0 million of the Facility Fee will be waived; (c) if $160.0 million of the USD Term A Loans are repaid on or before January 31, 2025, $2.0 million of the Facility Fee will be waived; and (d) if $425.0 million of the USD Term A Loans is repaid on or before July 31, 2025, $4.0 million of the Facility Fee will be waived (each such payment date, a “Repayment Incentive Milestone Date” and each such payment milestone, a “Repayment Incentive Milestone”). The Company may also achieve, on each Repayment Incentive Milestone Date, a partial waiver of the amount of the Facility Fee contemplated to be waived on such date on a pro rata basis in certain increments if the Borrowers fail to fully satisfy the Repayment Incentive Milestone on such Repayment Incentive Milestone Date.

•On the date immediately following the date any Repayment Incentive Milestone is not satisfied, the following will occur, (i) the Company will incur a 0.50% increase in interest rates for the 2025 Maturity Date Loans; provided that if the Company thereafter satisfies a Repayment Incentive Milestone, such interest rates will be automatically reduced, on the date immediately following such Repayment Incentive Milestone Date, by the aggregate amount of increases thereto effectuated pursuant to the failure to satisfy any Repayment Incentive Milestone (and that are still in effect) and (ii) certain warrants issued to the lenders under the Credit Agreement for a fixed number of shares of common stock of the Company representing in total an aggregate of approximately 2.00% of the total issued and outstanding shares of common stock of the Company as of the grant date will become exercisable.

•Compliance with additional reporting requirements, including, among other things, (i) delivering regular 13-week cash flow projections for the Company and its U.S. subsidiaries (the “U.S. Cash Flow Forecast”) and (ii) aggregate receipt and disbursement line items set forth in the U.S. Cash Flow Forecast, which are tested every two weeks on a cumulative, trailing four-week basis and is subject to certain permitted variances and exclusions.

•The election of an additional director with restructuring and turnaround experience and the continued retention of a chief restructuring officer for at least 18 months.

•Additional conditions to borrowing on the Revolver, including (i) a requirement that the U.S. Loan Parties have no more than $7.0 million of unrestricted cash and cash equivalents on hand immediately after giving effect to such borrowing and the use of proceeds thereof and (ii) a condition limiting borrowings, during any trailing four-week period, to an amount equal to 115% of the amount forecasted to be borrowed during such period pursuant to the U.S. Cash Flow Forecast.

•A maximum Consolidated Net Leverage Ratio (which excludes the 2027 Maturity Date Loans and a minimum Consolidated Interest Coverage Ratio (which excludes the interest accruing on the 2027 Maturity Date Loans, the Restructuring Fee, and the Facility Fee), each of which are tested on a quarterly basis, commencing with the fiscal quarter ending on or about March 31, 2024.

•A $31.0 million maximum capital expenditure covenant, tested each fiscal year.

•A $15.0 million minimum liquidity covenant, which is tested on a weekly basis and calculated solely with respect to the U.S. Loan Parties and inclusive of unfunded Global Tranche Revolving Commitments.

•A minimum Consolidated EBITDA covenant ranging between $87 million and $143 million, which varies each fiscal quarter and is tested on a quarterly, trailing twelve-month basis, commencing with the fiscal quarter ending on or about March 31, 2024.

•Mandatory prepayments with net cash proceeds from mandatory prepayments with the net cash proceeds from certain equity issuances and extraordinary receipts in excess of $2.5 million and from certain tax refunds in excess of $3.0 million, in each case, in the aggregate during any fiscal year.

•Mandatory prepayments of borrowings under the Revolver with unrestricted cash and cash equivalents of the U.S. Loan Parties in excess of $7.0 million.

•The repatriation of any unrestricted cash and cash equivalents held by the Company’s subsidiaries that are not U.S. Loan Parties in excess of (i) for the calendar months ending September 30, 2023 through through February 28, 2024, $55.0 million, (ii) for the calendar months ending March 31, 2024 through August 31, 2024, $50.0 million, and (iii) for the calendar month ending September 30, 2024 and each calendar month thereafter, $45.0 million, must be transferred, distributed, and/or repatriated to the U.S. Loan Parties, subject to certain exceptions.

On October 5, 2023, the Company entered into the Fifth Amendment to the Credit Agreement, which among other things:

•extended the deadline for delivery of (i) the Company’s annual audited financial statements for the fiscal year ending December 31, 2022 from September 16, 2023 to November 1, 2023, (ii) the Company’s quarterly unaudited financial statements for the fiscal quarter ending (x) April 1, 2023 from November 30, 2023 to December 29, 2023, (y) July 1, 2023 from December 29, 2023 to January 31, 2024 and (z) September 30, 2023 from December 29, 2023 to March 15, 2024, and (iii) the Turnaround Plan (as defined in the Credit Agreement) from October 1, 2023 to December 29, 2023,

•in connection with the anticipated receipt of certain tax refunds in Indonesia (the “Indonesian Tax Refund”), increased the amount of cash and cash equivalents the Company’s subsidiaries that are not U.S. Loan Parties are permitted to hold before such amounts are required to be transferred, distributed and/or repatriated to a U.S. Loan Party from $55 million for each of the calendar months ending after September 30, 2023, to $75 million for each of the calendar months ending on the earlier of (x) the date the proceeds of the Indonesian Tax Refund are received in the United States and (y) December 31, 2023, and

•modified the deadline to make a mandatory prepayment of the Term Loans (as defined in the Credit Agreement) with the Indonesian Tax Refund from 30 days after receipt of such net cash proceeds to no later than 3 business days after such net cash proceeds are received in the United States.

Refer to Note 1: Summary of Significant Accounting Policies for disclosure of substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these Consolidated Financial Statements.

Note 17: Leases

The Company leases certain equipment, vehicles, office space, and manufacturing and distribution facilities, and recognizes the associated lease expense on a straight-line basis over the lease term for its operating leases. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one year to five years, or more. The depreciable lives of assets and leasehold improvements are limited by the expected lease term. Certain lease agreements held by the Company include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In 2007, the Company completed construction of a manufacturing facility in Belgium. Costs related to the facility totaled $13.2 million. The lease was accounted for as a finance lease and had an initial term of 15 years and an initial interest rate of 7.1 percent. The Company entered into a new agreement in 2022 to extend the building lease an additional 3 years and eight months for a maturity of June 9, 2026 which also includes a purchase option exercisable in May of each year of the renewal period.

In 2020, the Company realized a gain of $29.2 million from the sale-leaseback of the Company headquarters in Orlando, Florida along with the sale of certain surrounding land.

Components of lease expense were as follows:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Operating lease cost (a) (b)	$34.9	$39.2	$40.0

Amortization of right-of-use assets (a)	$0.6	$0.6	$0.8
Interest on lease liabilities (c)	—	0.1	0.2
Finance lease cost	$0.6	$0.7	$1.0

(a)Included in Selling, general and administrative expense and Cost of products sold in the Consolidated Statements of (Loss) Income.
(b)Includes $2.9 million, $3.3 million and $2.8 million related to short-term rent expense for leases with a term of twelve months or less in 2022, 2021 and 2020, respectively, and $2.5 million, $1.7 million and $0.9 million related to variable rent expense in 2022, 2021 and 2020, respectively.
(c)Included in Interest expense in the Consolidated Statements of (Loss) Income.

Supplemental cash flow information related to leases is as follows:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(35.3)	$(38.6)	$(37.0)
Financing cash flows from finance leases	$(1.7)	$(1.4)	$(0.6)

Supplemental information related to leases is as follows:

		As of
(In millions of U.S. Dollars, except lease term and discount rate)		December 31, 2022	December 25, 2021
Operating leases	Balance Sheet Location
Operating lease right-of-use assets	Operating lease assets	$69.1	$74.7

Current portion of operating lease liabilities	Accrued liabilities	$18.6	$20.3
Long-term operating lease liabilities	Operating lease liabilities	53.7	56.8
Total operating lease liabilities		$72.3	$77.1

Finance leases
Finance lease right-of-use assets, at cost	Property, plant and equipment, net	$17.1	$18.2
Finance lease right-of-use assets, accumulated amortization	Property, plant and equipment, net	(12.6)	(12.8)
Finance lease right-of-use asset, net	Property, plant and equipment, net	$4.5	$5.4

Current portion of finance lease liabilities	Current debt and finance lease obligations	$0.5	$1.4
Long-term finance lease liabilities	Long-term debt and other lease obligations	—	0.4
Total finance lease liabilities		$0.5	$1.8

Weighted-average remaining lease term
Operating leases		5.5 years	5.7 years
Finance leases		3.4 years	4.4 years

Weighted-average discount rate (a)
Operating leases		8.5%	5.3%
Finance leases		7.1%	7.1%

(a)Calculated using the Company’s incremental borrowing rate.

Maturities of lease liabilities as of December 31, 2022 were as follows:

	As of
	December 31, 2022
(In millions of U.S. Dollars)	Operating Leases (a)	Finance Leases
2023	$24.3	0.5
2024	17.7	—
2025	11.8	—
2026	7.9	—
2027	7.0	—
Thereafter	22.3	—
Total lease payments	91.0	0.5
Less imputed interest	(18.7)	—
Total	$72.3	$0.5

(a)Annual long-term lease liabilities for continuing operations were calculated by deducting long-term liabilities for discontinued operations averaged over the years 2023 and beyond.

As of December 31, 2022, the Company did not have any operating leases not yet commenced but expected to commence in 2023.

Note 18: Retirement Benefit Plans

The Company has various defined benefit pension plans, both domestic and foreign. The domestic plans were frozen to new employees as of June 30, 2005. Certain employees in foreign countries are covered by their applicable plan. In addition to providing pension benefits, the Company provides certain post-retirement healthcare and life insurance benefits for selected United States and Canadian employees employed starting before June 30, 2005. Employees may become eligible for these benefits if they reach normal retirement age while working for the Company or satisfy certain age and years of service requirements. The medical plans are contributory for most retirees with contributions adjusted annually, and contain other cost-sharing features, such as deductibles and coinsurance. The medical plans include an allowance for Medicare for post-65 age retirees. Most employees and retirees outside the United States are covered by government healthcare programs.

The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company’s plans was as follows:

	United States plans				Foreign plans
	Pension Benefits		Post-retirement Benefits		Pension Benefits
	As of		As of		As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Change in benefit obligations:
Beginning balance	$34.4	$39.1	$10.3	$11.8	$133.4	$185.5
Service cost	—	—	—	—	4.6	6.0
Interest cost	0.8	0.8	0.3	0.4	2.3	2.0
Actuarial gain	(8.2)	(0.7)	(1.7)	(0.5)	(31.5)	(14.0)
Benefits paid	(0.9)	(1.0)	(1.3)	(1.4)	(2.3)	(4.9)
Impact of exchange rates	—	—	—	—	(7.5)	(11.7)
Plan participant contributions	—	—	—	—	0.1	5.4
Plan amendments	—	—	—	—	(0.1)	(0.4)
Settlements/Curtailments	(3.8)	(3.8)	—	—	(6.3)	(34.5)
Ending balance	$22.3	$34.4	$7.6	$10.3	$92.7	$133.4

Change in plan assets at fair value:
Beginning balance	$26.0	$27.5	$—	$—	$56.4	$83.3
Actual return on plan assets	(5.9)	1.8	—	—	(3.7)	4.4
Company contributions	1.5	1.5	1.3	1.4	6.4	5.2
Plan participant contributions	—	—	—	—	2.1	5.4
Benefits and expenses paid	(0.8)	(1.0)	(1.3)	(1.4)	(2.3)	(3.0)
Business combination	—	—	—	—	—	—
Impact of exchange rates	—	—	—	—	(3.9)	(5.3)
Settlements	(3.8)	(3.8)	—	—	(6.0)	(33.6)
Ending balance	$17.0	$26.0	$—	$—	$49.0	$56.4
Funded status of plans	$(5.3)	$(8.4)	$(7.6)	$(10.3)	$(43.7)	$(77.0)

Amounts recognized in the Consolidated Balance Sheets consisted of:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Other assets	$3.3	$0.1
Accrued liabilities	(2.6)	(1.9)
Long-term pension liabilities	(50.9)	(84.3)
Other liabilities	(6.7)	(9.3)
Accumulated other comprehensive (income) loss (pre-tax)	(4.3)	28.0

Items not yet recognized as a component of pension expense consisted of:

	As of		As of
	December 31, 2022		December 25, 2021
(In millions of U.S. Dollars)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Transition obligation	$1.1	$—	$2.9	$—
Prior service cost (benefit)	1.8	(1.5)	1.8	(2.1)
Net actuarial (gain) loss	(2.7)	(3.0)	26.8	(1.4)
Accumulated other comprehensive loss (income) (pre-tax)	$0.2	$(4.5)	$31.5	$(3.5)

Components of other comprehensive loss (income) consisted of the following:

	Year Ended
	December 31, 2022		December 25, 2021
(In millions of U.S. Dollars)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Net prior service (benefit) cost	$(0.1)	$0.6	$0.1	$0.6
Net actuarial gain	(29.7)	(1.7)	(20.3)	(0.8)
Impact of exchange rates	(1.4)	—	(2.8)	—
Other comprehensive income	$(31.2)	$(1.1)	$(23.0)	$(0.2)

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2022 and December 25, 2021 was $94.8 million and $139.2 million, respectively. At December 31, 2022 and December 25, 2021, the accumulated benefit obligations of certain pension plans exceeded those respective plans’ assets. For those plans, the accumulated benefit obligations were $66.2 million and $115.5 million, and the fair value of their assets was $22.8 million and $44.5 million as of December 31, 2022 and December 25, 2021, respectively. At December 31, 2022 and December 25, 2021, the benefit obligations of the Company’s significant pension plans exceeded those respective plans’ assets. The accrued benefit cost for the pension plans is reported in Accrued liabilities, Long-term pension liabilities and Other liabilities in the Consolidated Balance Sheets.

The costs associated with all of the Company’s plans were as follows:

	Pension Benefits			Post-retirement Benefits
	Year Ended			Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020	December 31, 2022	December 25, 2021	December 26, 2020
Components of net periodic benefit cost:
Service cost and expenses	$4.8	$6.2	$7.7	$—	$—	$0.1
Interest cost	3.1	2.8	3.6	0.3	0.4	0.4
Return on plan assets	(2.8)	(3.1)	(3.8)	—	—	—
Settlements/Curtailments loss (gain)	0.9	(1.3)	(0.7)	—	—	—
Employee contributions	(0.2)	(0.2)	(0.2)	—	—	—
Net amortization and deferral of loss (gain)	1.8	3.1	2.9	(0.7)	(0.6)	(0.9)
Net periodic benefit cost (income)	$7.6	$7.5	$9.5	$(0.4)	$(0.2)	$(0.4)

Weighted-average assumptions:
United States plans:
Discount rate, net periodic benefit cost	2.5%	2.3%	3.3%	2.8%	2.5%	3.3%
Discount rate, benefit obligations	5.3%	2.5%	2.3%	5.3%	2.8%	2.5%
Return on plan assets	5.3%	5.0%	7.0%	N/A	N/A	N/A
Salary growth rate, net periodic benefit cost	N/A	N/A	N/A	N/A	N/A	N/A
Salary growth rate, benefit obligations	N/A	N/A	N/A	N/A	N/A	N/A

Foreign plans:
Discount rate, net periodic benefit cost	4.0%	1.5%	1.6%	N/A	N/A	N/A
Discount rate, benefit obligations	4.4%	1.7%	1.1%	N/A	N/A	N/A
Return on plan assets	4.0%	3.0%	2.6%	N/A	N/A	N/A
Salary growth rate, net periodic benefit cost	3.1%	3.0%	2.8%	N/A	N/A	N/A
Salary growth rate, benefit obligations	3.2%	2.9%	2.7%	N/A	N/A	N/A

N/A - not applicable

The service cost component of net periodic benefit cost is included in Selling, general and administrative expense in the Consolidated Statements of (Loss) Income. All other components of net periodic benefit costs are included in Other income, net in the Consolidated Statements of (Loss) Income.

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and/or manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its United States and foreign plans for 2022 was 5.3 percent and 4.0 percent, respectively, and 5.0 percent and 3.0 percent for 2021, respectively.

The Company determines the discount rate primarily by reference to rates on high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the various plans. The weighted-average discount rates used to determine the benefit obligation for its United States and foreign pension plans for 2022 were 5.3 percent and 4.4 percent, respectively, and 2.5 percent and 1.7 percent for 2021, respectively.

The Company sponsors a number of pension plans in the United States and in certain foreign countries. There are separate investment strategies in the United States and for each unit operating internationally that depend on the specific circumstances and objectives of the plans and/or to meet governmental requirements. The Company’s overall strategic investment objectives are to preserve the desired funded status of its plans and to balance risk and return through a wide diversification of asset types, fund strategies and investment managers. The asset allocation depends on the specific strategic objectives for each plan and is re-balanced to obtain the target asset mix if the percentages fall outside of the range considered acceptable. The investment policies are reviewed from time to time to ensure consistency with long-term objectives. Options, derivatives, forward and futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. For plans that are tax-exempt, any transactions that would jeopardize this status are not allowed. Lending of securities is permitted in some cases in which appropriate compensation can be realized. While the Company’s plans do not invest directly in its own stock, it is possible that the various plans’ investments in mutual, commingled or indexed funds or insurance contracts (GICs) may hold ownership of Company securities. The investment objectives of each plan are more specifically outlined below.

The Company’s weighted average asset allocations at December 31, 2022 and December 25, 2021, by asset category, were as follows:

	As of		As of
	December 31, 2022		December 25, 2021
Asset category	United States Plans	Foreign Plans	United States Plans	Foreign Plans
Equity securities	52.1%	42.1%	58.1%	43.5%
Fixed income securities	44.5	32.8	41.9	33.8
Cash and money market investments	—	2.9	—	3.6
Guaranteed contracts	—	18.8	—	18.0
Other	3.4	3.4	—	1.1
Total	100.0%	100.0%	100.0%	100.0%
The fair value of the Company’s pension plan assets at December 31, 2022 by asset category were as follows:

Description of assets (in millions of U.S. Dollars)		December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$17.0	$—	$17.0	$—
Foreign plans:
Belgium	Mutual fund (b)	22.4	22.4	—	—
Switzerland	Guaranteed insurance contract (c)	7.5	—	—	7.5
Japan	Common/collective trust (d)	7.5	—	7.5	—
Germany	Guaranteed insurance contract (c)	5.4	—	—	5.4
Korea	Guaranteed insurance contract (c)	3.7	—	—	3.7
Australia	Investment fund (e)	0.5	—	0.5	—
Philippines	Fixed income securities (f)	0.6	0.6	—	—
	Equity fund (f)	1.1	1.1	—	—
Austria	Guaranteed insurance contract (c)	0.3	—	—	0.3
Total		$66.0	$24.1	$25.0	$16.9

The fair value of the Company’s pension plan assets at December 25, 2021 by asset category were as follows:

Description of assets (in millions of U.S. Dollars)		December 25, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$26.0	$—	$26.0	$—
Foreign plans:
Belgium	Mutual fund (b)	27.2	27.2	—	—
Switzerland	Guaranteed insurance contract (c)	8.7	—	—	8.7
Japan	Common/collective trust (d)	10.2	—	10.2	—
Germany	Guaranteed insurance contract (c)	5.8	—	—	5.8
Korea	Guaranteed insurance contract (c)	2.8	—	—	2.8
Australia	Investment fund (e)	0.6	—	0.6	—
Philippines	Fixed income securities (f)	0.3	0.3	—	—
	Equity fund (f)	0.5	0.5	—	—
Austria	Guaranteed insurance contract (c)	0.3	—	—	0.3
Total		$82.4	$28.0	$36.8	$17.6

(a)The investment strategy of the United States pension plan for each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60.0 percent in equity securities and 40.0 percent in fixed income securities. As of the years ended December 31, 2022 and December 25, 2021, the common trusts held 52.1 percent and 58.1 percent of its assets in equity securities, 44.5 percent and 41.9 percent in fixed income securities, and 3.4 percent and 0.0 percent in other commodities, respectively. The percentage of funds invested in equity securities at the end of 2022 and 2021 included 15.5 percent and 16.5 percent in international stocks in each year, 15.6 percent and 19.2 percent in large United States stocks, and 2.2 percent and 2.6 percent in small United States stocks, respectively. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.
(b)The strategy of the Belgian plan in each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 62.0 percent in equity securities, 37.0 percent in fixed income securities, and 1.0 percent cash. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. As of December 31, 2022 and December 25, 2021, the percentage of funds held in various asset classes included: large-cap equities of European companies of 32.0 percent and 31.5 percent, small-cap equities of European companies of 20.0 percent and 19.8 percent, money market fund of 10.0 percent and 1.7 percent, bonds primarily from European and United States governments of 37.0 percent and 33.2 percent, and equities outside of Europe, mainly in the United States and emerging markets, at 1.0 percent and 13.8 percent, respectively each year.
(c)The strategy of the Company’s plans in Austria, Germany, Korea and Switzerland was to ensure the future benefit payments of their participants and manage market risk. This is achieved by funding the pension obligations through guaranteed insurance contracts. The plan assets operate similar to investment contracts whereby the interest rate, as well as the surrender value, is guaranteed. The fair value is determined as the contract value, using a guaranteed rate of return which will increase if the market performance exceeds that return.
(d)The Company’s strategy was to invest approximately 57.0 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 43.0 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 50.0 percent equities in Japanese listed securities, 7.0 percent in equities outside of Japan, 3.0 percent in cash and other short-term investments, and 40.0 percent in domestic Japanese bonds. This strategy has been achieved through a collective trust that held 100.0 percent of total funded assets as of December 31, 2022 and December 25, 2021. As of the end of December 31, 2022 and December 25, 2021, the allocation of funds within the common collective trust included: 50.8 percent and 50.9 percent in Japanese equities, 39.7 percent and 39.2 percent in Japanese bonds, 6.7 percent and 7.3 percent in equities of companies based outside of Japan, and 2.8 percent and 2.6 percent, respectively, in cash and other short-term investments in each year. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets.
(e)The strategy of this fund was to achieve a 10-year long-term net return of at least 2.5 percent above inflation based on the Australian consumer price index. The investment strategy is to invest mainly in equities and property, which are expected to earn relatively higher returns over the long-term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 31, 2022 and December 25, 2021, the percentage of funds held in investments included: Australian equities of 17.0 percent and 18.7 percent, other equities of listed companies outside of Australia of 40.7 percent and 58.3 percent, government and corporate bonds of 29.3 percent and 11.2 percent, cash of 6.6 percent and 5.4 percent and real estate of 6.4 percent and 6.4 percent, respectively.

(f)In both years, the investment strategy in the Philippines was to achieve an appropriate balance between risk and return, from a diversified portfolio of Philippine peso denominated bonds and equities. As of December 31, 2022 and December 25, 2021, the target asset class allocations is 52.6 percent and 57.0 percent in equity securities, 35.4 percent and 38.0 percent in fixed income securities, and 12.0 percent and 5.0 percent in cash and deposits, respectively. The fixed income securities at year end included assets valued using a weighted-average of completed deals on similarly termed government securities, as well as balances invested in short-term deposit accounts. The equity index fund was valued at the closing price of the active market in which it was traded.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Beginning balance	$17.6	$36.8
Realized gains	0.3	0.3
Purchases, sales and settlements, net	(0.2)	(17.8)
Impact of exchange rates	(0.8)	(1.7)
Ending balance	$16.9	$17.6

The Company expects to contribute $2.5 million to its United States and foreign pension plans and $1.0 million to its other United States post-retirement benefit plan in 2023.

The Company also has several savings, thrift, and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $11.0 million, $8.2 million, and $11.6 million in 2022, 2021 and 2020, respectively.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Company’s United States and foreign plans:

	As of
	December 31, 2022
(In millions of U.S. Dollars)	Pension Benefits	Post-retirement Benefits	Total
2023	$10.4	$1.0	$11.4
2024	7.6	0.9	8.5
2025	8.4	0.8	9.2
2026	8.5	0.8	9.3
2027	8.5	0.7	9.2
2028-2032	47.0	2.5	49.5
Total	$90.4	$6.7	$97.1

In addition to the Company’s health and insurance benefits, the Company also offers select employees a deferred compensation plan (“Tupperware Deferred Compensation Plan”). The Tupperware Deferred Compensation Plan is an unfunded, non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and for directors that allows participants to defer a portion of their compensation. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company’s obligations under the deferred compensation plan. The trust restricts the Company’s use and access to the assets held but is subject to the claims of the Company’s general creditors. The Tupperware Deferred Compensation Plan offers a variety of investment options and is accounted for as a plan that permits diversification but does not include Company stock as an investment option. All distributions from the Tupperware Deferred Compensation Plan must be made in cash and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is adjusted, with a charge or a credit to compensation cost included in Selling, general and administrative expense in the Consolidated Statements of (Loss) Income, to reflect changes in the fair value of the obligation. The assets and liabilities are included in Other assets and Other liabilities of the Consolidated Balance Sheets. As of December 31, 2022 and December 25, 2021, the fair value of the investments held in the trust and the related liability was $4.2 million and $7.0 million, respectively. The decrease in the fair value of the investments held in the trust and the related liability during the year ended December 31, 2022 was primarily due to a $2.0 million withdrawal of funds for payments and a $0.8 million decrease in the fair value of the underlying assets. All assets held in the trust are Level 1 Fidelity mutual funds and the fair value of the funds are calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. Changes in the fair value of the assets held in the rabbi trust are recorded in investment gains/losses in Other income, net in the Consolidated Statements of (Loss) Income. During 2022, 2021 and 2020, the change in fair value of the underlying assets was a decrease of $0.8 million, an increase of $0.9 million, and an increase of $1.0 million, respectively.

Note 19: Commitments and Contingencies

The Company and certain subsidiaries are involved in litigation and various legal matters that are being defended and handled in the ordinary course of business. Included among these matters are environmental issues. The Company does not include estimated future legal costs in accruals recorded related to these matters. Other than the matters described below, the Company believes that it is remote that the Company’s contingencies will have a material adverse effect on its financial position, results of operations or cash flow.

Mondelez International Inc., which was formerly affiliated with Premark International, Inc., the Company’s former parent, has assumed any liabilities arising out of certain divested or discontinued businesses. The liabilities assumed include matters alleging product liability, environmental liability, and infringement of patents.

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleges that statements in public filings between January 31, 2018 and February 24, 2020 (the “potential class period”) regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The lead plaintiff seeks to represent a class of stockholders who purchased the Company’s stock during the potential class period and demand unspecified monetary damages. The Company’s motion to dismiss the complaint was granted on January 25, 2021, but the court permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on February 16, 2021. The Company filed a motion to dismiss the second amended complaint on April 2, 2021. The Court granted the Company’s motion to dismiss the second amended complaint on August 9, 2021, but again permitted the lead plaintiff to file an amended complaint, which the plaintiff filed on August 30, 2021. The Company filed a motion to dismiss the third amended complaint on October 14, 2021, and on February 4, 2022, the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, and the 11th Circuit Court of Appeals affirmed dismissal of the complaint on August 8, 2023. The plaintiff petitioned for rehearing en banc before the 11th Circuit Court of Appeals on August 29, 2023. The Court of Appeals denied the petition for rehearing on October 2, 2023. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors relating to the allegations in the securities class action referenced in the preceding paragraph. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020. The consolidated amended complaint asserts claims against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The court stayed proceedings in this action pending resolution of the appeal of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the appeal of the third motion to dismiss in the putative stockholder class action. The court has set a status conference on the matter in February 2024. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In October 2020, the Company entered into a leaseback agreement on the Company’s headquarters in Orlando, Florida and prior to the lease expiration in October 2031, the Company is obligated to restore the building to its original condition including the removal of asbestos. As of December 31, 2022, the Company recorded an asset retirement obligation of $0.9 million for the present value of the asbestos abatement costs and a reserve of $3.1 million for the present value of the restoration liability.

In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleged that statements made in public filings between November 3, 2021 and May 3, 2022 regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff sought to represent a class of stockholders who purchased the Company’s shares during the alleged class period and demands unspecified monetary damages. On August 17, 2022, the Southern District of New York entered an order transferring the case to the Middle District of Florida. On September 16, 2022, the court appointed co-lead plaintiffs. On November 30, 2022, the plaintiffs filed a First Amended Class Action Complaint. The First Amended Class Action Complaint is based on alleged misstatements about the Company’s profitability and pricing leading up to May

4, 2022; the plaintiffs also proposed a new class period of May 5, 2021 - May 4, 2022. On September 28, 2023, the Court denied the defendant’s motion to dismiss the First Amended Class Action Complaint. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In August 2022, a stockholder derivative complaint was filed in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida against certain of the Company’s current and former officers and directors relating to the allegations in the securities class action referenced in the preceding paragraph. The derivative complaint asserts claims against the officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. On July 28, 2023, the defendants filed a motion to dismiss. On September 21, 2023, the plaintiff filed an amended complaint. The defendants’ response to the amended complaint is due on or before November 1, 2023. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In 2022, the SEC completed its inquiry into the Company’s accounting practices relating to its previously-owned Fuller Mexico business and its Tupperware Mexico business. On September 29, 2022, the SEC issued a final order approving the settlement of the inquiry. Under the terms of the order, the Company neither admits nor denies the SEC’s findings and paid an immaterial civil penalty, which was fully accrued in the second quarter of 2022.

In March 2023, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Middle District of Florida. The complaint alleges that statements made in public filings between March 10, 2021 and March 16, 2023 regarding the Company’s income taxes and internal controls violated Sections 10(b) and 20(a) of the Securities Act of 1934. On June 5, 2023, the District Court appointed a lead plaintiff, who intends to file an amended complaint by November 13, 2023. Once the lead plaintiff has filed an amended complaint, the Company will be required to respond to the complaint. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

Note 20: Fair Value Measurements

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, accrued liabilities, leased assets and liabilities, and short-term borrowings approximated their fair values as of December 31, 2022 and December 25, 2021.

The Company measures the fair value of Term Loans and Revolver for disclosure purposes using a market approach. These fair value inputs are considered as Level 2 within the fair value hierarchy.

The fair value of the Term Loans and Revolver were as follows:

	As of		As of
	December 31, 2022		December 25, 2021
(In millions of U.S. Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loans	$377.0	$356.0	$398.5	$398.5
Revolver	332.3	313.6	312.0	312.0
Total	$709.3	$669.6	$710.5	$710.5

See Note 13: Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for discussion of the Company’s derivative financial instruments and related fair value measurements and Note 18: Retirement Benefit Plans for discussion of the Company’s pension plans and related fair value measurements.

Trade name and goodwill are measured at fair value on a non-recurring basis when impairment charges are recorded. Impairment charges are measured using inputs that are considered to be included in Level 3 of the fair value hierarchy due to the absence of quoted market prices, the inherent lack of liquidity, and unobservable inputs used to measure fair value that require management’s judgment. Refer to Note 11: Trade Name and Goodwill for additional details.

Note 21: Segment Information

The Company manufactures and distributes a broad portfolio of products, which are sold primarily through independent direct sales force members. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers, and distribution method.

The Company’s reportable segments primarily sell design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name.

Segment details were as follows:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Asia Pacific	$352.4	$460.9	$500.1
Europe	295.0	432.1	415.6
North America	380.8	451.5	413.7
South America	275.8	256.1	229.6
Total Net sales	$1,304.0	$1,600.6	$1,559.0

Asia Pacific	$38.9	$104.8	$121.8
Europe	19.8	82.3	73.0
North America	47.8	55.8	62.3
South America	52.8	61.7	45.8
Total Segment profit (a)	$159.3	$304.6	$302.9

Unallocated expenses (b)	60.2	65.8	85.6
Re-engineering and impairment charges (c)	29.4	14.8	35.3
Loss (gain) on disposal of assets	9.3	(32.3)	(11.9)
Impairment of goodwill and intangibles (d)	36.8	9.1	—
Loss (gain) on debt extinguishment	—	19.9	(40.2)
Interest expense	40.7	35.5	38.6
Interest income	(5.7)	(1.1)	(1.5)
Other income, net	(10.7)	(4.0)	(13.4)
(Loss) income from continuing operations before income taxes	$(0.7)	$196.9	$210.4

(a)Segment profit excludes non-recurring transactions, such as re-engineering and impairment charges, to provide a more organic view of the segments’ performance. This structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources.
(b)In fiscal year 2022, the Company reassessed the allocation of unallocated expenses to the segments to better reflect the way the organizational structure continues to evolve and the related costs incurred centrally in benefit of the segments. As a result, there was an increase of $9.8 million of expenses in 2022 allocated to segments from the change in allocation methodology. Total unallocated expenses in 2021 decreased by $19.8 million compared with 2020, primarily due to lower fees for professional services firms supporting the Turnaround Plan efforts.
(c)See Note 3: Re-engineering and Impairment Charges for details.
(d)See Note 11: Trade Name and Goodwill for details.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment transactions eliminated. Sales to any single customer did not exceed 10.0% of net sales. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.

Sales in individually material foreign countries and the United States were:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Brazil	$195.8	$187.0	$178.4
China	$112.2	$159.7	$188.5
Mexico	$164.3	$173.5	$146.2
United States	$138.2	$170.7	$180.4

Depreciation and amortization expense by segment were:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Asia Pacific	$9.2	$10.3	$10.8
Europe	11.1	11.7	12.7
North America	10.3	9.1	8.2
South America	4.4	4.2	4.3
Corporate	2.3	4.2	5.2
Total depreciation and amortization	$37.3	$39.5	$41.2

Capital expenditures by segment were:

	Year Ended
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021	December 26, 2020
Asia Pacific	$3.2	$5.7	$3.9
Europe	6.1	4.8	5.7
North America	12.6	9.5	8.3
South America	2.1	6.2	3.0
Corporate	7.8	11.6	6.7
Total capital expenditures	$31.8	$37.8	$27.6

Total identifiable assets by segment were:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Asia Pacific	$198.0	$364.7
Europe	196.4	256.5
North America	140.3	286.2
South America	124.9	130.0
Corporate	84.0	202.7
Total identifiable assets	$743.6	$1,240.1

Corporate assets consist primarily of property, plant, and equipment, deferred tax assets, held for sale assets, operating lease assets, and other assets maintained for general corporate purposes. The Company is subject to the usual economic, business, and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company’s operations.

Corporate assets decline was mainly driven by a $50.3 million decrease in cash balances due to a change in cash management strategy, a $26.4 million decrease in assets held for sale for discontinued operations which have been sold, and an $18.3 million decrease in deferred income tax assets, net.

Long-lived assets by segment were:

	As of
(In millions of U.S. Dollars)	December 31, 2022	December 25, 2021
Asia Pacific	$48.2	$57.0
Europe	47.1	58.8
North America	46.5	46.2
South America	29.7	29.0
Corporate	34.5	43.7

Long-lived assets at Brazil and Mexico were $26.4 million and $39.0 million at December 31, 2022, respectively, and $27.2 million and $36.5 million at December 25, 2021, respectively.

Note 22: Restated Previously Issued 2021 and 2020 Financial Statements

As described in Note 1: Summary of Significant Accounting Policies, and as further described below, the Company has identified various prior period misstatements in its previously issued 2021 and 2020 Consolidated Financial Statements. After giving consideration to such misstatements, both individually and in the aggregate, the Company concluded that such misstatements were material and therefore such Consolidated Financial Statements required restatement.

The nature of such misstatements, including both the misstatements newly identified during the December 31, 2022 financial close process as well as previously identified and disclosed misstatements, is as follows:

Misstatements in the Company’s accounting for its Provision for Income Taxes:

a.A $1.9 million understatement and an $9.0 million overstatement of the Provision for income taxes for the years ended December 25, 2021 and December 26, 2020, respectively, related to the recognition of tax benefits from unrecorded gains (losses) on foreign currency remeasurement at a foreign subsidiary.
b.A $2.5 million and a $0.3 million understatement of the Provision for income taxes for the years ended December 25, 2021 and December 26, 2020, respectively, due to misstatements of pre-tax intercompany costs and profits between foreign jurisdictions. A portion of the misstatements, $0.8 million and $0.7 million, were previously identified and initially disclosed and corrected for as an out of period adjustment during the years ended December 25, 2021 and December 26, 2020, respectively.
c.A $0.4 million, a $0.3 million, and a cumulative $11.4 million understatement of the Provision for income taxes for the years ended December 25, 2021, December 26, 2020, and for years prior to 2020, respectively, resulting from the incorrect capitalization of research and development costs.
d.A $2.5 million overstatement of Income taxes payable, a $0.7 million overstatement of Provision for income taxes, and a $1.9 million understatement of income within Other comprehensive income (loss) for the year ended December 25, 2021, and a $6.2 million overstatement of Income taxes payable within Accrued liabilities and an understatement of Retained earnings cumulatively for years prior to 2020. Additionally, a misstatement within Other comprehensive income (loss) for the year ended December 25, 2021 resulted in a $3.7 million increase to Pension and other post-retirement benefit, net of tax with a corresponding decrease to Foreign currency translation adjustments, net of tax.
e.A $2.1 million understatement of the Provision for income taxes for the year ended December 25, 2021 and an overstatement of $3.1 million of the Provision for income taxes cumulatively for years prior to 2020, due to various incorrect deferred tax balances.
f.A $1.1 million correction for the overstatement of a deferred tax asset related to stock-based compensation, which understated the Provision for income taxes for the year ended December 26, 2020 and by $3.5 million cumulatively for years prior to 2020. This previously identified misstatement was initially disclosed and corrected for as an out of period adjustment during the year ended December 25, 2021.
g.Other misstatements, which understated the Provision for income taxes by $2.3 million and understated foreign currency exchange income within Other comprehensive income (loss) by $2.0 million cumulatively for years prior to 2020. The understatement of the Provision for income taxes by $1.6 million for years prior to 2020 was a previously identified misstatement that was initially disclosed and corrected for as an out of period adjustment during the year ended December 26, 2020.
h.Tickmark intentionally omitted.

Other pre-tax income statement misstatements:

i.A $2.1 million understatement of Cost of products sold from the overstatement of Inventories and a $1.0 million understatement of Selling, general and administrative expense from the understatement of Accrued liabilities in years prior to 2020, which resulted from the override of certain controls and misconduct of employees at the Company’s Tupperware Mexico subsidiary. These previously identified misstatements were initially disclosed and corrected for as out of period adjustments during the year ended December 26, 2020.
j.An understatement of Net sales and an overstatement of deferred revenue within Accrued liabilities, due to lack of proper account reconciliations, by $0.3 million and $1.2 million for the years ended December 25, 2021 and December 26, 2020, respectively, and by $0.3 million cumulatively for years prior to 2020.
k.An (over)/understatement of Selling, general and administrative expense and an over/(under)statement of Non-trade accounts receivable, net by $0.7 million, $0.1 million, and $(1.4) million for the years ended December 25, 2021, December 26, 2020, and for the years prior to 2020, respectively, related to value added taxes. An overstatement of Selling, general and administrative expense and an overstatement of Accrued liabilities by $0.7 million and $0.1 million for the years ended December 25, 2021 and December 26, 2020, related to value added taxes.
l-1.A $0.2 million understatement of Cost of products sold, a $0.7 million overstatement of Selling, general and administrative expense, a $0.9 million overstatement of Inventories, and a $1.3 million understatement of Other assets for the year ended December 25, 2021, and a $0.8 million overstatement of Cost of products sold and a $0.8 million understatement of Other assets for the year ended December 26, 2020, related to incorrect accounting for intercompany transactions.
m.A $1.6 million overstatement of income within Income (loss) from discontinued operations before income taxes and an understatement of Current liabilities held for sale related to severance expense, of which $0.6 million related to the year ended December 26, 2020, and $1.0 million originated in periods prior to 2020. This previously identified overstatement of income from discontinued operations was initially disclosed and corrected for as an out of period adjustment during the year ended December 25, 2021.
n.A misstatement of the impact of foreign exchange due to the incorrect designation of certain intercompany loans as long-term, which overstated income within Other comprehensive income (loss) and understated Other income, net by $1.3 million and $0.3 million for the years ended December 25, 2021 and December 26, 2020, respectively, and understated Retained earnings and overstated income within Other comprehensive income (loss) by $20.0 million cumulatively for years prior to 2020.
o.Other misstatements of Net sales, Cost of products sold, Selling, general and administrative expense, Interest expense, and Other income, net, which overstated operating income by $2.3 million and $0.2 million for the years ended December 25, 2021 and December 26, 2020, and by $3.2 million cumulatively for years prior to 2020. A portion of the misstatements, $0.9 million, $0.1 million, and $0.9 million, were previously identified and initially disclosed and corrected for as an out of period adjustment during the years ended December 25, 2021 and December 26, 2020, and years prior to 2020, respectively.
t.An understatement of Impairment of goodwill and intangible assets and an overstatement of Goodwill by $1.0 million and $7.7 million for the year ended December 25, 2021 and for years prior to 2020, respectively, as well as an (under)/overstatement of foreign currency exchange income included in Other comprehensive income (loss) by $(0.4) million, $0.4 million, and $0.2 million for the years ended December 25, 2021 and December 26, 2020, and for years prior to 2020, respectively, due to incorrect data inputs in the goodwill valuation models, which resulted in impairments not recognized or recognized in an incorrect period.
u.An (over)/understatement of sales force deferred compensation expenses originally included in Selling, general and administrative expense and Other liabilities by $(0.4) million for each of the years ended December 25, 2021 and December 26, 2020, and by $4.1 million cumulatively for years prior to 2020.
v.A reduction of the gain by $2.4 million within Loss (gain) on disposal of assets for the year ended December 26, 2020 and an understatement of Interest expense by $0.3 million for the year ended December 25, 2021 due to an understatement of certain financing obligations by $0.3 million and $2.5 million within Long-term debt and other lease financing obligations for the years ended December 25, 2021 and December 26, 2020, respectively, and a $0.5 million overstatement of Selling, general and administrative expense and of the restoration liability related to the leaseback agreement on the Company’s headquarters in Orlando, Florida included within Other liabilities for the year ended December 26, 2020.
w.Tickmark intentionally omitted.
x.Tickmark intentionally omitted.
y.Tickmark intentionally omitted.
z.The income tax expense (benefit) related to the pre-tax errors was $1.5 million and $0.7 million for the years ended December 25, 2021 and December 26, 2020, respectively, and $(3.1) million cumulatively for the years prior to 2020. In addition, Other comprehensive income (loss) had an additional $0.2 million gain related to pre-tax errors for the year ended December 25, 2021.

Balance Sheet and Income Statement Misclassifications:

l-2.An understatement of Inventories and Accrued liabilities by $1.1 million as of December 25, 2021 related to incorrect accounting for intercompany transactions.
p.A $10.6 million overstatement of Operating lease assets, Accrued liabilities, and Operating lease liabilities as of December 25, 2021 resulting from using incorrect lease periods and useful life for leased automobiles.
q.A $5.5 million understatement of Operating lease assets, Accrued liabilities, and Operating lease liabilities as of December 25, 2021 resulting from lease modifications.
r.A $1.3 million overstatement of Selling, general and administrative expense and Net sales related to the misclassification of commission expense for the year ended December 25, 2021.

s.Other balance sheet misclassifications between Accounts receivable, net, Prepaid expenses and other current assets, Long-term receivables, net, Accrued liabilities, Accounts payable, and Long-term pension liabilities, including the misclassification of the funding prepayment for one of the Company’s pension plans within Long-term pension liabilities. These previously identified misstatements, with the exception of the misclassification of the funding prepayment for one of the Company’s pension plans, were initially disclosed and corrected for as an out of period adjustment during the years ended December 25, 2021 and interim periods of fiscal year

Statement of Cash Flows Misstatements:

ba.    Misstatements related to the settlement from net investment hedges resulted in an increase / (decrease) to net cash flow from operating activities and an (increase) / decrease in net cash flow from investing activities of $(2.9) million and $14.1 million in 2021 and 2020, respectively.
The Consolidated Statements of Cash Flows included in this Report includes two additional line items in Adjustments to reconcile net income to net cash provided by operating activities: Changes in the fair value of economic hedges and Hedging (gains) losses reclassified from accumulated other comprehensive income. Amounts included on these line items were previously reported as part of Changes in assets and liabilities in the Annual Reports on Form 10-K for the fiscal years ended December 25, 2021 and December 26, 2020. This change in the presentation had no net impact on Net cash (used in) provided by operating activities for the years ended December 25, 2021 and December 26, 2020.
bb.    Misstatements related to Property, plant and equipment, net, including errors in the calculation of Capital expenditures and Proceeds from disposal of property, plant and equipment, net, resulted in an increase to net cash flow from operating activities and a decrease to net cash from investing activities of $5.1 million in 2021.
bc.    Other misstatements, including errors in the calculation of net cash used in / provided by discontinued operations, errors in the calculation of the impact of foreign exchange rate on cash, cash equivalents, and restricted cash and errors in the presentation of net realized and unrealized foreign exchange gains (losses), resulted in the following changes to the Consolidated Statements of Cash Flows:
•$(4.8) million decrease and $(1.2) million decrease to net cash flow from operating activities in 2021 and 2020, respectively. Additionally, amounts previously reported on line items within Change in assets and liabilities and Adjustments to reconcile net income to net cash used in / provided by operating activities for the years ended December 25, 2021 and December 26, 2020 have been corrected. These corrections to the line items within Changes in assets and liabilities and Adjustments to reconcile net income to net cash provided by operating activities had no net impact on Net cash (used in) provided by operating activities for the years ended December 25, 2021 and December 26, 2020;
•$5.4 million increase to net cash from discontinued operations in 2021;
•$(0.4) million decrease and $1.2 million increase in the effect of exchange rate changes on cash, cash equivalents and restricted cash in 2021 and 2020, respectively; and
•$0.2 million net increase to Cash, cash equivalents and restricted cash at December 25, 2021 related to cash from discontinued operations.

The following tables present the adjustments to restate the previously issued Consolidated Financial Statements as of and for the year ended December 25, 2021 and for the year ended December 26, 2020, including the $20.3 million increase of the Total shareholders’ deficit, which included a $2.2 million reduction of the 2020 beginning Retained earnings and a $18.1 million increase of the Accumulated other comprehensive loss to correct for the impact of those misstatements that originated prior to 2020. The accompanying footnotes have also been corrected in connection with the restatement.

Consolidated Statement of Income (Loss)
	Year Ended December 25, 2021
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated
Net sales (j)(o)(r)	$1,602.3	$(1.7)	$1,600.6
Cost of products sold (l-1)(o)	534.0	0.9	534.9
Gross profit	1,068.3	(2.6)	1,065.7

Selling, general and administrative expense (k)(l-1)(o)(r)(u)	827.2	(0.3)	826.9
Re-engineering and impairment charges	14.8	—	14.8
Loss (gain) on disposal of assets	(32.3)	—	(32.3)
Impairment of goodwill and intangible assets (t)	8.1	1.0	9.1
Operating income (loss)	250.5	(3.3)	247.2

Loss on debt extinguishment	19.9	—	19.9
Interest expense (v)	35.2	0.3	35.5
Interest income	(1.1)	—	(1.1)
Other income, net (n)(o)	(1.7)	(2.3)	(4.0)
Income (loss) from continuing operations before income taxes	198.2	(1.3)	196.9

Provision for income taxes (a)(b)(c)(d)(e)(f)(z)	42.6	3.3	45.9
Income (loss) from continuing operations	155.6	(4.6)	151.0

Income from discontinued operations before income taxes (m)	3.0	1.6	4.6
Loss on held for sale assets and dispositions	(133.5)	—	(133.5)
Provision for income taxes	6.5	—	6.5
(Loss) income on discontinued operations	(137.0)	1.6	(135.4)

Net income (loss)	$18.6	$(3.0)	$15.6

Consolidated Statement of Income (Loss)
	Year Ended December 25, 2021
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated
Basic earnings (loss) from continuing operations - per share	3.15	(0.09)	3.06
Basic (loss) earnings from discontinued operations - per share	(2.77)	0.03	(2.74)
Basic earnings (loss) per share - Total	$0.38	$(0.06)	$0.32

Diluted earnings (loss) from continuing operations - per share	2.93	(0.09)	2.84
Diluted (loss) earnings from discontinued operations - per share	(2.58)	0.03	(2.55)
Diluted earnings (loss) per share - Total	$0.35	$(0.06)	$0.29

Consolidated Statement of Income (Loss)
	Year Ended December 26, 2020
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated
Net sales (j)	$1,557.8	$1.2	$1,559.0
Cost of products sold (i)(l-1)(o)	504.8	(2.9)	501.9
Gross profit	1,053.0	4.1	1,057.1

Selling, general and administrative expense (i)(k)(o)(u)(v)	840.4	(0.6)	839.8
Re-engineering and impairment charges	35.3	—	35.3
Loss (gain) on disposal of assets (v)	(14.3)	2.4	(11.9)
Operating income	191.6	2.3	193.9

Gain on debt extinguishment	(40.2)	—	(40.2)
Interest expense	38.6	—	38.6
Interest income	(1.5)	—	(1.5)
Other income, net (n)(o)	(12.0)	(1.4)	(13.4)
Income from continuing operations before income taxes	206.7	3.7	210.4

Provision (benefit) for income taxes (a)(b)(c)(f)(g)(z)	95.8	(8.2)	87.6
Income from continuing operations	110.9	11.9	122.8

Income (loss) from discontinued operations before income taxes (m)	5.6	(0.6)	5.0
Provision for income taxes	4.3	—	4.3

Consolidated Statement of Income (Loss)
	Year Ended December 26, 2020
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated
Income (loss) on discontinued operations	1.3	(0.6)	0.7

Net income	$112.2	$11.3	$123.5

Basic earnings from continuing operations - per share	2.26	0.24	2.50
Basic earnings (loss) from discontinued operations - per share	0.03	(0.02)	0.01
Basic earnings per share - Total	$2.29	$0.22	$2.51

Diluted earnings from continuing operations - per share	2.12	0.23	2.35
Diluted earnings (loss) from discontinued operations - per share	0.02	(0.01)	0.01
Diluted earnings per share - Total	$2.14	$0.22	$2.36

Consolidated Statement of Comprehensive Income
	Year Ended December 25, 2021
(In millions of U.S. Dollars)	As Previously Reported	Adjustments	As Restated
Net income (loss)	$18.6	$(3.0)	$15.6

Other comprehensive loss (income)
Foreign currency translation adjustments, net of tax (d)(n)(t)(z)	(16.1)	(2.5)	(18.6)
Pension and other post-retirement benefit net of tax (d)	14.1	3.7	17.8
Other comprehensive loss (income)	(2.0)	1.2	(0.8)

Total comprehensive income	$16.6	$(1.8)	$14.8

Consolidated Statement of Comprehensive Income
	Year Ended December 26, 2020
(In millions of U.S. Dollars)	As Previously Reported	Adjustments	As Restated
Net income	$112.2	$11.3	$123.5

Other comprehensive loss
Foreign currency translation adjustments, net of tax (n)(t)	(48.2)	(0.8)	(49.0)
Deferred gain on cash flow hedges, net of tax	2.6	—	2.6
Pension and other post-retirement costs net of tax	(2.0)	—	(2.0)
Other comprehensive loss	(47.6)	(0.8)	(48.4)

Total comprehensive income	$64.6	$10.5	$75.1

Consolidated Balance Sheet
	As of December 25, 2021
(In millions of U.S. Dollars, except share amounts)	As Previously Reported	Reclassifications (1)	Adjustments	As Restated
Assets
Cash and cash equivalents	$267.2	$—	$—	$267.2
Accounts receivable, net (s)	86.2	—	2.1	88.3
Inventories (l-1)(l-2)(o)	232.2	—	(1.3)	230.9
Non-trade accounts receivable, net (k)(o)	31.9	—	0.6	32.5
Prepaid expenses and other current assets (o)(s)	22.8	—	2.3	25.1
Current assets held for sale	7.9	—	—	7.9
Total current assets	648.2	—	3.7	651.9

Deferred tax assets, net (a)(b)(c)(e)(f)(g)(z)	194.9	—	(8.5)	186.4
Property, plant and equipment, net (o)	160.9	—	(0.9)	160.0
Operating lease assets (o)(p)(q)	74.7	—	—	74.7
Long-term receivables, net (s)	7.7	—	(2.1)	5.6
Trade name, net	10.6	—	—	10.6
Goodwill (t)	42.7	—	(9.0)	33.7
Long-term non-trade accounts receivable, net	—	36.6	—	36.6
Long-term refundable income taxes	—	38.3	—	38.3
Other assets (l-1)(o)	97.2	(74.9)	1.5	23.8
Assets held for sale	18.5	—	—	18.5

Consolidated Balance Sheet
	As of December 25, 2021
(In millions of U.S. Dollars, except share amounts)	As Previously Reported	Reclassifications (1)	Adjustments	As Restated
Total assets	$1,255.4	$—	$(15.3)	$1,240.1

Liabilities And Shareholders’ Deficit
Accounts payable (s)	$123.3	$—	$(1.4)	$121.9
Current debt and other lease obligations (o)	8.9	—	0.1	9.0
Accrued liabilities (a)(d)(i)(j)(k)(l-2)(o)(p)(q)(s)(z)	287.9	—	(9.5)	278.4
Current liabilities held for sale (m)	135.8	—	—	135.8
Total current liabilities	555.9	—	(10.8)	545.1

Long-term debt and other lease financing obligations (o)(v)	700.5	—	2.7	703.2
Operating lease liabilities (o)(p)(q)	57.3	—	(0.5)	56.8
Long-term pension liabilities (s)	—	83.8	0.5	84.3
Other liabilities (e)(g)(o)(u)(v)(z)	131.0	(83.8)	4.4	51.6
Liabilities held for sale	17.8	—	—	17.8
Total liabilities	1,462.5	—	(3.7)	1,458.8

Commitments and contingencies (Note 19)
Shareholders’ deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	—	—	0.6
Paid-in capital	216.9	—	—	216.9
Retained earnings (a)(b)(c)(d)(e)(f)(g)(j)(k)(l-1)(n)(o)(t)(u)(v)(z)	1,139.4	—	6.1	1,145.5
Treasury stock, 14,726,849 shares, at cost	(876.1)	—	—	(876.1)
Accumulated other comprehensive loss (d)(g)(n)(t)(z)	(687.9)	—	(17.7)	(705.6)
Total shareholders’ deficit	(207.1)	—	(11.6)	(218.7)

Total liabilities and shareholders’ deficit	$1,255.4	$—	$(15.3)	$1,240.1

The Adjustments to Consolidated Balance Sheets represent the 2021 errors plus the cumulative impact of prior years’ errors.

(1) The Company has reclassified certain prior period balance sheet accounts to conform with the current period presentation. For the year ended December 31, 2022, Long-term non-trade accounts receivable, net and Long-term refundable income taxes, which were reported as a component of Other assets in the 2021 Form 10-K, are now separately reported in individual line items in the Consolidated Balance Sheets. Additionally, for the year ended December 31, 2022, Long-term pension liabilities, which were reported as a component of Other liabilities in the 2021 Form 10-K, are now separately reported in an individual line item in the Consolidated Balance Sheets. See Note 1: Summary of Significant Accounting Policies for more details.

Consolidated Statements of Shareholders’ Equity
	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
(In millions of U.S. Dollars, except per share amounts)	Shares	Dollars	Shares	Dollars	Paid-In Capital	Retained Earnings
As Previously Stated
December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,161.6	$(685.9)	$(204.7)
Net income	—	—	—	—	—	18.6	—	18.6
Other comprehensive loss	—	—	—	—	—	—	(2.0)	(2.0)
Repurchase of common stock	—	—	1.0	(25.0)	—	—	—	(25.0)
Stock-based compensation expense	—	—	—	—	8.6	—	—	8.6
Stock and options exercised for incentive plans	—	—	(0.6)	45.4	(7.2)	(40.8)	—	(2.6)
December 25, 2021	63.6	$0.6	14.7	$(876.1)	$216.9	$1,139.4	$(687.9)	$(207.1)
Adjustments
December 26, 2020	—	$—	—	$—	$—	$9.1	$(18.9)	$(9.8)
Net income	—	—	—	—	—	(3.0)	—	(3.0)
Other comprehensive loss (d)(n)(t)(z)	—	—	—	—	—	—	1.2	1.2
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—
Stock and options exercised for incentive plans	—	—	—	—	—	—	—	—
December 25, 2021	—	$—	—	$—	$—	$6.1	$(17.7)	$(11.6)
As Restated
December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,170.7	$(704.8)	$(214.5)
Net income	—	—	—	—	—	15.6	—	15.6
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)
Repurchase of common stock	—	—	1.0	(25.0)	—	—	—	(25.0)
Stock-based compensation expense	—	—	—	—	8.6	—	—	8.6
Stock and options exercised for incentive plans	—	—	(0.6)	45.4	(7.2)	(40.8)	—	(2.6)
December 25, 2021	63.6	$0.6	14.7	$(876.1)	$216.9	$1,145.5	$(705.6)	$(218.7)

Consolidated Statements of Shareholders’ Deficit
	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
(In millions of U.S. Dollars, except per share amounts)	Shares	Dollars	Shares	Dollars	Paid-In Capital	Retained Earnings
As Previously Stated
December 28, 2019	63.6	$0.6	14.7	$(921.6)	$215.0	$1,067.3	$(638.3)	$(277.0)
Net income	—	—	—	—	—	112.2	—	112.2
Other comprehensive loss	—	—	—	—	—	—	(47.6)	(47.6)
Stock-based compensation expense	—	—	—	—	8.9	—	—	8.9
Stock and options exercised for incentive plans	—	—	(0.4)	25.1	(8.4)	(17.9)	—	(1.2)
December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,161.6	$(685.9)	$(204.7)
Adjustments
December 28, 2019 (c)(d)(e)(f)(g)(i)(j)(k)(m)(n)(o)(t)(u)(z)	—	$—	—	$—	$—	$(2.2)	$(18.1)	$(20.3)
Net income	—	—	—	—	—	11.3	—	11.3
Other comprehensive loss (n)(t)	—	—	—	—	—	—	(0.8)	(0.8)
Stock-based compensation expense	—	—	—	—	—	—	—	—
Stock and options exercised for incentive plans	—	—	—	—	—	—	—	—
December 26, 2020	—	$—	—	$—	$—	$9.1	$(18.9)	$(9.8)
As Restated
December 28, 2019	63.6	$0.6	14.7	$(921.6)	$215.0	$1,065.1	$(656.4)	$(297.3)
Net income	—	—	—	—	—	123.5	—	123.5
Other comprehensive loss	—	—	—	—	—	—	(48.4)	(48.4)
Stock-based compensation expense	—	—	—	—	8.9	—	—	8.9
Stock and options exercised for incentive plans	—	—	(0.4)	25.1	(8.4)	(17.9)	—	(1.2)
December 26, 2020	63.6	$0.6	14.3	$(896.5)	$215.5	$1,170.7	$(704.8)	$(214.5)

Consolidated Statement of Cash Flows
	Year Ended December 25, 2021
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications (1)	Adjustments	As Restated
Operating Activities:
Net income (loss)	$18.6	$—	$(3.0)	$15.6
Less: (Loss) income from discontinued operations (m)	(137.0)	—	1.6	(135.4)
Income (loss) from continuing operations	155.6	—	(4.6)	151.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (o)	39.7	—	(0.2)	39.5
Net realized and unrealized foreign currency (gains) losses (n)(bc)	(0.5)	—	(13.5)	(14.0)
Stock-based compensation	8.6	—	—	8.6
Amortization of deferred debt issuance costs	5.5	—	—	5.5
Gain on disposal of assets	(32.3)	—	—	(32.3)
Provision for credit losses (bc)	6.5	—	0.8	7.3
Loss on debt extinguishment	19.9	—	—	19.9
Write-down of inventories	14.9	—	—	14.9
Impairment of goodwill and intangible assets (t)	8.1	—	1.0	9.1
Net change in deferred taxes (a)(b)(c)(e)(f)(z)(bc)	(36.6)	—	13.5	(23.1)
Net cash impact from hedging activity (ba)	(6.9)	—	6.9	—
Net cash settlement of economic and cash flow hedges (ba)	—	—	(9.8)	(9.8)
Change in fair value of economic hedges (ba)	—	—	12.4	12.4
Hedging (gain) loss reclassified from accumulated other comprehensive income (ba)	—	—	(0.4)	(0.4)
Other (v)(bc)	(0.2)	—	0.4	0.2
Changes in assets and liabilities:
Accounts receivable (bc)	1.5	—	(4.7)	(3.2)
Inventories (l-1)(l-2)(o)(bc)	(51.0)	—	(0.4)	(51.4)
Non-trade accounts receivable (k)(o)(bc)	8.1	—	(12.0)	(3.9)
Prepaid expenses (o)(s)(bc)	1.0	—	(1.3)	(0.3)
Other assets (l-1)(o)(ba)(bb)(bc)	3.1	—	(3.5)	(0.4)
Operating lease assets and liabilities, net (o)(p)(q)	—	1.2	0.2	1.4
Accounts payable and accrued liabilities (j)(k)(l-2)(o)(s)(bc)	(13.2)	(1.2)	7.9	(6.5)
Income taxes payable (a)(d)(z)(bc)	(4.8)	—	(2.6)	(7.4)
Other liabilities (s)(u)(bc)	(15.6)	—	7.3	(8.3)
Net cash provided by (used in) operating activities	111.4	—	(2.6)	108.8

Consolidated Statement of Cash Flows
	Year Ended December 25, 2021
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications (1)	Adjustments	As Restated
Investing Activities:
Capital expenditures (bb)	(35.1)	—	(2.7)	(37.8)
Proceeds from disposal of property, plant and equipment (bb)	53.3	—	(2.4)	50.9
Net cash settlement from net investment hedges (ba)	—	—	2.9	2.9
Net cash provided by investing activities	18.2	—	(2.2)	16.0
Financing Activities:
Common stock repurchase	(25.0)	—	—	(25.0)
Cash payments of employee withholding tax for stock awards	(3.0)	—	—	(3.0)
Proceeds from exercise of stock options	0.5	—	—	0.5
Repayment of term loan	(275.0)	—	—	(275.0)
Repayment of previous revolver facility	(415.9)	—	—	(415.9)
Net proceeds from issuance of term loan	398.5	—	—	398.5
Borrowings on revolver facility	377.0	—	—	377.0
Repayment of revolver facility	(65.0)	—	—	(65.0)
Debt issuance costs payment	(9.9)	—	—	(9.9)
Finance lease repayments	(1.4)	—	—	(1.4)
Net cash used in financing activities	(19.2)	—	—	(19.2)
Discontinued Operations
Net cash used in operating activities (bc)	(18.1)	—	5.4	(12.7)
Net cash provided by investing activities	41.6	—	—	41.6
Net Cash provided by discontinued operations	23.5	—	5.4	28.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash (bc)	(10.6)	—	(0.4)	(11.0)
Net change in cash, cash equivalents and restricted cash	123.3	—	0.2	123.5
Cash, cash equivalents and restricted cash at beginning of year	150.5	—	—	150.5
Cash, cash equivalents and restricted cash at end of period (bc)	$273.8	$—	$0.2	$274.0

See descriptions of the net income and balance sheet impacts in the Consolidated Statements of (Loss) Income and Consolidated Balance Sheets sections above.

(1) The Company has reclassified certain prior period cash flow accounts to conform with the current period presentation. For the year ended December 31, 2022, changes in Operating lease assets and liabilities, net, which were reported as part of changes in Accounts payable and accrued liabilities in the 2021 and 2020 Forms 10-K, are separately reported in an individual line item in the Consolidated Statements of Cash Flows.

Consolidated Statement of Cash Flows
	Year Ended December 26, 2020
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications (1)	Adjustments	As Restated
Operating Activities:
Net income	$112.2	$—	$11.3	$123.5
Less: Income (loss) from discontinued operations (m)	1.3	—	(0.6)	0.7
Income from continuing operations	110.9	—	11.9	122.8

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (o)	41.0	—	0.2	41.2
Net realized and unrealized foreign currency (gains) losses (n)(bc)	0.7	—	(10.2)	(9.5)
Stock-based compensation	8.9	—	—	8.9
Amortization of deferred debt issuance costs	1.8	—	—	1.8
Gain on disposal of assets (v)(bc)	(14.0)	—	2.1	(11.9)
Provision for credit losses (bc)	13.5	—	0.3	13.8
Gain on debt extinguishment (bc)	(47.4)	—	7.2	(40.2)
Write-down of inventories	14.1	—	—	14.1
Net change in deferred taxes (a)(b)(c)(f)(g)(z)(bc)	5.0	—	5.8	10.8
Net cash impact from hedging activity (ba)	3.6	—	(3.6)	—
Net cash settlement of economic and cash flow hedges (ba)	—	—	17.7	17.7
Change in fair value of economic hedges (ba)	—	—	(2.8)	(2.8)
Hedging (gain) loss reclassified from accumulated other comprehensive income (ba)	—	—	(2.8)	(2.8)
Other (v)(bc)	0.1	—	1.3	1.4
Changes in assets and liabilities:
Accounts receivable (bc)	(9.7)	—	(1.8)	(11.5)
Inventories (i)(l-1)(l-2)(bc)	(11.8)	—	(1.0)	(12.8)
Non-trade accounts receivable (k)(bc)	20.6	—	(20.0)	0.6
Prepaid expenses (bc)	(4.7)	—	0.8	(3.9)
Other assets (l-1)(ba)(bc)	(30.5)	—	22.2	(8.3)
Operating lease assets and liabilities, net	—	(0.6)	—	(0.6)
Accounts payable and accrued liabilities (i)(k)(l-2)(j)(o)(bc)	42.0	0.6	5.2	47.8
Income taxes payable (a)(o)(z)(bc)	24.6	—	(18.1)	6.5
Other liabilities (u)(v)(bc)	(2.1)	—	(1.5)	(3.6)
Net cash provided by operating activities	166.6	—	12.9	179.5
Investing Activities:

Consolidated Statement of Cash Flows
	Year Ended December 26, 2020
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications (1)	Adjustments	As Restated
Capital expenditures	(27.6)	—	—	(27.6)
Proceeds from disposal of property, plant and equipment	59.1	—	—	59.1
Net cash settlement from net investment hedges (ba)	—	—	(14.1)	(14.1)
Net cash provided by investing activities	31.5	—	(14.1)	17.4
Financing Activities:
Cash payments of employee withholding tax for stock awards	(1.6)	—	—	(1.6)
Proceeds from exercise of stock options	0.2	—	—	0.2
Senior notes repayment	(552.3)	—	—	(552.3)
Proceeds from term loan	275.0	—	—	275.0
Proceeds from previous revolver facility	131.0	—	—	131.0
Debt issuance costs payment	(20.7)	—	—	(20.7)
Finance lease repayments	(0.6)	—	—	(0.6)
Net cash used in financing activities	(169.0)	—	—	(169.0)
Discontinued Operations
Net cash used in operating activities	(0.5)	—	—	(0.5)
Net Cash used in discontinued operations	(0.5)	—	—	(0.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash (bc)	(4.2)	—	1.2	(3.0)
Net change in cash, cash equivalents and restricted cash	24.4	—	—	24.4
Cash, cash equivalents and restricted cash at beginning of year	126.1	—	—	126.1
Cash, cash equivalents and restricted cash at end of period	$150.5	$—	$—	$150.5

See descriptions of the net income and balance sheet impacts in the Consolidated Statements of (Loss) Income and Consolidated Balance Sheets sections above.

(1) The Company has reclassified certain prior period cash flow accounts to conform with the current period presentation. For the year ended December 31, 2022, changes in Operating lease assets and liabilities, net, which were reported as part of changes in Accounts payable and accrued liabilities in the 2021 and 2020 Forms 10-K, are separately reported in an individual line item in the Consolidated Statements of Cash Flows.

Note 23: Quarterly Financial Summary (Unaudited)

As further described below, as well as in Note 1: Summary of Significant Accounting Policies and Note 22: Restated Previously Issued 2021 and 2020 Financial Statements to the Consolidated Financial Statements, the Company has identified several prior period misstatements that impacted its unaudited quarterly Condensed Consolidated Financial Information for each of the quarterly periods in 2021 and for the first three quarterly periods of 2022.

The following tables present the restated unaudited Condensed Consolidated Financial Information as of and for each of the quarterly and year to date periods in the years ended December 31, 2022 and December 25, 2021 (in millions of U.S. Dollars, except per share amounts). While the quarter ended December 31, 2022 is included within the tables, it is not being restated. For the tables that present Condensed Consolidated Balance Sheets as of June 26, 2021 and March 27, 2021, the amounts in the column “As previously reported” will not tie to the amounts in the previously filed financial statements on the Form 10-Q due to the fact that these Condensed Consolidated Balance Sheets had to be recast for the impact of the discontinued operations.

Refer to Note 22: Restated Previously Issued 2021 and 2020 Financial Statements and the (a) - (z) listing of misstatements for further details regarding the nature of the misstatements which have been reflected in the adjustment columns noted below. The (a) - (z) tickmarks in the tables reflect the impact of such errors to the 2022 and 2021 quarters, which originated in 2021 and prior years. In addition, the errors impacting only the quarterly periods are further detailed in the listing of misstatements (aa) to (ah) below.

The Company will effectuate the restatement of the unaudited interim condensed consolidated financial information for the first three quarters of 2022 as part of filing of the 2023 interim Form 10-Qs.

Description of Quarterly Misstatements

Misstatements in the Company’s accounting for its Provision for Income Taxes were as follows:

a.A $2.3 million and $1.9 million understatement of the Provision for income taxes for the three months ended September 24, 2022 and December 25, 2021, respectively, related to the recognition of tax benefits from unrecorded gains (losses) on foreign currency remeasurement at a foreign subsidiary.
b.A $1.5 million, $3.2 million, and $(2.5) million, over/(under)statement of the Provision for income taxes for the three months ended September 24, 2022, June 25, 2022, December 25, 2021, respectively, due to misstatements of pre-tax intercompany costs and profits between foreign jurisdictions.
c.A $0.1 million understatement of the Provision for income taxes for each of the quarters ended December 25, 2021, September 25, 2021, June 26, 2021, and March 27, 2021, resulting from the incorrect capitalization of research and development costs.
d.A $1.8 million, $1.2 million, and $1.4 million overstatement of Income taxes payable within Accrued liabilities for the three months ended June 25, 2022, December 25, 2021, and September 25, 2021, respectively, and a $1.6 million, $0.5 million, and $1.4 million understatement of income within Other comprehensive income (loss) for the three months ended June 25, 2022, December 25, 2021, and September 25, 2021, respectively, resulting from incomplete tax payable rollforwards.
e.A $2.1 million understatement of the Provision for income taxes for the three months ended December 25, 2021, due to various incorrect deferred tax balances.
f.A $4.6 million reversal of an out of period adjustment initially recorded during the three months ended December 25, 2021 to correct for the overstatement of a deferred tax asset related to stock-based compensation, which understated the Provision for income taxes by $1.1 million for the year ended December 26, 2020 and by $3.5 million cumulatively for years prior to 2020.
g.Other misstatements, which overstated the Retained earnings by $2.3 million and understated foreign currency exchange income within Accumulated other comprehensive loss by $2.0 million cumulatively for years prior to 2020. The overstatement of the Retained earnings by $1.6 million for years prior to 2020 was a previously identified misstatement that was initially disclosed and corrected for as an out of period adjustment during the year ended December 26, 2020; the remaining overstatement of Retained Earnings of $0.7 million for years prior to 2020 was not previously corrected for as an out of period adjustment.
h.Tickmark intentionally omitted.

Other pre-tax income statement misstatements that originated in 2021 and prior years were as follows:

i.Tickmark intentionally omitted.
j.An under/(over)statement of Net sales and an over/(under)statement of deferred revenue within Accrued liabilities, due to lack of proper account reconciliations, by $1.3 million, $(0.6) million, $(0.4) million, $(0.7) million, $3.0 million, $0.4 million, and $(2.4) million for the three months ended September 24, 2022, June 25, 2022, March 26, 2022, December 25, 2021, September 25, 2021, June 26, 2021, and March 27, 2021, respectively.
k.A misstatement of value added tax which over/(under)stated Selling, general and administrative expense by $0.1 million and $(0.1) million, for the three months ended September 24, 2022 and September 25, 2021, respectively, under/(over)stated Non-trade accounts receivable, net by $0.9 million, $(1.1) million, $(0.3) million, $1.0 million, $(0.1) million, $(0.3) million, and $(1.3) million, and under/(over)stated Accrued liabilities by $0.8 million, $(1.1) million, $(0.3) million, $1.0 million, $0.0 million, $(0.3) million, and $(1.3) million as of September 24, 2022, June 25, 2022, March 26, 2022, December 25, 2021, September 25, 2021, June 26, 2021, and March 27, 2021, respectively.
l-1.Misstatements related to incorrect accounting for intercompany transactions were:
•an over/(under)statement of Cost of products sold and an (over)/understatement of Other assets by $(0.7) million, $(2.4) million, $1.0 million, $1.4 million, $(0.8) million for the three months ended September 24, 2022, June 25, 2022, March 26, 2022, December 25, 2021, and March 27, 2021, respectively;
•an understatement of Cost of products sold and an overstatement of Inventories by $0.4 million, $0.4 million for the three months ended December 25, 2021 and September 25, 2021, respectively;
•an over/(under)statement of Selling, general and administrative expense and (over)/understatement of Other assets by $1.1 million, $(2.1) million, $(1.3) million, $3.5 million, $(2.9) million, $0.6 million, and $(0.6) million for the three months ended September 24, 2022, June 25, 2022, March 26, 2022, December 25, 2021, September 25, 2021, June 26, 2021, and March 27, 2021, respectively;
m.A $1.6 million understatement of Income (loss) from discontinued operations before income taxes and an overstatement of Current liabilities held for sale related to severance expense in the three months ended December 25, 2021, which represented an out of period correction of an error that had originated in the year ended December 26, 2020 and in years prior to 2020.
n.An over (under)/statement of foreign currency exchange income within Other comprehensive income (loss) and under/(over)statement of Other income, net by $12.4 million, $12.9 million, $6.5 million, $(0.6) million, $(1.3) million, $0.7 million, and $2.4 million for the three months ended September 24, 2022, June 25, 2022, March 26, 2022, December 25, 2021, September 25, 2021, June 26, 2021, and March 27, 2021, respectively, for the misstatement of the impact of foreign exchange due to the incorrect long-term designation of certain intercompany loans.
o.Other misstatements of Net sales, Cost of products sold, Selling, general and administrative expense, Re-engineering and impairment charges, and Other income, net, which over/(under)stated operating income by $0.9 million, $(2.1) million, $0.6 million, $(0.3) million, $1.4 million, $0.7 million, and $0.5 million for the three months ended September 24, 2022, June 25, 2022, March 26, 2022, December 25, 2021, September 25, 2021, June 26, 2021, and March 27, 2021, respectively.
t.An under/(over)statement of impairment of goodwill within Impairment of goodwill and intangible assets by $3.2 million, $(8.1) million, and $9.1 million for the three months ended June 25, 2022, December 25, 2021, and June 26, 2021, respectively, and an over/(under)statement of income within Other comprehensive income (loss) by $0.1 million, $0.3 million, $(0.2) million, $(0.1) million for the three months ended September 24, 2022, March 26, 2022, December 25, 2021, and March 27, 2021, respectively, due to incorrect data inputs in the goodwill valuation models, which resulted in impairments not recognized or recognized in an incorrect period. Goodwill balance as of September 24, 2022, June 25, 2022, March 26, 2022, December 25, 2021, September 25, 2021, June 26, 2021, and March 27, 2021 was also overstated due to a $7.7 million understatement of impairment of goodwill within Impairment of goodwill and intangible assets cumulatively for years prior to 2020 as well as a $0.4 million and $0.2 million overstatement of income within Other comprehensive income (loss) for the year ended December 26, 2020 and cumulatively for years prior to 2020, respectively.
u.An under/(over)statement of sales force deferred compensation expenses included in Selling, general and administrative expense and Other liabilities by $(0.4) million for the three months ended December 25, 2021.
v.An understatement of interest expense by $0.3 million for the three months ended December 25, 2021 due to an understatement of certain lease financing obligations within Long-term debt and other lease financing obligations.
w.Tickmark intentionally omitted.
x.Tickmark intentionally omitted.
y.Tickmark intentionally omitted.
z.The income tax expense (benefit) related to the pre-tax errors was $0.5 million, $3.8 million, $0.7 million, $1.2 million, $0.3 million, and $0.2 million for the three months ended September 24, 2022, June 25, 2022, March 26, 2022, December 25, 2021, September 25, 2021, June 26, 2021, respectively, and $0.2 million additional income included in Other comprehensive income (loss) for the year ended December 25, 2021.

Balance Sheet and Income Statement Misclassifications were as follows:

l-2.An under/(over)statement of Inventories and Accrued liabilities by $1.4 million, $(1.8) million, $(0.2) million, and $1.1 million for the three months ended September 24, 2022, June 25, 2022, March 26, 2022, and December 25, 2021, respectively, related to incorrect accounting for intercompany transactions.
p.An (under)/overstatement of Operating lease assets, Accrued liabilities, and Operating lease liabilities by $(1.2) million, $(1.2) million, $(1.2) million, and $10.6 million as of September 24, 2022, June 25, 2022, March 26, 2022, and March 27, 2021, respectively, resulting from using incorrect lease periods and useful life for leased automobiles.
q.An over/(under)statement of Operating lease assets, Accrued liabilities, and Operating lease liabilities by $0.6 million, $0.9 million, $(1.0) million, $(3.7) million, $(0.1) million, $(1.0) million, and $(0.6) million as of September 24, 2022, June 25, 2022, March 26, 2022, December 25, 2021, September 25, 2021, June 26, 2021, March 27, 2021 and respectively, resulting from lease modifications.
r.A $0.5 million, $0.7 million, $0.6 million, $0.5 million, $0.3 million, and $0.6 million over/(under)statement of Selling, general and administrative expense and Net sales related to the misclassification of commission expense for the three months ended September 24, 2022, June 25, 2022, March 26, 2022, December 25, 2021, September 25, 2021, and June 26, 2021, respectively.
s.Other balance sheet misclassifications between Accrued liabilities, Accounts payable, Accounts receivable, net, Long-term receivables, net, Long-term pension liabilities, and Prepaid expenses and other current assets, including the misclassification of the funding prepayment for one of the Company’s pension plans within Long-term pension liabilities that impacted all 2022 and 2021 quarters.

Errors impacting the quarterly periods only were as follows:

aa.A $0.9 million overstatement of Selling, general and administrative expense and Accrued liabilities, for the three months ended September 25, 2021, and a $0.9 million understatement for the three months ended December 25, 2021, related to a promotional program. This previously identified misstatement was initially disclosed and corrected for as an out of period adjustment in the fourth quarter of 2021.
ab.A $4.6 million overstatement and a $1.4 million, $1.6 million, and $1.6 million understatement of discontinued operations Net sales and Cost of products sold related to an intercompany transaction for the quarterly periods ended December 25, 2021, September 25, 2021, June 26, 2021 and March 27, 2021, respectively, with no impact to gross margin in fiscal year 2021. This previously identified misstatement was initially disclosed and corrected for as an out of period adjustment in the fourth quarter of 2021.
ac.A $27.7 million understatement of Impairment of goodwill and intangible assets in the three months ended September 24, 2022, including a $22.8 million understatement of impairment of goodwill and a $4.9 million understatement of impairment of NaturCare trade name.
ad.A $0.7 million and $1.3 million understatement of Cash and cash equivalents and Accounts payable during the three months ended June 25, 2022 and March 26, 2022, respectively, that was reversed cumulatively during the three months ended September 24, 2022. This previously identified misstatement was initially disclosed and corrected for as an out of period adjustment in the third quarter of 2022.
ae.Tickmark intentionally omitted.
af.Other identified misstatements that were not material, individually or in the aggregate, to the Company’s Condensed Consolidated Financial Statements for the three months ended September 24, 2022, June 25, 2022, and March 26, 2022.
ag.A misstatement of the impact of foreign exchange related to certain intercompany short-term loans, which under/(over)stated foreign currency exchange income within Other comprehensive income (loss) and over/(under)stated Other income, net by $0.4 million, $(1.2) million, and $0.4 million for the three months ended September 24, 2022, June 25, 2022, and March 26, 2022, respectively.
ah.A misclassification of cash refunds for appreciation of leased cars, which overstated Selling, general and administrative expense and understated Loss (gain) on disposal of assets by $0.3 million in each of the three quarters ended September 24, 2022, June 25, 2022, and March 26, 2022, respectively.

Statement of Cash Flows Misstatements:

ba.    Misstatements related to the settlement from net investment hedges resulted in an increase / (decrease) to net cash flow from operating activities and an (increase) / decrease in net cash flow from investing activities of $4.9 million, $4.9 million, $4.9 million, $6.1 million, $4.5 million, and $(0.9) million for the nine months ended September 24, 2022, six months ended June 25, 2022, three months ended March 26, 2022, nine months ended September 25, 2021, six months ended June 26, 2021, and three months ended March 27, 2021, respectively.
The Condensed Consolidated Statements of Cash Flows included in this Report includes two additional line items in Adjustments to reconcile net income to net cash provided by operating activities: Changes in the fair value of economic hedges and Hedging (gains) losses reclassified from accumulated other comprehensive income. Amounts included on these line items were previously reported as part of Changes in assets and liabilities in the Quarterly Reports on Form 10-Q for the quarterly periods ended September 24, 2022, June 25, 2022, March 26, 2022, September 25, 2021, June 26, 2021, and March 27, 2021. This change in the presentation had no net impact on Net cash (used in) provided by operating activities for the quarterly periods ended September 24, 2022, June 25, 2022, March 26, 2022, September 25, 2021, June 26, 2021, and March 27, 2021.
bb.    Misstatements related to Property, plant and equipment, net, including errors in the calculation of Capital expenditures, Gain on disposal of assets, and the Proceeds from disposal of property, plant and equipment, net, resulted in an increase to net cash flow from operating activities and a decrease to net cash from investing activities of $0.9 million, $2.6 million, and $2.9 million for the nine months ended September 25, 2021, six months ended June 26, 2021, and three months ended March 27, 2021, respectively.
bc.    Other misstatements, including errors in the calculation of net cash from discontinued operations, errors in the calculation of the impact of foreign exchange rate on cash, cash equivalents, and restricted cash and errors in the presentation of Net realized and unrealized foreign currency (gains) losses, resulted in the following changes to the Condensed Consolidated Statements of Cash Flows:
•$4.2 million increase, $2.6 million increase, $0.3 million increase, $5.7 million increase, $(3.4) million decrease, and $(2.3) million decrease to net cash flow from operating activities for the nine months ended September 24, 2022, six months ended June 25, 2022, three months ended March 26, 2022, nine months ended September 25, 2021, six months ended June 26, 2021, and three months ended March 27, 2021, respectively. Additionally, amounts previously reported on line items within Change in assets and liabilities and Adjustments to reconcile net income to net cash used in / provided by operating activities for quarterly periods ended September 24, 2022, June 25, 2022, March 26, 2022, September 25, 2021, June 26, 2021, and March 27, 2021 have been corrected. These corrections to the line items within Changes in assets and liabilities and Adjustments to reconcile net income to net cash provided by operating activities had no net impact on Net cash (used in) provided by operating activities for the quarterly periods ended September 24, 2022, June 25, 2022, March 26, 2022, September 25, 2021, June 26, 2021, and March 27, 2021;
•$(2.2) million decrease and $(0.1) million decrease to net cash flow from investing activities in the nine months ended September 24, 2022 and six months ended June 25, 2022, respectively;
•$(2.4) million decrease, $(3.3) million decrease, $(1.0) million decrease, $(8.0) million decrease, $1.4 million increase and $0.4 million increase in net cash provided by discontinued operations for the nine months ended September 24, 2022, six months ended June 25, 2022, three months ended March 26, 2022, nine months ended September 25, 2021, six months ended June 26, 2021 and three months ended March 27, 2021, respectively;
•$0.2 million increase, $0.6 million increase, $0.5 million increase, $2.3 million increase, $2.0 million increase, and $1.9 million increase in the effect of exchange rate changes on cash, cash equivalents and restricted cash for the nine months ended September 24, 2022, six months ended June 25, 2022, three months ended March 26, 2022, nine months ended September 25, 2021, six months ended June 26, 2021, and three months ended March 27, 2021, respectively;
•$0.2 million net increase to Cash, cash equivalents and restricted cash at beginning of year for the nine months ended September 24, 2022, six months ended June 25, 2022, and three months ended March 26, 2022 related to cash from discontinued operations.
bd.    Misstatements related to debt resulted in a $(23.0) million decrease to Borrowings on revolver facility and $23.0 million increase to Repayment of revolver facility in the nine months ended September 24, 2022, six months ended June 25, 2022, and three months ended March 26, 2022. These misstatements net to $0.0 million within net cash (used in) provided by financing activities.
be.    A $1.7 million overstatement of Depreciation and amortization in continuing operations and an understatement of net cash (used in) provided by discontinued operations in the Condensed Consolidated Statements of Cash Flows during the nine months ended September 24, 2022, six months ended June 25, 2022, and the three months ended March 26, 2022.
bf.    Misstatements related to foreign currency gains on the Company's Euro-denominated term loan resulted in a $22.2 million increase, $12.7 million increase, and $4.3 million increase to the Net realized and unrealized foreign currency (gains) and an offsetting impact to Changes in assets and liabilities during the nine months ended September 24, 2022, six months ended June 25, 2022, and three months ended March 26, 2022. These misstatements net to $0.0 million within net cash (used in) provided by operating activities.

The following tables summarize the restated Condensed Consolidated Statements of Income (Loss) for the interim periods in the years ended December 31, 2022 and December 25, 2021. While the Condensed Consolidated Statement of Income (Loss) for the 14 weeks ended December 31, 2022 has not been restated, it is included for completeness to show the Condensed Consolidated Statements of Income (Loss) for all interim periods in the years ended December 31, 2022 and December 25, 2021

Condensed Consolidated Statements of Income (Loss)
	14 Weeks Ended	13 Weeks Ended
(In millions of U.S. Dollars, except per share amounts)	December 31, 2022	September 24, 2022 As Restated	June 25, 2022 As Restated	March 26, 2022 As Restated
Net sales	$313.6	$303.6	$339.7	$347.1
Cost of products sold	115.8	107.4	121.6	125.1
Gross profit	197.8	196.2	218.1	222.0

Selling, general and administrative expense	169.3	173.7	187.4	204.6
Re-engineering and impairment charges	15.6	5.3	7.0	1.5
Loss (gain) on disposal of assets	6.0	1.1	2.3	(0.1)
Impairment of goodwill and intangible assets	5.9	27.7	3.2	—
Operating income (loss)	1.0	(11.6)	18.2	16.0

Interest expense	21.8	8.3	6.0	4.6
Interest income	(2.5)	(1.3)	(1.2)	(0.7)
Other expense (income), net	14.8	(10.3)	(13.4)	(1.8)
(Loss) income from continuing operations before income taxes	(33.1)	(8.3)	26.8	13.9

Provision for income taxes	211.3	12.3	15.2	7.4
(Loss) income from continuing operations	(244.4)	(20.6)	11.6	6.5

(Loss) income from discontinued operations before income taxes	(0.9)	(0.7)	(5.9)	0.4
Gain (loss) on held for sale assets and dispositions	(0.5)	22.6	1.4	(2.6)
Provision (benefit) for income taxes	(1.1)	1.3	(1.2)	0.4
Income (loss) on discontinued operations	(0.3)	20.6	(3.3)	(2.6)

Net income (loss)	$(244.7)	$—	$8.3	$3.9

Basic (loss) earnings from continuing operations - per share	$(5.49)	$(0.46)	$0.25	$0.14
Basic earnings (loss) from discontinued operations - per share	$(0.01)	$0.47	$(0.07)	$(0.05)
Basic earnings per share - Total	$(5.50)	$0.01	$0.18	$0.09

Diluted (loss) earnings from continuing operations - per share	$(5.49)	$(0.46)	$0.24	$0.13
Diluted earnings (loss) from discontinued operations - per share	$(0.01)	$0.47	$(0.07)	$(0.05)
Diluted (loss) earnings per share - Total	$(5.50)	$0.01	$0.17	$0.08

Condensed Consolidated Statements of Income (Loss)
	13 Weeks Ended
(In millions of U.S. Dollars, except per share amounts)	December 25, 2021 As Restated	September 25, 2021 As Restated	June 26, 2021 As Restated	March 27, 2021 As Restated
Net sales	$388.8	$381.0	$417.7	$413.1
Cost of products sold	148.3	131.4	132.3	122.9
Gross profit	240.5	249.6	285.4	290.2

Selling, general and administrative expense	202.7	193.3	208.3	222.6
Re-engineering and impairment charges	5.2	1.8	4.7	3.1
Loss (gain) on disposal of assets	(23.3)	(1.7)	0.4	(7.7)
Impairment of goodwill and intangible assets	—	—	9.1	—
Operating income	55.9	56.2	62.9	72.2

Loss on debt extinguishment	11.8	—	6.0	2.1
Interest expense	5.8	8.2	9.7	11.8
Interest income	(0.2)	(0.3)	(0.3)	(0.3)
Other (income) expense, net	(2.0)	2.5	(0.2)	(4.3)
Income from continuing operations before income taxes	40.5	45.8	47.7	62.9

Provision (benefit) for income taxes	13.0	(12.0)	24.1	20.8
Income from continuing operations	27.5	57.8	23.6	42.1

(Loss) income from discontinued operations before income taxes	(3.5)	4.3	3.4	0.4
Gain (loss) on held for sale assets and dispositions	13.6	(148.1)	—	1.0
Provision (benefit) for income taxes	4.0	2.7	(0.3)	0.1
Income (loss) on discontinued operations	6.1	(146.5)	3.7	1.3

Net income (loss)	$33.6	$(88.7)	$27.3	$43.4

Basic earnings (loss) from continuing operations - per share	$0.56	$1.17	$0.47	$0.85
Basic earnings (loss) from discontinued operations - per share	$0.12	$(2.97)	$0.07	$0.03
Basic earnings (loss) per share - Total	$0.68	$(1.80)	$0.54	$0.88

Diluted earnings (loss) from continuing operations - per share	$0.53	$1.09	$0.45	$0.79
Diluted earnings (loss) from discontinued operations - per share	$0.12	$(2.77)	$0.07	$0.02
Diluted earnings (loss) per share - Total	$0.65	$(1.68)	$0.52	$0.81

The following tables provide the effects of the restatements of previously issued unaudited quarterly Condensed Consolidated Financial Information to correct for prior period misstatements as described in Note 1: Summary of Significant Accounting Policies.

Condensed Consolidated Statements of Income (Loss)
	13 Weeks Ended
	September 24, 2022			June 25, 2022			March 26, 2022
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net sales (j)(o)(r)	$302.8	$0.8	$303.6	$340.4	$(0.7)	$339.7	$348.1	$(1.0)	$347.1
Cost of products sold (l-1)(o)(af)	106.2	1.2	107.4	119.7	1.9	121.6	126.1	(1.0)	125.1
Gross profit	196.6	(0.4)	196.2	220.7	(2.6)	218.1	222.0	—	222.0

Selling, general and administrative expense (k)(l-1)(o)(r)(af)(ah)	175.6	(1.9)	173.7	186.9	0.5	187.4	203.4	1.2	204.6
Re-engineering charges and impairment charges (o)	4.5	0.8	5.3	7.0	—	7.0	1.5	—	1.5
Loss (gain) on disposal of assets (ah)	0.7	0.4	1.1	2.0	0.3	2.3	(0.4)	0.3	(0.1)
Impairment expense (t)(ac)	—	27.7	27.7	—	3.2	3.2	—	—	—
Operating income (loss)	15.8	(27.4)	(11.6)	24.8	(6.6)	18.2	17.5	(1.5)	16.0

Interest expense	8.3	—	8.3	6.0	—	6.0	4.6	—	4.6
Interest income	(1.3)	—	(1.3)	(1.2)	—	(1.2)	(0.7)	—	(0.7)
Other (income) expense, net (n)(ag)	1.6	(11.9)	(10.3)	0.7	(14.1)	(13.4)	4.3	(6.1)	(1.8)
Income (loss) from continuing operations before income taxes	7.2	(15.5)	(8.3)	19.3	7.5	26.8	9.3	4.6	13.9

Provision (benefit) for income taxes (a)(b)(d)(z)	11.0	1.3	12.3	14.8	0.4	15.2	6.8	0.6	7.4
(Loss) income from continuing operations	(3.8)	(16.8)	(20.6)	4.5	7.1	11.6	2.5	4.0	6.5

(Loss) income from discontinued operations before income taxes	(0.7)	—	(0.7)	(5.9)	—	(5.9)	0.4	—	0.4
Gain (loss) on held for sale assets and dispositions	22.6	—	22.6	1.4	—	1.4	(2.6)	—	(2.6)
Provision (benefit) for income taxes	1.3	—	1.3	(1.2)	—	(1.2)	0.4	—	0.4
Income (loss) on discontinued operations	20.6	—	20.6	(3.3)	—	(3.3)	(2.6)	—	(2.6)

Net income (loss)	$16.8	$(16.8)	$—	$1.2	$7.1	$8.3	$(0.1)	$4.0	$3.9

Basic (loss) earnings from continuing operations - per share	$(0.09)	$(0.37)	$(0.46)	$0.10	$0.15	$0.25	$0.05	$0.09	$0.14
Basic earnings (loss) from discontinued operations - per share	$0.47	$—	$0.47	$(0.07)	$—	$(0.07)	$(0.05)	$—	$(0.05)
Basic earnings per share - Total	$0.38	$(0.37)	$0.01	$0.03	$0.15	$0.18	$—	$0.09	$0.09

Diluted (loss) earnings from continuing operations - per share	$(0.09)	$(0.37)	$(0.46)	$0.09	$0.15	$0.24	$0.05	$0.08	$0.13
Diluted earnings (loss) from discontinued operations - per share	$0.47	$—	$0.47	$(0.07)	$—	$(0.07)	$(0.05)	$—	$(0.05)
Diluted (loss) earnings per share - Total	$0.38	$(0.37)	$0.01	$0.02	$0.15	$0.17	$—	$0.08	$0.08

Condensed Consolidated Statements of Income
	39 Weeks Ended September 24, 2022			26 Weeks Ended June 25, 2022
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net sales (j)(o)(r)	$991.3	$(0.9)	$990.4	$688.5	$(1.7)	$686.8
Cost of products sold (l-1)(o)(af)	352.0	2.1	354.1	245.8	0.9	246.7
Gross profit	639.3	(3.0)	636.3	442.7	(2.6)	440.1

Selling, general and administrative expense (k)(l-1)(o)(r)(af)(ah)	565.9	(0.2)	565.7	390.3	1.7	392.0
Re-engineering charges and impairment charges (o)	13.0	0.8	13.8	8.5	—	8.5
Loss (gain) on disposal of assets (ah)	2.3	1.0	3.3	1.6	0.6	2.2
Impairment expense (t)(ac)	—	30.9	30.9	—	3.2	3.2
Operating income (loss)	58.1	(35.5)	22.6	42.3	(8.1)	34.2

Interest expense	18.9	—	18.9	10.6	—	10.6
Interest income	(3.2)	—	(3.2)	(1.9)	—	(1.9)
Other (income) expense, net (n)(ag)	6.6	(32.1)	(25.5)	5.0	(20.2)	(15.2)
Income (loss) from continuing operations before income taxes	35.8	(3.4)	32.4	28.6	12.1	40.7

Provision (benefit) for income taxes (a)(b)(d)(z)	32.6	2.3	34.9	21.6	1.0	22.6
Income from continuing operations	3.2	(5.7)	(2.5)	7.0	11.1	18.1

(Loss) from discontinued operations before income taxes	(6.2)	—	(6.2)	(5.5)	—	(5.5)
Gain (loss) on held for sale assets and dispositions	21.4	—	21.4	(1.2)	—	(1.2)
Provision (benefit) for income taxes	0.5	—	0.5	(0.8)	—	(0.8)
Income (loss) on discontinued operations	14.7	—	14.7	(5.9)	—	(5.9)

Net income	$17.9	$(5.7)	$12.2	$1.1	$11.1	$12.2

Basic earnings from continuing operations - per share	$0.07	$(0.12)	$(0.05)	$0.15	$0.24	$0.39
Basic earnings (loss) from discontinued operations - per share	$0.32	$—	$0.32	$(0.13)	$—	$(0.13)
Basic earnings per share - Total	$0.39	$(0.12)	$0.27	$0.02	$0.24	$0.26

Diluted earnings from continuing operations - per share	$0.07	$(0.12)	$(0.05)	$0.14	$0.22	$0.36
Diluted earnings (loss) from discontinued operations - per share	$0.30	$—	$0.30	$(0.12)	$—	$(0.12)
Diluted earnings per share - Total	$0.37	$(0.12)	$0.25	$0.02	$0.22	$0.24

Condensed Consolidated Statements of Income (Loss)
	13 Weeks Ended
	December 25, 2021			September 25, 2021			June 26, 2021			March 27, 2021
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net sales (j)(o)(r)(ab)	$394.9	$(6.1)	$388.8	$376.9	$4.1	$381.0	$416.6	$1.1	$417.7	$413.9	$(0.8)	$413.1
Cost of products sold (l-1)(o)(ab)	154.0	(5.7)	148.3	129.0	2.4	131.4	130.7	1.6	132.3	120.3	2.6	122.9
Gross profit	240.9	(0.4)	240.5	247.9	1.7	249.6	285.9	(0.5)	285.4	293.6	(3.4)	290.2

Selling, general and administrative expense (k)(l-1)(o)(r)(u)(aa)	206.5	(3.8)	202.7	190.7	2.6	193.3	208.8	(0.5)	208.3	221.2	1.4	222.6
Re-engineering charges and impairment charges (o)	5.2	—	5.2	1.8	—	1.8	4.7	—	4.7	3.1	—	3.1
Loss (gain) on disposal of assets	(23.3)	—	(23.3)	(1.7)	—	(1.7)	0.4	—	0.4	(7.7)	—	(7.7)
Impairment expense (t)	8.1	(8.1)	—	—	—	—	—	9.1	9.1	—	—	—
Operating income (loss)	44.4	11.5	55.9	57.1	(0.9)	56.2	72.0	(9.1)	62.9	77.0	(4.8)	72.2

Loss on debt extinguishment	11.8	—	11.8	—	—	—	6.0	—	6.0	2.1	—	2.1
Interest expense (v)	5.5	0.3	5.8	8.2	—	8.2	9.7	—	9.7	11.8	—	11.8
Interest income	(0.2)	—	(0.2)	(0.3)	—	(0.3)	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Other (income) expense, net (n)(o)	(2.5)	0.5	(2.0)	1.2	1.3	2.5	0.9	(1.1)	(0.2)	(1.3)	(3.0)	(4.3)
Income (loss) from continuing operations before income taxes	29.8	10.7	40.5	48.0	(2.2)	45.8	55.7	(8.0)	47.7	64.7	(1.8)	62.9

Provision (benefit) for income taxes (a)(b)(c)(d)(e)(f)(z)	10.5	2.5	13.0	(12.4)	0.4	(12.0)	23.8	0.3	24.1	20.7	0.1	20.8
Income (loss) from continuing operations	19.3	8.2	27.5	60.4	(2.6)	57.8	31.9	(8.3)	23.6	44.0	(1.9)	42.1

(Loss) income from discontinued operations before income taxes (m)	(5.1)	1.6	(3.5)	4.3	—	4.3	3.4	—	3.4	0.4	—	0.4
Gain (loss) on held for sale assets and dispositions	13.6	—	13.6	(148.1)	—	(148.1)	—	—	—	1.0	—	1.0
Provision (benefit) for income taxes	4.0	—	4.0	2.7	—	2.7	(0.3)	—	(0.3)	0.1	—	0.1
Income (loss) on discontinued operations (ab)	4.5	1.6	6.1	(146.5)	—	(146.5)	3.7	—	3.7	1.3	—	1.3

Net income (loss)	$23.8	$9.8	$33.6	$(86.1)	$(2.6)	$(88.7)	$35.6	$(8.3)	$27.3	$45.3	$(1.9)	$43.4

Basic earnings (loss) from continuing operations - per share	$0.40	$0.16	$0.56	$1.22	$(0.05)	$1.17	$0.64	$(0.17)	$0.47	$0.89	$(0.04)	$0.85
Basic earnings (loss) from discontinued operations - per share	$0.09	$0.03	$0.12	$(2.97)	$—	$(2.97)	$0.07	$—	$0.07	$0.03	$—	$0.03
Basic earnings (loss) per share - Total	$0.49	$0.19	$0.68	$(1.75)	$(0.05)	$(1.80)	$0.71	$(0.17)	$0.54	$0.92	$(0.04)	$0.88

Diluted earnings (loss) from continuing operations - per share	$0.37	$0.16	$0.53	$1.14	$(0.05)	$1.09	$0.60	$(0.15)	$0.45	$0.82	$(0.03)	$0.79
Diluted earnings (loss) from discontinued operations - per share	$0.08	$0.04	$0.12	$(2.77)	$—	$(2.77)	$0.07	$—	$0.07	$0.03	$(0.01)	$0.02
Diluted earnings (loss) per share - Total	$0.45	$0.20	$0.65	$(1.63)	$(0.05)	$(1.68)	$0.67	$(0.15)	$0.52	$0.85	$(0.04)	$0.81

Condensed Consolidated Statements of Income (Loss)
	39 Weeks Ended September 25, 2021			26 Weeks Ended June 26, 2021
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net sales (j)(o)(r)(ab)	$1,207.4	$4.4	$1,211.8	$830.5	$0.3	$830.8
Cost of products sold (l-1)(o)(ab)	380.0	6.6	386.6	251.0	4.2	255.2
Gross profit	827.4	(2.2)	825.2	579.5	(3.9)	575.6

Selling, general and administrative expense (k)(l-1)(o)(r)(aa)	620.5	3.5	624.0	430.0	0.9	430.9
Re-engineering charges and impairment charges	9.7	—	9.7	7.8	—	7.8
Loss (gain) on disposal of assets	(8.9)	—	(8.9)	(7.3)	—	(7.3)
Impairment expense (t)	—	9.1	9.1	—	9.1	9.1
Operating income (loss)	206.1	(14.8)	191.3	149.0	(13.9)	135.1

Loss on debt extinguishment	8.1	—	8.1	8.1	—	8.1
Interest expense	29.7	—	29.7	21.5	—	21.5
Interest income	(0.9)	—	(0.9)	(0.6)	—	(0.6)
Other expense (income), net (n)(o)	0.8	(2.8)	(2.0)	(0.4)	(4.1)	(4.5)
Income (loss) from continuing operations before income taxes	168.4	(12.0)	156.4	120.4	(9.8)	110.6

Provision for income taxes (c)(z)	32.2	0.7	32.9	44.5	0.4	44.9
Income (loss) from continuing operations	136.2	(12.7)	123.5	75.9	(10.2)	65.7

Income (loss) from discontinued operations before income taxes	8.1	(0.1)	8.0	3.8	—	3.8
(Loss) gain on held for sale assets and dispositions	(147.1)	—	(147.1)	1.0	—	1.0
Provision (benefit) for income taxes	2.4	—	2.4	(0.2)	—	(0.2)
(Loss) income on discontinued operations (ab)	(141.4)	(0.1)	(141.5)	5.0	—	5.0

Net (loss) income	$(5.2)	$(12.8)	$(18.0)	$80.9	$(10.2)	$70.7

Basic earnings (loss) from continuing operations - per share	$2.75	$(0.26)	$2.49	$1.53	$(0.20)	$1.33
Basic (loss) earnings from discontinued operations - per share	$(2.85)	$(0.01)	$(2.86)	$0.10	$—	$0.10
Basic earnings (loss) per share - Total	$(0.10)	$(0.27)	$(0.37)	$1.63	$(0.20)	$1.43

Diluted earnings (loss) from continuing operations - per share	$2.56	$(0.23)	$2.33	$1.43	$(0.19)	$1.24
Diluted (loss) earnings from discontinued operations - per share	$(2.66)	$—	$(2.66)	$0.10	$(0.01)	$0.09
Diluted earnings per share - Total	$(0.10)	$(0.23)	$(0.33)	$1.53	$(0.20)	$1.33

Condensed Consolidated Statements of Comprehensive (Loss) Income
	13 Weeks Ended
	September 24, 2022			June 25, 2022			March 26, 2022
(In millions of U.S. Dollars)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income (loss)	$16.8	$(16.8)	$—	$1.2	$7.1	$8.3	$(0.1)	$4.0	$3.9
Total other comprehensive (loss) income (d)(n)(t)(ag)	(31.9)	(12.0)	(43.9)	103.7	(12.6)	91.1	14.0	(6.4)	7.6
Total comprehensive (loss) income	$(15.1)	$(28.8)	$(43.9)	$104.9	$(5.5)	$99.4	$13.9	$(2.4)	$11.5

Condensed Consolidated Statements of Comprehensive Income (Loss)
	39 Weeks Ended September 24, 2022			26 Weeks Ended June 25, 2022
(In millions of U.S. Dollars)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income	$17.9	$(5.7)	$12.2	$1.1	$11.1	$12.2
Total other comprehensive income (d)(n)(t)(ag)	85.8	(31.0)	54.8	117.7	(19.0)	98.7
Total comprehensive income	$103.7	$(36.7)	$67.0	$118.8	$(7.9)	$110.9

Condensed Consolidated Statements of Comprehensive Income (Loss)
	13 Weeks Ended
	December 25, 2021			September 25, 2021			June 26, 2021			March 27, 2021
(In millions of U.S. Dollars)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income (loss)	$23.8	$9.8	$33.6	$(86.1)	$(2.6)	$(88.7)	$35.6	$(8.3)	$27.3	$45.3	$(1.9)	$43.4
Total other comprehensive (loss) income (d)(n)(t)	(9.8)	1.6	(8.2)	(1.7)	2.7	1.0	4.2	(0.7)	3.5	5.3	(2.4)	2.9
Total comprehensive income (loss)	$14.0	$11.4	$25.4	$(87.8)	$0.1	$(87.7)	$39.8	$(9.0)	$30.8	$50.6	$(4.3)	$46.3

Condensed Consolidated Statements of Comprehensive Income (Loss)
	39 Weeks Ended September 25, 2021			26 Weeks Ended June 26, 2021
(In millions of U.S. Dollars)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net (loss) income	$(5.2)	$(12.8)	$(18.0)	$80.9	$(10.2)	$70.7
Total other comprehensive income (d)(n)(t)	7.8	(0.4)	7.4	9.5	(3.1)	6.4
Total comprehensive income (loss)	$2.6	$(13.2)	$(10.6)	$90.4	$(13.3)	$77.1

Condensed Consolidated Balance Sheets
	As of
	September 24, 2022			June 25, 2022			March 26, 2022
(In millions of U.S. Dollars, except share amounts)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Assets
Cash and cash equivalents (ad)	$102.9	$—	$102.9	$118.8	$2.0	$120.8	$245.6	$1.4	$247.0
Accounts receivable, net	71.9	—	71.9	81.3	—	81.3	86.5	—	86.5
Inventories (l-1)(l-2)(o)	249.7	(1.2)	248.5	244.1	(2.5)	241.6	246.2	(1.6)	244.6
Non-trade accounts receivable, net (k)(o)	25.6	0.1	25.7	37.8	(0.8)	37.0	31.2	0.2	31.4
Prepaid expenses and other current assets (o)(s)	32.8	(0.5)	32.3	25.4	(0.5)	24.9	22.5	0.6	23.1
Current assets held for sale	—	—	—	7.6	—	7.6	7.8	—	7.8
Total current assets	482.9	(1.6)	481.3	515.0	(1.8)	513.2	639.8	0.6	640.4

Deferred tax assets, net (a)(b)(z)	194.1	(13.0)	181.1	192.3	(9.5)	182.8	198.1	(8.7)	189.4
Property, plant and equipment, net (af)	149.6	(1.4)	148.2	153.2	(1.3)	151.9	159.3	(1.0)	158.3
Operating lease assets (o)(p)(q)	70.2	1.8	72.0	75.6	1.1	76.7	74.1	2.2	76.3
Long-term receivables, net	3.5	—	3.5	4.5	—	4.5	4.9	—	4.9
Trade name, net (ac)	8.4	(4.9)	3.5	8.8	—	8.8	9.9	—	9.9
Goodwill (t)(ac)	38.6	(35.4)	3.2	40.3	(12.6)	27.7	42.2	(9.3)	32.9
Long-term non-trade accounts receivable, net	—	36.2	36.2	—	36.5	36.5	—	38.4	38.4
Long-term refundable income taxes	—	46.6	46.6	—	40.7	40.7	—	39.8	39.8
Other assets (l-1)(o)	106.3	(85.6)	20.7	100.9	(80.3)	20.6	98.6	(77.2)	21.4
Assets held for sale	—	—	—	15.3	—	15.3	16.5	—	16.5
Total assets	$1,053.6	$(57.3)	$996.3	$1,105.9	$(27.2)	$1,078.7	$1,243.4	$(15.2)	$1,228.2

Liabilities And Shareholders’ Deficit
Accounts payable (s)(ad)	$108.6	$—	$108.6	$97.2	$2.6	$99.8	$105.3	$1.4	$106.7
Current debt and other lease obligations (o)	13.0	0.1	13.1	12.4	0.1	12.5	10.6	0.1	10.7
Accrued liabilities (a)(d)(j)(k)(l-2)(o)(p)(q)(s)(z)(af)	246.5	(17.4)	229.1	261.4	(19.0)	242.4	260.1	(12.8)	247.3
Current liabilities held for sale	6.7	—	6.7	16.7	—	16.7	132.1	—	132.1
Total current liabilities	374.8	(17.3)	357.5	387.7	(16.3)	371.4	508.1	(11.3)	496.8

Long-term debt and other lease financing obligations (v)	687.8	2.8	690.6	688.2	2.7	690.9	799.2	2.7	801.9
Operating lease liabilities (o)(p)(q)	51.9	3.0	54.9	57.1	1.2	58.3	55.5	1.5	57.0
Long-term pension liabilities (s)	—	76.2	76.2	—	80.7	80.7	—	83.6	83.6

Condensed Consolidated Balance Sheets
	As of
	September 24, 2022			June 25, 2022			March 26, 2022
(In millions of U.S. Dollars, except share amounts)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Other liabilities (z)	113.5	(73.7)	39.8	123.5	(76.0)	47.5	127.9	(77.7)	50.2
Liabilities held for sale	1.0	—	1.0	8.5	—	8.5	18.8	—	18.8
Total liabilities	1,229.0	(9.0)	1,220.0	1,265.0	(7.7)	1,257.3	1,509.5	(1.2)	1,508.3

Commitments and contingencies (Note 19)
Shareholders’ equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—	—	—	—	—	—	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	—	0.6	0.6	—	0.6	0.6	—	0.6
Paid-in capital	207.4	—	207.4	208.7	—	208.7	197.4	—	197.4
Retained earnings (a)(b)(c)(d)(e)(f)(g)(j)(k)(l-1)(n)(o)(t)(u)(v)(z)(ac)(af)	1,132.6	0.4	1,133.0	1,116.6	17.2	1,133.8	1,125.3	10.1	1,135.4
Treasury stock, 19,119,875, 19,137,929 and 17,864,959 shares, respectively, at cost	(913.9)	—	(913.9)	(914.8)	—	(914.8)	(915.5)	—	(915.5)
Accumulated other comprehensive loss (d)(n)(t)(ag)	(602.1)	(48.7)	(650.8)	(570.2)	(36.7)	(606.9)	(673.9)	(24.1)	(698.0)
Total shareholders’ deficit	(175.4)	(48.3)	(223.7)	(159.1)	(19.5)	(178.6)	(266.1)	(14.0)	(280.1)

Total liabilities and shareholders’ deficit	$1,053.6	$(57.3)	$996.3	$1,105.9	$(27.2)	$1,078.7	$1,243.4	$(15.2)	$1,228.2

The Adjustments to the Consolidated Balance Sheets represent the current period errors plus the cumulative impact of prior periods’ errors.

(1) The Company has reclassified certain prior period balance sheet accounts to conform with the current period presentation. Long-term non-trade accounts receivable, net and Long-term refundable income taxes, which were reported as a component of Other assets in the Quarterly Reports on Form 10-Q as of September 24, 2022, June 25, 2022, March 26, 2022, September 25, 2021, June 26, 2021, and March 27, 2021, are now separately reported in individual line items in the Condensed Consolidated Balance Sheets. Additionally, Long-term pension liabilities, which were reported as a component of Other liabilities in the Quarterly Reports on Form 10-Q as of September 24, 2022, June 25, 2022, March 26, 2022, September 25, 2021, June 26, 2021, and March 27, 2021, are now separately reported in an individual line item in the Condensed Consolidated Balance Sheets. See Note 1: Summary of Significant Accounting Policies for more details.

Condensed Consolidated Balance Sheets
	As of
	September 25, 2021			June 26, 2021			March 27, 2021
(In millions of U.S. Dollars, except share amounts)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported (2)	Reclassifications and Adjustments (1)	As Restated	As Previously Reported (2)	Reclassifications and Adjustments (1)	As Restated
Assets
Cash and cash equivalents	$123.8	$—	$123.8	$106.4	$—	$106.4	$154.2	$—	$154.2
Accounts receivable, net	93.0	—	93.0	91.9	—	91.9	95.9	—	95.9
Inventories (l-1)(l-2)(o)	265.3	(2.0)	263.3	259.0	(1.0)	258.0	239.0	(0.9)	238.1
Non-trade accounts receivable, net (k)(o)	37.8	(0.4)	37.4	44.9	(0.2)	44.7	35.1	—	35.1
Prepaid expenses and other current assets (o)(s)	30.3	(0.1)	30.2	24.3	0.7	25.0	26.5	0.7	27.2
Current assets held for sale	9.1	—	9.1	44.1	—	44.1	41.7	—	41.7
Total current assets	559.3	(2.5)	556.8	570.6	(0.5)	570.1	592.4	(0.2)	592.2

Deferred tax assets, net (a)(b)(c)(e)(f)(z)	212.4	(15.6)	196.8	166.2	(15.0)	151.2	167.8	(15.2)	152.6
Property, plant and equipment, net (o)	166.8	(1.8)	165.0	182.7	(1.6)	181.1	181.8	(1.3)	180.5
Operating lease assets (o)(p)(q)	81.0	(3.9)	77.1	84.7	(4.0)	80.7	88.6	(6.3)	82.3
Long-term receivables, net	6.7	—	6.7	7.7	—	7.7	9.3	—	9.3
Trade name, net	11.0	—	11.0	10.9	—	10.9	11.0	—	11.0
Goodwill (t)	51.7	(17.4)	34.3	52.1	(17.4)	34.7	52.4	(8.4)	44.0
Long-term non-trade accounts receivable, net	—	36.9	36.9	—	37.2	37.2	—	37.1	37.1
Long-term refundable income taxes	—	35.0	35.0	—	30.3	30.3	—	30.5	30.5
Other assets (l-1)	98.2	(75.5)	22.7	88.9	(67.5)	21.4	91.4	(68.2)	23.2
Assets held for sale	20.6	$—	$20.6	30.6	—	30.6	32.2	—	32.2
Total assets	$1,207.7	$(44.8)	$1,162.9	$1,194.4	$(38.5)	$1,155.9	$1,226.9	$(32.0)	$1,194.9

Liabilities And Shareholders’ Deficit
Accounts payable	$102.1	$—	$102.1	$101.5	$—	$101.5	$97.8	$—	$97.8
Current debt and other lease obligations (o)	512.4	0.1	512.5	469.6	0.1	469.7	452.5	0.1	452.6
Accrued liabilities (a)(d)(j)(k)(l-2)(o)(p)(q)(z)(aa)	277.8	(17.7)	260.1	302.4	(12.0)	290.4	322.1	(11.1)	311.0
Current liabilities held for sale (m)	128.6	1.6	130.2	38.7	1.6	40.3	37.6	1.6	39.2
Total current liabilities	1,020.9	(16.0)	1,004.9	912.2	(10.3)	901.9	910.0	(9.4)	900.6

Long-term debt and other lease financing obligations (o)(v)	166.0	2.5	168.5	165.5	2.5	168.0	227.5	2.5	230.0
Operating lease liabilities (o)(p)(q)	61.1	(3.6)	57.5	63.2	(3.3)	59.9	65.0	(6.2)	58.8
Long-term pension liabilities (s)	—	107.8	107.8	—	109.0	109.0	—	108.8	108.8
Other liabilities (z)	171.8	(112.5)	59.3	154.5	(113.3)	41.2	166.1	(113.6)	52.5

Condensed Consolidated Balance Sheets
	As of
	September 25, 2021			June 26, 2021			March 27, 2021
(In millions of U.S. Dollars, except share amounts)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported (2)	Reclassifications and Adjustments (1)	As Restated	As Previously Reported (2)	Reclassifications and Adjustments (1)	As Restated
Liabilities held for sale	11.2	—	11.2	11.8	—	11.8	11.6	—	11.6
Total liabilities	1,431.0	(21.8)	1,409.2	1,307.2	(15.4)	1,291.8	1,380.2	(17.9)	1,362.3

Commitments and contingencies (Note 19)
Shareholders’ equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—	—	—	—	—	—	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	—	0.6	0.6	—	0.6	0.6	—	0.6
Paid-in capital	218.5	—	218.5	216.2	—	216.2	215.3	—	215.3
Retained earnings (a)(b)(c)(d)(e)(f)(g)(j)(k)(l-1)(m)(n)(o)(t)(u)(v)(z)(aa)	1,115.8	(3.7)	1,112.1	1,202.1	(1.1)	1,201.0	1,188.8	7.2	1,196.0
Treasury stock, 14,726,849, 13,716,987 and 14,030,724 shares, respectively, at cost	(880.1)	—	(880.1)	(855.3)	—	(855.3)	(877.4)	—	(877.4)
Accumulated other comprehensive loss (g)(d)(n)(t)	(678.1)	(19.3)	(697.4)	(676.4)	(22.0)	(698.4)	(680.6)	(21.3)	(701.9)
Total shareholders’ deficit	(223.3)	(23.0)	(246.3)	(112.8)	(23.1)	(135.9)	(153.3)	(14.1)	(167.4)

Total liabilities and shareholders’ deficit	$1,207.7	$(44.8)	$1,162.9	$1,194.4	$(38.5)	$1,155.9	$1,226.9	$(32.0)	$1,194.9

The Adjustments to the Consolidated Balance Sheets represent the current period errors plus the cumulative impact of prior periods’ errors.

(1) The Company has reclassified certain prior period balance sheet accounts to conform with the current period presentation. Long-term non-trade accounts receivable, net and Long-term refundable income taxes, which were reported as a component of Other assets in the Quarterly Reports on Form 10-Q as of September 24, 2022, June 25, 2022, March 26, 2022, September 25, 2021, June 26, 2021, and March 27, 2021, are now separately reported in individual line items in the Condensed Consolidated Balance Sheets. Additionally, Long-term pension liabilities, which were reported as a component of Other liabilities in the Quarterly Reports on Form 10-Q as of September 24, 2022, June 25, 2022, March 26, 2022, September 25, 2021, June 26, 2021, and March 27, 2021, are now separately reported in an individual line item in the Condensed Consolidated Balance Sheets. See Note 1: Summary of Significant Accounting Policies for more details.

(2) For the tables that present Condensed Consolidated Balance Sheets as of June 26, 2021 and March 27, 2021, the amounts in the column “As previously reported” will not tie to the amounts in the previously filed financial statements on the Form 10-Q due to the fact that these Condensed Consolidated Balance Sheets had to be recast for the impact of the discontinued operations.

Condensed Consolidated Statements of Shareholders’ Deficit
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
(In millions of U.S. Dollars, except share amounts, which are in millions of shares)	Shares	Dollars	Shares	Dollars
Balance at December 25, 2021 as restated	63.6	$0.6	14.7	$(876.1)	$216.9	$1,145.5	$(705.6)	$(218.7)

Activity, as reported	—	—	3.2	(39.4)	(19.5)	(14.1)	14.0	(59.0)
Adjustments (j)(k)(l-1)(n)(o)(t)(z)(af)(ag)	—	—	—	—	—	4.0	(6.4)	(2.4)
Balance at March 26, 2022 as restated	63.6	$0.6	17.9	$(915.5)	$197.4	$1,135.4	$(698.0)	$(280.1)

Activity, as reported	0.0	$—	1.2	$0.7	$11.3	$(8.7)	$103.7	$107.0
Adjustments (b)(d)(j)(k)(l-1)(n)(o)(t)(z)(af)(ag)	—	—	—	—	—	7.1	(12.6)	(5.5)
Balance at June 25, 2022 as restated	63.6	$0.6	19.1	$(914.8)	$208.7	$1,133.8	$(606.9)	$(178.6)

Activity, as reported				$0.9	$(1.3)	$16.0	$(31.9)	$(16.3)
Adjustments (a)(b)(j)(k)(l-1)(n)(o)(t)(z)(ac)(af)(ag)	—	—	—	—	—	(16.8)	(12.0)	(28.8)
Balance at September 24, 2022 as restated	63.6	$0.6	19.1	$(913.9)	$207.4	$1,133.0	$(650.8)	$(223.7)

Condensed Consolidated Statements of Shareholders’ Deficit
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
(In millions of U.S. Dollars, except share amounts, which are in millions of shares)	Shares	Dollars	Shares	Dollars
Balance at December 26, 2020 as restated	63.6	0.6	14.3	(896.5)	215.5	1,170.7	(704.8)	(214.5)

Activity, as reported	—	—	(0.3)	19.1	(0.2)	27.2	5.3	51.4
Adjustments (c)(j)(k)(l-1)(n)(o)(t)	—	—	—	—	—	(1.9)	(2.4)	(4.3)
Balance at March 27, 2021 as restated	63.6	$0.6	14.0	$(877.4)	$215.3	$1,196.0	$(701.9)	$(167.4)

Activity, as reported	—	—	(0.3)	22.1	0.9	13.3	4.2	40.5
Adjustments (c)(j)(k)(l-1)(n)(o)(t)(z)	—	—	—	—	—	(8.3)	(0.7)	(9.0)
Balance at June 26, 2021 as restated	63.6	$0.6	13.7	$(855.3)	$216.2	$1,201.0	$(698.4)	$(135.9)

Activity, as reported	0.0	$—	1.0	(24.8)	2.3	(86.3)	(1.7)	(110.5)
Adjustments (c)(d)(j)(k)(l-1)(n)(o)(z)(aa)	—	—	—	—	—	(2.6)	2.7	0.1
Balance at September 25, 2021 as restated	63.6	$0.6	14.7	$(880.1)	$218.5	$1,112.1	$(697.4)	$(246.3)

Activity, as reported	0.0	$—	0.0	4.0	(1.6)	23.6	(9.8)	16.2
Adjustments (a)(b)(c)(d)(e)(f)(j)(k)(l-1)(m)(n)(o)(t)(u)(v)(z)(aa)	—	—	—	—	—	9.8	1.6	11.4
Balance at December 25, 2021 as restated	63.6	$0.6	14.7	$(876.1)	$216.9	$1,145.5	$(705.6)	$(218.7)

Condensed Consolidated Statements of Cash Flows
	39 Weeks Ended September 24, 2022			26 Weeks Ended June 25, 2022			13 Weeks Ended March 26, 2022
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Operating Activities:
Net income (loss)	$17.9	$(5.7)	$12.2	$1.1	$11.1	$12.2	$(0.1)	$4.0	$3.9
Less: Income (loss) from discontinued operations	14.7	—	14.7	(5.9)	—	(5.9)	(2.6)	—	(2.6)
Income from continuing operations	3.2	(5.7)	(2.5)	7.0	11.1	18.1	2.5	4.0	6.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (af)(bc)(be)	28.9	(1.1)	27.8	19.7	(1.2)	18.5	10.7	(1.5)	9.2
Net realized and unrealized foreign currency (gains) losses (n)(ag)(bc)(bf)	0.8	(49.6)	(48.8)	0.8	(38.2)	(37.4)	(3.1)	0.3	(2.8)
Stock-based compensation	4.9	—	4.9	5.9	—	5.9	2.9	—	2.9
Amortization of deferred debt issuance costs	1.2	—	1.2	0.9	—	0.9	0.5	—	0.5
Loss (gain) on disposal of assets (ah)(bc)	1.6	1.7	3.3	1.6	0.6	2.2	(0.4)	0.3	(0.1)
Provision for credit losses (bc)	6.5	(4.4)	2.1	4.4	(3.5)	0.9	3.3	(0.7)	2.6
Loss on debt extinguishment	—	—	—	—	—	—	—	—	—
Write-down of inventories (bc)	5.1	(0.4)	4.7	4.3	(0.3)	4.0	3.6	—	3.6
Impairment of goodwill and intangible assets (t)(ac)	—	30.9	30.9	—	3.2	3.2	—	—	—
Net change in deferred taxes (a)(b)(z)(bc)	0.1	0.6	0.7	3.6	(0.1)	3.5	4.6	(4.2)	0.4
Net cash impact from hedging activity (ba)	0.8	(0.8)	—	(2.2)	2.2	—	(2.5)	2.5	—
Net cash settlement of economic and cash flow hedges (ba)	—	2.9	2.9	—	0.6	0.6	—	2.1	2.1
Change in fair value of economic hedges (ba)	—	1.7	1.7	—	3.1	3.1	—	1.5	1.5
Hedging (gain) loss reclassified from accumulated other comprehensive income (ba)	—	(0.7)	(0.7)	—	(0.1)	(0.1)	—	—	—
Other (ah)(bc)	(0.3)	0.7	0.4	(0.3)	0.6	0.3	(0.1)	0.4	0.3
Changes in assets and liabilities:
Accounts receivable (bc)	5.7	2.5	8.2	0.7	2.8	3.5	(1.8)	2.5	0.7
Inventories (l-1)(l-2)(o)(bc)	(31.5)	(0.5)	(32.0)	(18.1)	0.8	(17.3)	(13.7)	—	(13.7)
Non-trade accounts receivable (k)(o)(bc)	(0.6)	0.1	(0.5)	(11.0)	1.3	(9.7)	(6.3)	(0.7)	(7.0)
Prepaid expenses (o)(s)(bc)	(11.4)	3.2	(8.2)	(3.7)	2.9	(0.8)	1.0	1.9	2.9
Other assets (l-1)(o)(ba)(bc)	(8.1)	4.4	(3.7)	(10.6)	7.7	(2.9)	2.7	(3.8)	(1.1)
Operating lease assets and liabilities, net (o)(p)(q)(bc)	—	(2.0)	(2.0)	—	(1.0)	(1.0)	—	(1.7)	(1.7)
Accounts payable and accrued liabilities (j)(k)(l-2)(o)(s)(ad)(af)(bc)(bf)	(53.1)	15.1	(38.0)	(50.3)	15.1	(35.2)	(27.4)	1.2	(26.2)

Condensed Consolidated Statements of Cash Flows
	39 Weeks Ended September 24, 2022			26 Weeks Ended June 25, 2022			13 Weeks Ended March 26, 2022
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Income taxes payable (d)(z)(bc)	(8.7)	1.2	(7.5)	(10.0)	(1.0)	(11.0)	(14.5)	(0.1)	(14.6)
Other liabilities (s)(bc)	(10.9)	7.6	(3.3)	(1.6)	1.2	(0.4)	(3.3)	0.9	(2.4)
Net cash (used in) provided by operating activities	(65.8)	7.4	(58.4)	(58.9)	7.8	(51.1)	(41.3)	4.9	(36.4)
Investing Activities:
Capital expenditures (bc)	(25.9)	—	(25.9)	(15.6)	(0.1)	(15.7)	(6.0)	—	(6.0)
Proceeds from disposal of property, plant and equipment (bc)	4.1	(2.2)	1.9	1.2	—	1.2	0.5	—	0.5
Net cash settlement from net investment hedges (ba)	—	(4.9)	(4.9)	—	(4.9)	(4.9)	—	(4.9)	(4.9)
Net cash used in investing activities	(21.8)	(7.1)	(28.9)	(14.4)	(5.0)	(19.4)	(5.5)	(4.9)	(10.4)
Financing Activities:
Common stock repurchase	(75.0)	—	(75.0)	(75.0)	—	(75.0)	(75.0)	—	(75.0)
Cash payments of employee withholding tax for stock awards	(1.9)	—	(1.9)	(1.9)	—	(1.9)	(0.8)	—	(0.8)
Repayment of term loan	(7.1)	—	(7.1)	(2.4)	—	(2.4)	—	—	—
Net increase in short-term debt	2.0	—	2.0	—	—	—	—	—	—
Borrowings on revolver facility (bd)	209.0	(23.0)	186.0	146.0	(23.0)	123.0	128.0	(23.0)	105.0
Repayment of revolver facility (bd)	(188.2)	23.0	(165.2)	(139.2)	23.0	(116.2)	(23.0)	23.0	—
Debt issuance costs payment	(1.4)	—	(1.4)	—	—	—	—	—	—
Finance lease repayments	(1.7)	—	(1.7)	(0.7)	—	(0.7)	(0.3)	—	(0.3)
Net cash (used in) provided by financing activities	(64.3)	—	(64.3)	(73.2)	—	(73.2)	28.9	—	28.9
Discontinued Operations
Net cash (used in) provided by operating activities (bc)(be)	(4.8)	0.4	(4.4)	(3.4)	(1.6)	(5.0)	0.1	0.7	0.8
Net cash provided by (used in) investing activities (bc)	6.9	(1.1)	5.8	6.7	—	6.7	(0.1)	—	(0.1)
Net Cash provided by discontinued operations	2.1	(0.7)	1.4	3.3	(1.6)	1.7	—	0.7	0.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash (bc)	(12.4)	0.2	(12.2)	(3.9)	0.6	(3.3)	(2.9)	0.5	(2.4)
Net change in cash, cash equivalents and restricted cash	(162.2)	(0.2)	(162.4)	(147.1)	1.8	(145.3)	(20.8)	1.2	(19.6)
Cash, cash equivalents and restricted cash at beginning of year (bc)	273.8	0.2	274.0	273.8	0.2	274.0	273.8	0.2	274.0
Cash, cash equivalents and restricted cash at end of period (ad)	$111.6	$—	$111.6	$126.7	$2.0	$128.7	$253.0	$1.4	$254.4
See descriptions of the net income and balance sheet impacts in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Balance Sheets sections above.
(1) The Company has reclassified certain prior period cash flow accounts to conform with the current period presentation. Changes in Operating lease assets and liabilities, net, which were reported as part of changes in Accounts payable and accrued liabilities in the Quarterly Reports on Form 10-Q for the nine months ended September 24, 2022, six months ended June 25, 2022, three months ended March 26, 2022, nine months ended September 25, 2021, six months ended June 26, 2021, and three months ended March 27, 2021, are now separately reported in an individual line item in the Condensed Consolidated Statements of Cash Flows. See Note 1: Summary of Significant Accounting Policies for more details.

Condensed Consolidated Statements of Cash Flows
	39 Weeks Ended September 25, 2021			26 Weeks Ended June 26, 2021			13 Weeks Ended March 27, 2021
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Operating Activities:
Net (loss) income	$(5.2)	$(12.8)	$(18.0)	$80.9	$(10.2)	$70.7	$45.3	$(1.9)	$43.4
Less: Loss (income) from discontinued operations	(141.4)	(0.1)	(141.5)	5.0	—	5.0	1.3	—	1.3
Income (loss) from continuing operations	136.2	(12.7)	123.5	75.9	(10.2)	65.7	44.0	(1.9)	42.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (o)	29.2	0.7	29.9	19.6	0.4	20.0	9.8	0.2	10.0
Net realized and unrealized foreign currency (gains) losses (n)(bc)	—	(0.7)	(0.7)	—	(5.1)	(5.1)	—	(8.1)	(8.1)
Stock-based compensation	6.2	—	6.2	3.9	—	3.9	1.8	—	1.8
Amortization of deferred debt issuance costs	4.1	—	4.1	3.0	—	3.0	1.3	—	1.3
(Gain) on disposal of assets (bb)(bc)	(9.9)	1.0	(8.9)	(8.2)	0.9	(7.3)	(8.7)	1.0	(7.7)
Provision for credit losses (bc)	3.8	0.9	4.7	2.5	0.8	3.3	1.0	—	1.0
Loss on debt extinguishment	8.1	—	8.1	7.4	—	7.4	2.6	—	2.6
Write-down of inventories	9.2	—	9.2	5.1	—	5.1	2.3	—	2.3
Impairment of goodwill and intangible assets (t)	—	9.1	9.1	—	9.1	9.1	—	—	—
Net change in deferred taxes (c)(z)(bc)	(37.5)	1.7	(35.8)	5.8	1.4	7.2	(0.7)	1.2	0.5
Net cash impact from hedging activity (ba)	(4.2)	4.2	—	(5.0)	5.0	—	(3.1)	3.1	—
Net cash settlement of economic and cash flow hedges (ba)	—	1.9	1.9	—	(0.5)	(0.5)	—	(4.0)	(4.0)
Change in fair value of economic hedges (ba)	—	0.5	0.5	—	2.7	2.7	—	6.2	6.2
Hedging (gain) loss reclassified from accumulated other comprehensive income (ba)	—	(0.2)	(0.2)	—	—	—	—	—	—
Other (bc)	(0.2)	0.4	0.2	(0.1)	(0.8)	(0.9)	(0.7)	0.1	(0.6)
Changes in assets and liabilities:
Accounts receivable (bc)	1.3	(2.5)	(1.2)	5.4	(3.1)	2.3	(0.4)	(2.9)	(3.3)
Inventories (l-1)(l-2)(o)(bc)	(70.1)	0.7	(69.4)	(54.8)	(1.6)	(56.4)	(34.0)	(1.1)	(35.1)
Non-trade accounts receivable (k)(o)(bc)	(13.7)	2.1	(11.6)	(9.3)	1.5	(7.8)	(11.5)	1.4	(10.1)
Prepaid expenses (o)(s)(bc)	(4.2)	0.8	(3.4)	2.7	(10.4)	(7.7)	0.6	(3.8)	(3.2)
Other assets (l-1)(o)(ba)(bb)(bc)	(0.9)	—	(0.9)	(0.1)	3.4	3.3	(2.5)	2.9	0.4
Operating lease assets and liabilities, net (o)(p)(q)(bc)	—	2.0	2.0	—	1.5	1.5	—	0.8	0.8
Accounts payable and accrued liabilities (j)(k)(o)(aa)(bc)	(39.0)	(2.8)	(41.8)	(24.1)	2.6	(21.5)	(12.7)	3.6	(9.1)
Income taxes payable (z)(bc)	(1.5)	(13.0)	(14.5)	(14.5)	6.7	(7.8)	2.5	(1.3)	1.2

Condensed Consolidated Statements of Cash Flows
	39 Weeks Ended September 25, 2021			26 Weeks Ended June 26, 2021			13 Weeks Ended March 27, 2021
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Other liabilities (s)(bc)	(13.3)	18.7	5.4	(11.5)	(0.6)	(12.1)	(3.2)	2.3	(0.9)
Net cash provided by (used in) operating activities	3.6	12.8	16.4	3.7	3.7	7.4	(11.6)	(0.3)	(11.9)
Investing Activities:
Capital expenditures (bb)	(25.1)	1.5	(23.6)	(17.3)	(0.2)	(17.5)	(7.4)	(0.5)	(7.9)
Proceeds from disposal of property, plant and equipment (bb)	14.1	(2.4)	11.7	13.1	(2.4)	10.7	12.3	(2.4)	9.9
Net cash settlement from net investment hedges (ba)	—	(6.1)	(6.1)	—	(4.5)	(4.5)	—	0.9	0.9
Net cash provided by (used in) investing activities	(11.0)	(7.0)	(18.0)	(4.2)	(7.1)	(11.3)	4.9	(2.0)	2.9
Financing Activities:
Common stock repurchase	(25.0)	—	(25.0)	—	—	—	—	—	—
Cash payments of employee withholding tax for stock awards	(2.9)	—	(2.9)	(2.9)	—	(2.9)	(1.4)	—	(1.4)
Proceeds from exercise of stock options	0.5	—	0.5	0.5	—	0.5	0.5	—	0.5
Repayment of term loan	(101.2)	—	(101.2)	(101.2)	—	(101.2)	(34.0)	—	(34.0)
Repayment of previous revolver facility	—	—	—	—	—	—	—	—	—
Borrowings on revolver facility	94.4	—	94.4	49.6	—	49.6	32.4	—	32.4
Debt issuance costs payment	(2.2)	—	(2.2)	(1.0)	—	(1.0)	(0.3)	—	(0.3)
Finance lease repayments	(1.0)	—	(1.0)	(0.7)	—	(0.7)	(0.3)	—	(0.3)
Net cash used in financing activities	(37.4)	—	(37.4)	(55.7)	—	(55.7)	(3.1)	—	(3.1)
Discontinued Operations
Net cash (used in) provided by operating activities (bc)	2.7	(5.7)	(3.0)	(2.3)	1.4	(0.9)	(2.0)	0.4	(1.6)
Net cash provided by investing activities (bc)	30.5	(2.4)	28.1	28.1	—	28.1	28.1	—	28.1
Net Cash provided by discontinued operations	33.2	(8.1)	25.1	25.8	1.4	27.2	26.1	0.4	26.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash (bc)	(6.4)	2.3	(4.1)	(5.4)	2.0	(3.4)	(4.1)	1.9	(2.2)
Net change in cash, cash equivalents and restricted cash	(18.0)	—	(18.0)	(35.8)	—	(35.8)	12.2	—	12.2
Cash, cash equivalents and restricted cash at beginning of year	150.5	—	150.5	150.5	—	150.5	150.5	—	150.5
Cash, cash equivalents and restricted cash at end of period	$132.5	$—	$132.5	$114.7	$—	$114.7	$162.7	$—	$162.7

See descriptions of the net income and balance sheet impacts in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Balance Sheets sections above.
(1) The Company has reclassified certain prior period cash flow accounts to conform with the current period presentation. Changes in Operating lease assets and liabilities, net, which were reported as part of changes in Accounts payable and accrued liabilities in the Quarterly Reports on Form 10-Q for the nine months ended September 24, 2022, six months ended June 25, 2022, three months ended March 26, 2022, nine months ended September 25, 2021, six months ended June 26, 2021, and three months ended March 27, 2021 are now separately reported in an individual line item in the Condensed Consolidated Statements of Cash Flows. See Note 1: Summary of Significant Accounting Policies for more details.

Note 24: Subsequent Events

On April 3, 2023, the Company received written notice from the New York Stock Exchange (“NYSE” indicating that the Company was not in compliance with Section 802.01E of the NYSE Listed Company Manual, as a result of the Company’s failure to timely file its Form 10-K for the fiscal year 2022 (the “Form 10-K”) with the Securities and Exchange Commission (the “SEC”). In connection with the April notice, the Company notified the NYSE that it intends to file the Form 10-K within the six-month cure period following the Form 10-K filing due date. On June 1, 2023, the Company received a notice from the NYSE indicating the Company was not in compliance with Sections 802.01B and Section 802.01C of the NYSE Listed Company Manual because (i) the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, its last reported stockholders’ equity was less than $50 million, and (ii) the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. The Company submitted a business plan advising the NYSE of definitive actions the Company has taken, which are expected to bring the Company into full compliance with the minimum global market capitalization listing standard within 18 months of receipt of the Notice. Compliance with the stock price listing standard was achieved in August 2023. On August 1, 2023, NYSE provided notice to the Company that the Company had regained compliance with the minimum stock price standard of Section 802.01C of the NYSE Listed Company Manual. Despite the Company having achieved average global market capitalization of greater than $50 million with stockholders’ equity equal to $50 million over a consecutive 30 trading-day period, the Company continues to be out of compliance with the average global market capitalization standard of Section 802.01B of the NYSE Listed Company Manual, as compliance is assessed by NYSE on a quarterly basis. On October 3, 2023, the Company received a notice from the NYSE that its request had been granted to extend its compliance period to March 31, 2024 for the filing of this Report and the 2023 Quarterly Reports on Form 10-Q.

On April 28, 2023,The Company executed a Letter of Intent for the sale of 100% of its shares in Nuvo. The Company entered into a Sales and Purchase Agreement on July 27, 2023, contributed additional capital of $1.6 million to Nuvo for payment of severance costs prior to the sale, and completed the sale on August 7, 2023.

On May 4, 2023, the Company appointed Brian J. Fox of Alvarez & Marsal North America, LLC as the Company’s Chief Restructuring Officer as part of the requirements under the Fourth Amendment to the Credit Agreement. Refer to Note 16: Debt for additional information. In the fourth quarter of 2022, the Company engaged Alvarez & Marsal to provide certain professional services and the scope of these services expanded in the second quarter of 2023. The Company will assess this relationship for Related Party Transactions disclosure in 2023.

On June 2, 2023, the Company’s Board of Directors adopted a resolution to change the payment of the independent directors’ quarterly fees from equity to cash. This change impacts those independent directors who initially elected to receive their quarterly payments in common stock for the 2022-2023 term. This change was implemented as a result of the limited number of shares available for grant under the Company’s 2019 Incentive Plan share pool and the Company’s common stock share price levels. The all-cash quarterly payments will remain in effect until the Company’s next annual stockholder meeting.

On June 12, 2023, the Company completed the sale of its Indonesia commercial office for $3.6 million. Furthermore, on June 15, 2023, the Company completed the sale of the warehouse in its Indonesia location for $8.7 million. The warehouse was leased back to the Company. Upon receipt of sale proceeds for both the office and the warehouse, $6.0 million was used to pay down the Revolver under the Credit Agreement.

On June 21, 2023, the Company received a $12.3 million refund of judicial deposits in Brazil related to non-income taxes. The proceeds were used to pay interest as well as for general working capital purposes.

On July 28, 2023 and August 9, 2023, an Indonesia Judges Panel ruled in favor of P.T. Tupperware Indonesia with respect to a majority of its tax appeals concerning tax assessments for fiscal years 2018 and 2017, respectively. As a result of the court’s favorable rulings, P.T. Tupperware Indonesia expects to receive tax refunds of approximately $9.8 million for fiscal year 2017 and $15.9 million for fiscal year 2018, for a total of $25.7 million. As of September 21, 2023, P.T. Tupperware Indonesia received a portion of the tax refunds in the amount of $20.8 million. P.T. Tupperware Indonesia, expects to receive the balance of the tax refunds by October 31, 2023. Approximately $23 million of the proceeds related to this settlement are expected to be applied to pay down the Term Loans under the Debt Restructuring Agreement.

On August 7, 2023, the Chief Legal Officer informed the Company of her intention to resign from her position effective September 30, 2023 (the “Resignation Date”). In connection with Karen Sheehan’s resignation, on August 24, 2023, the Company and Ms. Sheehan entered into a Consulting Services Agreement, pursuant to which Ms. Sheehan will serve as a consultant to the Company following the Resignation Date to ensure an orderly transition.

On August 24, 2023, in compliance with the Debt Restructuring Agreement, the Board expanded the size of the Board to 13 directors and elected Paul Aronzon to serve as a director, with both actions effective August 25, 2023. Mr. Aronzon will serve as Chair of the Transformation Committee and a member of the Audit & Finance Committee of the Board.

On September 12, 2023, Madeline Otero, Senior Vice President & Chief Accounting Officer, informed the Company of her intention to resign from her position, effective following the filing of this Form 10-K.

On October 6, 2023, Richard Goudis, Executive Vice Chair and Director, informed the Company of his intention to resign from his position, effective following the filing of this Form 10-K. As previously disclosed, the Company’s Board of Directors has been evaluating changes to its composition, to ensure it is best positioned to support compliance with its Debt Restructuring Agreement and the Company’s Turnaround Plan. These composition changes are likely to be forthcoming imminently following the filing of this Form 10-K, and, if and when made, will be disclosed in accordance with SEC requirements.

On October 11, 2023, the Company sold its Hemingway, South Carolina manufacturing plant to Phoenix Hemingway Industrial Investors LLC, a subsidiary of Phoenix Investors LLC, for a purchase price of $15.0 million. In connection with the closing of the transaction, the Company also entered into a leaseback agreement for an initial term of up to 21 months, with a prepayment of rent in the amount of $3.0 million for the initial 12 months. The parties may renew the lease upon mutual agreement. The net proceeds to be received by the Company will be reduced by transaction commissions and expenses incurred in connection with the sale. The proceeds are expected to be applied to pay down the Term Loans under the Debt Restructuring Agreement.

On August 2, 2023, the Company’s Board of Directors approved 2023 Long Term Incentive (“LTI”) Cash Awards and 2023 Cash Retention Awards (collectively, the “2023 Awards”) to each of the Company’s executive officers (as well as to other key employees). The 2023 Awards are being issued pursuant to, and subject to, the terms and conditions of the Company’s 2019 Incentive Plan. The 2023 Awards are conditioned upon and only become effective at the end of the trading day following the filing of this Form 10-K.
a.The LTI Cash Awards are in an amount consistent with prior years’ annual 3-year LTI grants for each of the executive officers, but are payable upon vesting in cash and not equity, with 50% of such awards being subject to a three year vesting schedule during which one third of such award will vest each year, and become payable, on March 1, 2024, March 1, 2025 and March 1, 2026, with no performance hurdle, and 50% of such awards being subject to a three year cliff vesting schedule, payable in full in March 2026 assuming achievement. Mr. Fernandez’s LTI Award provides for enhanced vesting upon termination without cause as follows: (i) the time-based portion will vest pro rata based on the number of months completed in the respective vesting year (with the understanding that the grant will be treated as though it had been granted in March 2023, requiring proration to start being calculated at March 1, 2023); and (ii) the performance-based portion will vest pro rata based on the number of months completed in each respective vesting year, with achievement calculated and amounts paid only at the end of the three-year performance period upon certification of results by the Compensation Committee (expected in March 2026), with the understanding that the 2023 performance period will be counted as a full 1/3 of the overall value of the 3-year award, even though the actual performance period is truncated.
b.The 2023 Cash Retention Awards are being granted in the following amounts to the Company’s continuing executive officers: Miguel Fernandez $1.2 million, Hector Lezama $420,000, Mariela Matute $395,500, and Jim Van Ingen $300,000. These awards are payable 50% in December 2023 and 50% in July 2024 (assuming active employment on each such date), and are subject to clawback if the recipient voluntarily terminates their employment on or before July 1, 2024.

Refer to Note 16: Debt for disclosure related to amendments to the Company’s Credit Agreement as entered on February 22, 2023, May 5, 2023, June 30, 2023, August 2, 2023, and October 5, 2023.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tupperware Brands Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tupperware Brands Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and December 25, 2021, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of shareholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company (i) did not design and maintain an effective control environment commensurate with its financial reporting requirements as it did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with its accounting and financial reporting requirements, (ii) did not design and maintain effective controls in response to the risks of material misstatement as changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement in financial reporting, as well as did not design and maintain effective controls related to (iii) the accounting for the completeness, occurrence, accuracy and presentation of income taxes, including the income tax provision and related income tax assets and liabilities, (iv) the accounting for the completeness, accuracy and presentation of right of use assets and lease liabilities, (v) the monitoring of the designation of intercompany loans as being of long term in nature and the related impact to the accounting for foreign currency transaction gains and losses and translation adjustments, (vi) the accounting for the valuation of goodwill, (vii) account reconciliations to support the completeness, accuracy and presentation of the consolidated financial statements, and (viii) the review of the consolidated statement of cash flows.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements

As discussed in Notes 1 and Note 22 to the consolidated financial statements, the Company has restated its 2021 and 2020 consolidated financial statements to correct misstatements. See also the “Critical Audit Matters” section of our report.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced liquidity challenges and is uncertain about its ability to comply with debt covenants, which resulted in the borrowings under the Company’s credit agreement being classified as current as of December 31, 2022, and that also raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

Accounting for Income Taxes

As described in Notes 1 and 4 to the consolidated financial statements, the Company operates in and files income tax returns in the U.S. and numerous foreign jurisdictions. The provision for income taxes includes income from U.S. and foreign affiliates taxed at statutory rates, the accrual or release of amounts for tax uncertainties, and U.S. tax impacts of foreign income in the U.S. Management recorded a provision for income taxes of $246.2 million for the year ended December 31, 2022. The provision for income taxes includes the recognition of an additional valuation allowance on deferred tax assets of $179.4 million in the fourth quarter of 2022 for a total valuation allowance of $357.6 million as of December 31, 2022. The valuation allowance reduces the deferred tax assets to an amount that management determined is more-likely-than-not to be realized, as it no longer believes these assets are more-likely-than-not to be realized due to the liquidity constraints and deteriorating forecasts of the Company. Additionally, Management has determined that it can no longer assert permanent reinvestment on any of the outside basis differences of its foreign subsidiaries, as it will likely need to repatriate cash and assets globally to the U.S. to meet its obligations. As a result, management has increased its deferred tax liability by $12.3 million to $24.0 million as of December 31, 2022. Also, management has an accrual for uncertain tax positions of $30.5 million as of December 31, 2022. In evaluating uncertain tax positions, management makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments and the impact of tax audit settlements on future periods. See also the “Restatement of Previously Issued Financial Statements” section of our report.

The principal considerations for our determination that performing procedures relating to the accounting for income taxes is a critical audit matter are (i) the significant judgment by management in determining the provision for income taxes, as well as when evaluating the realizability of deferred tax assets and the accruals for uncertain tax positions; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to income taxes; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the income tax provision calculation and underlying data, including the effective tax rate reconciliation, return to provision adjustments, and permanent and temporary differences; (ii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis; and (iii) evaluating the identification of accruals for uncertain tax positions and the reasonableness of the more-likely-than-not determination considering the jurisdictions, court decisions, legislative actions, statute of limitations, and new developments and the impact of tax audit settlements in future periods. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of certain of management’s judgments and estimates, including application of foreign and domestic tax laws and regulations.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
October 13, 2023

We have served as the Company’s auditor since 1995.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of error or fraud, if any, within the Company will be detected.

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of December 31, 2022, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2022 due to material weaknesses in internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, management, including the Company’s Chief Executive Officer and Chief Financial Officer have determined, based on the procedures performed, that the Consolidated Financial Statements included in this Annual Report on Form 10-K fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, for the periods presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework” (2013). Management identified material weaknesses in internal control over financial reporting as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, it did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with its accounting and financial reporting requirements. The Company did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement in financial reporting. These material weaknesses contributed to the following material weaknesses:

•The Company did not design and maintain effective controls related to the accounting for the completeness, occurrence, accuracy and presentation of income taxes, including the income tax provision and related income tax assets and liabilities.
•The Company did not design and maintain effective controls related to the accounting for the completeness, accuracy and presentation of right of use assets and lease liabilities.
•The Company did not design and maintain effective controls related to the monitoring of the designation of intercompany loans as being of long term in nature and the related impact to the accounting for foreign currency transaction gains and losses and translation adjustments.
•The Company did not design and maintain effective controls related to the accounting for the valuation of goodwill.

•The Company did not design and maintain effective controls related to account reconciliations to support the completeness, accuracy and presentation of the Consolidated Financial Statements.
•The Company did not design and maintain effective controls related to the review of the Consolidated Statement of Cash Flows.

These material weaknesses resulted in the restatement of the Company’s annual Consolidated Financial Statements in 2021 and 2020 and each of its interim Condensed Consolidated Financial Statements in 2022 and 2021 as included in this Annual Report on Form 10-K. Additionally, the material weaknesses could result in misstatements to the Company’s accounts and disclosures that would result in a material misstatement of the annual or interim Consolidated Financial Statements that would not be prevented or detected. Based on these material weaknesses, management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was not effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which appears in Item 8. Financial Statements and Supplementary Data of this Report.

Remediation Plan

While the Company has not finalized its remediation plans, the remediation plan, when finalized, is expected to include a number of enhanced activities. The Company is currently evaluating the need for additional resources with the requisite knowledge of accounting and financial reporting while supplementing existing resources with temporary resources to assist with performing technical accounting activities. The Company will re-assess and enhance its risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting.

As part of the remediation plan for income taxes, management expects to reassess and redesign internal controls related to income tax accounting and statutory financial reporting, including:

•revise and formalize numerous income tax accounting review processes,
•define and clearly communicate roles and responsibilities for income tax accounting to local and regional personnel,
•enhance governance related to the preparation and timeliness of the statutory filing process, and
•enhance the Company’s income tax controls to include specific activities to assess the accounting for significant complex transactions, including intercompany transactions, and related tax related judgements.

The Company is also developing a plan of remediation to strengthen the controls over accounting for leases. The remediation plan is expected to include the following actions:

•enhance rigor around identification and review of key lease terms, dates, and modifications,
•implement additional monitoring controls to ensure compliance with lease accounting guidance, and
•review and enhance, as appropriate, organizational structure including training and supervision of individuals responsible for lease accounting.

The Company’s remediation plan for the designation of intercompany loans is expected to include the following actions:

•revise and formalize the assessment and documentation of intercompany loans for short-term versus long-term designation,
•implement additional monitoring controls to ensure proper classification, reporting and compliance with intercompany loans accounting guidance, and
•review and enhance, as appropriate, organizational structure including training and supervision of individuals responsible for intercompany loans accounting.

The Company’s remediation plan to strengthen the controls over account reconciliations is expected to include the following actions:

•implement additional or enhanced procedures to ensure account reconciliations are properly, consistently and timely prepared and reviewed,
•design and standardize templates for the major types of account reconciliations, and
•review and enhance organizational structure including training and supervision of individuals responsible for the preparation and review of account reconciliations.

The Company’s remediation plan to strengthen the controls over the Consolidated Statement of Cash Flows is expected to include the following actions:

•review and enhance organizational structure including technical training and supervision of individuals responsible for the preparation and review of the Statement of Cash Flow, and
•enhance rigor around identification and evaluation of non-recurring items in the Statement of Cash Flow.

There is no goodwill remaining in the financial statements and therefore the Company does not expect to design specific controls to remediate this material weakness until such time that the Company would acquire a business with additional goodwill.

The Company is committed to maintaining a strong internal control environment and believes these remediation efforts will represent significant improvements in its controls over the control environment and risk assessment process. These steps will take time to be fully implemented and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fourth quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

Item 9B. Other Information.

On October 11, 2023, the Company sold its Hemingway, South Carolina manufacturing plant to Phoenix Hemingway Industrial Investors LLC, a subsidiary of Phoenix Investors LLC, for a purchase price of $15.0 million. In connection with the closing of the transaction, the Company also entered into a leaseback agreement for an initial term of up to 21 months, with a prepayment of rent in the amount of $3.0 million for the initial 12 months. The parties may renew the lease upon mutual agreement. The net proceeds to be received by the Company will be reduced by transaction commissions and expenses incurred in connection with the sale. The proceeds are expected to be applied to pay down the Term Loans under the Debt Restructuring Agreement.

On August 2, 2023, the Company’s Board of Directors approved 2023 Long Term Incentive (“LTI”) Cash Awards and 2023 Cash Retention Awards (collectively, the “2023 Awards”) to each of the Company’s executive officers (as well as to other key employees). The 2023 Awards are being issued pursuant to, and subject to, the terms and conditions of the Company’s 2019 Incentive Plan. The 2023 Awards are conditioned upon and only become effective at the end of the trading day following the filing of this Form 10-K.
a.The LTI Cash Awards are in an amount consistent with prior years’ annual 3-year LTI grants for each of the executive officers, but are payable upon vesting in cash and not equity, with 50% of such awards being subject to a three year vesting schedule during which one third of such award will vest each year, and become payable, on March 1, 2024, March 1, 2025 and March 1, 2026, with no performance hurdle, and 50% of such awards being subject to a three year cliff vesting schedule, payable in full in March 2026 assuming achievement. Mr. Fernandez’s LTI Award provides for enhanced vesting upon termination without cause as follows: (i) the time-based portion will vest pro rata based on the number of months completed in the respective vesting year (with the understanding that the grant will be treated as though it had been granted in March 2023, requiring proration to start being calculated at March 1, 2023); and (ii) the performance-based portion will vest pro rata based on the number of months completed in each respective vesting year, with achievement calculated and amounts paid only at the end of the three-year performance period upon certification of results by the Compensation Committee (expected in March 2026), with the understanding that the 2023 performance period will be counted as a full 1/3 of the overall value of the 3-year award, even though the actual performance period is truncated.
b.The 2023 Cash Retention Awards are being granted in the following amounts to the Company’s continuing executive officers: Miguel Fernandez $1.2 million, Hector Lezama $420,000, Mariela Matute $395,500, and Jim Van Ingen $300,000. These awards are payable 50% in December 2023 and 50% in July 2024 (assuming active employment on each such date), and are subject to clawback if the recipient voluntarily terminates their employment on or before July 1, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors

The Company’s Board of Directors (the “Board”) currently consists of 13 directors.

The following is information concerning our directors, each of whom has a current term expiring at the 2023 annual meeting, except as otherwise noted below. Information regarding some of the experience, qualifications, attributes and/or skills that led to the conclusion that the nominee should serve as a director is included within each person’s biographical information.

Name	Age	Director Since	Biographical Information
Susan M Cameron	64	2011
Non-Executive Chair of the Board of the Company since November 2019, after previously serving as Presiding Director / Lead Director since May 2018. Ms. Cameron is a retired Chairman and Chief Executive Officer of Reynolds American Inc., a publicly-traded tobacco company, where she served as its Non-Executive Chairman from May 2017 to July 2017, its Executive Chairman from January 2017 to May 2017, and its President and Chief Executive Officer and member of the board of directors from 2014 to December 2016 and 2004 to 2011. Ms. Cameron has considerable experience as a chief executive officer of a public company and in the marketing function for international, name-brand consumer products companies, in addition to having served on boards of other public companies. Ms. Cameron holds an undergraduate degree in Business Administration from the University of Florida and an M.B.A. from Bellarmine University.

Other current public company director service:
Aramark (since 2019)
nVent Electric plc (since 2018)

Former public company director service:
Reynolds American Inc. (2004-2011 and 2013-2017)
R.R. Donnelley & Sons Company (2009-2016)

Paul Aronzon	68	2023
Former co-Managing Partner of Milbank, Tweed, Hadley & McCloy LLP’s Los Angeles office and co-Leader of the Global Financial Restructuring Group of Milbank, a global law firm, from 1989 to 2006 and from 2008-2019, respectively. Currently, Mr. Aronzon is a strategic financial consultant with extensive experience in successful exchange and tender offers, proxy contests, rights offerings, mergers & acquisitions, financing transactions, corporate reorganization/restructuring transactions and numerous successful dispute resolution matters. Mr. Aronzon founded PSA Consulting, LLC in 2019 where he provides financial and business advice and fiduciary services. He is also currently affiliated with Arete Capital Partners, where he provides similar services. Mr. Aronzon earned a bachelor’s degree from California State University at Northridge and a Juris Doctorate from Southwestern Law School.

Other current public company director service:
WeWork Inc. (since 2023)
Revlon, Inc. (since 2023)

Former public company director service:
Noble Corporation (2021-2022)
CEC Entertainment (April, 2020-December, 2020)

Name	Age	Director Since	Biographical Information
Mark Burgess	64	2022
Current President and Chief Executive Officer of Mauser Packaging Solutions, a $4.5 billion private equity-owned global manufacturer of industrial packaging products, since August 2020. Formerly served as Chief Executive Officer of Diversey, Inc., a $2.6 billion global provider of hygiene technologies and services to food and beverage, healthcare, and institutional customers, from 2018 to 2020, and former Chief Executive Officer and Director of Signode Industrial Group (SIG), a manufacturer of industrial packaging consumables, tools and equipment from 2014 to 2018. Mr. Burgess has extensive experience in acting as a Chief Executive Officer and President of large private companies, as well as deep experience with operational and supply chain matters and experience serving on the board of another public company. Mr. Burgess holds a Bachelor of Arts degree in economics from Dickinson College and a Master of Business Administration from the Fuqua School of Business at Duke University.

Former public company director service:
Eastman Kodak Company (2013 to 2019)

Meg Crofton	69	2016
Retired President, Walt Disney Parks & Resorts Operations, U.S. & France of The Walt Disney Company, a diversified worldwide entertainment company, a position she held from 2011 to 2015. Ms. Crofton also served as President, Walt Disney World Resort, from 2006 to 2013, and previously in various positions of increasing responsibility for The Walt Disney Company since 1977. Ms. Crofton has extensive experience in diversified operations, staff and executive roles with a highly respected global brand, in addition to having served on boards of other public companies. Ms. Crofton holds an undergraduate degree in Marketing and an M.B.A. from Florida State University.

Other current public company director service:
Cracker Barrel Old Country Stores, Inc. (since 2017)
HCA Healthcare, Inc. (since 2019)

Deborah G. Ellinger	64	2021
Former President or CEO of four private-equity backed companies, and currently a Senior Advisor to Boston Consulting Group since 2018. Ms. Ellinger’s past leadership roles include: President and CEO of Ideal Image, a chain of 130 medical spas providing non-surgical cosmetic procedures across the US and Canada, from 2016 until 2018; Chairman and Chief Executive Officer of The Princeton Review, a company which assists students globally in test preparation and tutoring, from 2012 to 2014; President of Restoration Hardware, a luxury home furnishings retailer, from 2008 to 2009; and Chief Executive Officer of Wellness Pet Food, a natural pet-food company, from 2004 to 2008. She has held other senior executive roles at CVS Pharmacy and Staples, and also served as a partner at The Boston Consulting Group. Ms. Ellinger brings extensive global board experience, with a focus on the intersection of consumer products and services, technology and digitization. Ms. Ellinger is qualified as a Barrister-at-Law in London, as a member of the Inner Temple. She holds an M.A. and B.A. in Law and Mathematics from the University of Cambridge, England.

Former public company director service:
iRobot (2011 - 2023)
Covetrus, Inc. (2019 - 2022)
Interpublic Group (2015-2017)
National Life Group (2007-2014)
Sealy, Inc. (2010-2013)

Miguel Fernandez	52	2020
President & Chief Executive Officer of the Company since April 2020. Mr. Fernandez previously served as Executive Vice President, Global President of Avon Products, Inc., a global manufacturer and marketer of beauty and related products, from 2017 to January 2020. Prior to joining Avon Products, Inc., Mr. Fernandez spent nearly 10 years at Herbalife Nutrition Ltd. (f/k/a Herbalife Ltd.), a publicly-traded global nutrition company, where he advanced through a series of senior operating positions with increasing responsibility, including Executive Vice President for the Americas and Worldwide Member Operations from 2013 to 2017 and Senior Vice President and Managing Director Mexico from 2009 to 2013. Mr. Fernandez has considerable direct selling, international and financial experience. Mr. Fernandez holds an undergraduate degree from Instituto Technologico Y de Estudios Superiores de Monterrey and an M.B.A. from University of Virginia.

Name	Age	Director Since	Biographical Information
James H. Fordyce	64	2021
Co-Chairman of the Board and Co-Chief Executive Officer of Stone Canyon Industries Holdings, Inc., a global industrial holding company that he co-founded in 2019, and its predecessor company in 2014. Prior thereto, Mr. Fordyce was a senior member of J.H. Whitney Capital Partners for 18 years. Previously, he held a variety of positions at Heller Financial and Chemical Bank. Mr. Fordyce is currently Chairman of the Board of Directors and Chair of the Compensation Committee of Mauser Packaging Solutions, Inc., a privately held company. In addition, he is a Director of The Unit Scholarship Fund honoring Special Operations soldiers. Mr. Fordyce brings transformation and financial expertise, as well as direct selling industry experience from his service on the board of Herbalife Nutrition Ltd. Mr. Fordyce holds a Bachelor degree from Lake Forest College and an M.B.A. from Fordham University.

Former public company director service:
AECOM Technology (2006 to 2019)
Herbalife Nutrition Ltd. (2002 to 2004)

Richard P. Goudis	62	2020
Executive Vice Chair of the Company since March 2020. Former Chief Executive Officer of Herbalife Nutrition Ltd., a publicly-traded global nutrition company, a position he held from June 2017 to January 2019. Mr. Goudis also served as Chief Operating Officer of Herbalife Nutrition Ltd. from 2010 to 2017 and as Chief Financial Officer of Herbalife Nutrition Ltd. from 2004 to 2010. In addition to these roles, Mr. Goudis has considerable experience in executive financial and operational positions in the direct selling industry. Mr. Goudis holds a Bachelor of Business Administration in Accounting from University of Massachusetts and an M.B.A. from Nova Southeastern University. On October 6, 2023, Mr. Goudis notified the Company of his intention to resign as both a director and officer following the filing of this Form 10-K.

Pamela J. Harbour	64	2021
Former Senior Vice President & Legal Officer, Global Member Compliance & Privacy for Herbalife Nutrition Ltd, a publicly-traded global nutrition company from 2014 to 2021. Prior thereto, Ms. Harbour was a Partner at the law firms of Baker & Hostetler, LLP from December 2013 to September 2014, Fulbright & Jaworski LLP from May 2010 to December 2013, and Kaye Scholer, LLP from June 1999 to August 2003. Previously, she served as a Commissioner of the Federal Trade Commission from August 2003 to April 2010, and as Assistant Attorney General and Deputy Attorney General of the State of New York from September 1987 to May 1999. Ms. Harbour brings considerable experience in direct selling, compliance and government relations. She is also well recognized for her knowledge of evolving areas of competition and consumer protection law and privacy and data security issues. She was initially recommended as a director nominee by one of the Company’s directors, in consultation with Heidrick & Struggles International, Inc., and approved by the Nominating, Governance and Social Responsibility Committee. Ms. Harbour holds a Juris Doctorate from Indiana University School of Law and a Bachelor degree from Indiana University.

Timothy Minges	65	2021
Retired Executive Vice President & Chief Customer Officer, PepsiCo North America Beverages, and a member of PepsiCo’s Executive Committee, from 2013 to 2016. Mr. Minges has spent his entire career in the food industry, including 32 years at PepsiCo before retiring in 2016. Prior to 2013, he was President and CEO of PepsiCo’s operations in Greater China and President of PepsiCo Foods Asia Pacific. Prior to PepsiCo, Mr. Minges worked as a CPA at Alexander Grant. He is also currently engaged as an early stage investor in a variety of food and beverage startups in America. Mr. Minges brings over three decades of proven executive leadership, innovation, and consumer expertise with extensive experience in Asia. Mr. Minges holds a Bachelor of Science in Accounting from Miami University, Oxford, Ohio, and completed the PepsiCo Executive Development Program at Yale School of Management.

Other current public company director service:
Barry Callebaut AG (since 2013)

Name	Age	Director Since	Biographical Information
Christopher D. O’Leary	64	2019
Former Interim Chief Executive Officer of the Company from November 2019 through April 2020. Mr. O’Leary currently serves as Senior Advisor, Twin Ridge Capital Management, a private investment firm, a position he has held since September 2018. Mr. O’Leary is the former Executive Vice President and Chief Operating Officer, International for General Mills, Inc., a publicly-traded food company, a position he held from 2006 to 2016 after serving in various positions of increasing responsibility since 1997. He previously spent 16 years at PepsiCo, Inc., a publicly-traded multinational food and beverage corporation, where he held numerous roles, culminating in Chief Executive Officer and President of Hostess, Frito-Lay, Inc. He has extensive executive experience with public companies with highly-respected global brands, and brings more than 38 years of consumer products industry experience, in addition to having served on boards of other public companies. Mr. O’Leary holds a Bachelor of Business Administration in Marketing from Pace University and an M.B.A. from New York University.

Other current public company director service:
Telephone and Data Systems, Inc. (since 2006)

Former public company director service:
Newell Rubbermaid, Inc. (now Newell Brands, Inc.) (2014 to 2016)

Richard T. Riley	67	2015
Retired Chairman and Chief Executive Officer of LoJack Corporation (“LoJack”), a publicly-traded provider of tracking and recovery systems. He served as Chairman of the board of LoJack from November 2006 to May 2012; Chief Executive Officer from November 2006 to February 2008 and again from May 2010 to November 2011; and President, Chief Operating Officer from February 2005 through November 2006 and again from May 2010 to November 2011. Mr. Riley also served as Chairman of the board of Cimpress, N.V. from August 2009 to November 2018. Mr. Riley has considerable international experience and extensive experience in leading companies as a chief executive officer and board member. Mr. Riley holds a Bachelor in Business Administration in Accounting from the University of Notre Dame.

Other current public company director service:
Dorman Products, Inc. (since 2010)

Former public company director service:
LoJack Corporation (2005 to 2012)
Cimpress, N.V. (2005 to 2018)
New England Business Service, Inc. (2001 to 2004)

M. Anne Szostak	73	2000
Founder of Szostak Partners, an executive coaching and human resources consulting firm formed in 2004. As President of Szostak Partners, she provides strategic advice and counsel to clients. Ms. Szostak is a retired executive officer with Fleet/Boston Financial Group (previously a Fortune 100 company, now Bank of America), a diversified financial services company, with 31 years of service, including as Chairman and Chief Executive Officer of Fleet Bank-Rhode Island from 2001 to 2003, Chairman, President and Chief Executive Officer of Fleet-Maine from 1991 to 1994, and Corporate Executive Vice President and Chief Human Resources Officer of FleetBoston Financial Group from 1998 to 2004. Ms. Szostak has extensive experience in executive leadership positions in a large public company and in executive compensation and human resources, in addition to having served on boards of other public companies. Ms. Szostak holds an undergraduate degree from Colby College, and she has completed several executive education programs at Harvard Business School.

Other current public company director service:
IDEXX Laboratories, Inc. (since 2012)

Former public company director service:
Belo Corp. (2004 - 2013)
Central Maine Power Co. (1993 - 1994)
ChoicePoint, Inc. (2005 to 2008)
Keurig Dr Pepper Inc. (formerly Dr Pepper Snapple Group, Inc.) (2008 to 2018)
New England Business Service, Inc. (1998 - 2004)
Providence Gas Company (1994 to 2000)
SFN Group, Inc. (2005 to 2011)

The information as to the executive officers of the Company is included in Item 1. Business of this Report under the caption “Information About Our Executive Officers” in reliance upon General Instruction G to Form 10-K.

Code of Ethics

The Board has established corporate governance principles, a code of conduct for its officers, employees and directors, a code of ethics for financial executives and charters for each of its three standing primary committees: Audit Committee, Nominating Committee, and Compensation Committee. These documents may be found on the Company’s website (www.tupperwarebrands.com) by clicking on “Investors,” selecting the “Corporate Governance” tab and then selecting “Governance Documents.” The code of conduct and code of ethics apply to the Company’s principal executive officer, principal financial officer and principal accounting officer, among others. The Company will, to the extent required by law or regulation, disclose on its website waivers of, or amendments to, its code of conduct or code of ethics, if and when there are any.

The Board has affirmatively determined that each of the following non-employee members of the Board who served during 2022 and year to date in 2023 (and each entity with which such person is affiliated) has no material relationship with the Company, taking into consideration all relevant facts and circumstances, including without limitation, commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, and that each such member is independent, in accordance with New York Stock Exchange listing standards: Paul Aronzon, Mark Burgess, Susan M. Cameron, Meg Crofton, Deborah G. Ellinger, James H. Fordyce, Pamela J. Harbour, Timothy Minges, Christopher D. O’Leary, Richard T. Riley, and M. Anne Szostak.

Audit and Finance Committee

The Audit and Finance Committee (the “Audit Committee”), which held seven meetings in 2022, reviews the scope and results of the audit by the independent registered public accounting firm (“independent auditors”), evaluates, selects and replaces the independent auditors and has approval authority with respect to services provided by the independent auditors and fees therefor. The Audit Committee monitors the independent auditors’ relationship with and independence from the Company. In addition, it reviews the adequacy of internal control systems, internal audit function, accounting policies and the Company’s general compliance with laws and regulations, as well as reviewing and discussing with management and the independent auditors the Company’s financial statements and recommending to the Board inclusion of the audited annual financial statements in the Company’s Annual Report on Form 10-K filed with the SEC. It also oversees, reviews and makes recommendations to the Board concerning the Company’s code of conduct, its financial structure and financing needs and activities, its cybersecurity risk program, and makes determinations regarding related party transactions, if any. The current members of the Audit Committee are Messrs. Riley (Chairperson), Aronzon, Burgess, Fordyce, Minges, and Mses. Harbour and Szostak. All such members are both independent and financially literate in accordance with New York Stock Exchange listing standards and SEC requirements, and the Board has determined that Messrs. Burgess, Riley, Fordyce and Minges and Ms. Szostak are audit committee financial experts, as defined by applicable rules, and four additional directors not currently serving on the Audit Committee (Messrs. Fernandez, Goudis and O’Leary and Ms. Ellinger) also each meet the requirements of an audit committee financial expert, as defined by applicable rules. None of the members of the Audit Committee serve on more than three audit committees (including the Company’s).

Item 11. Executive Compensation.
COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our executive compensation philosophy and programs, the compensation decisions the Compensation and Human Capital Committee (for purposes of this Compensation Discussion and Analysis, the “Committee”) made under the program with respect to 2022, and the considerations in making those decisions. Specifically, this Compensation Discussion and Analysis focuses on the compensation of the Company’s Named Executive Officers (“NEOs”) listed below, whose compensation is set forth in the 2022 Summary Compensation Table and other compensation tables contained in this report.

Named Executive Officers

Miguel Fernandez	President and Chief Executive Officer
Mariela Matute(1)	Executive Vice President and Chief Financial Officer
Patricio Cuesta(2)	President, Commercial
Hector Lezama(3)	Chief Commercial Officer
Karen M. Sheehan(4)	Executive Vice President, Chief Legal Officer and Secretary
Cassandra (Sandra) E. Harris(5)	Former Chief Financial Officer and Chief Operating Officer

(1)Ms. Matute commenced employment with the Company, effective May 24, 2022.
(2)Mr. Cuesta served as President, Commercial through December 31, 2022 and then remained employed with the Company in a non-officer advisor role until his employment terminated on April 30, 2023.
(3)Mr. Lezama was promoted to Chief Commercial Officer, effective October 3, 2022.
(4)On August 7, 2023, Ms. Sheehan announced her intention to resign effective September 30, 2023.
(5)Ms. Harris’ employment with the Company terminated effective June 2, 2022.

Summary

2022 Say-On-Pay Results

In May 2022, for the ninth year in a row, shareholders overwhelmingly approved the Company’s non-binding advisory vote on executive compensation, with approximately 98% of the votes cast in support of the proposal. Both the Committee and the Company’s senior leadership team appreciated the multi-year shareholder support of “say-on-pay” and viewed such support as an endorsement of the Company’s executive compensation program. Consequently, after considering the Company’s 2022 say-on-pay results and following a review of industry-wide trends in executive compensation practices, no changes were made to the Company’s executive compensation program during 2022 in response to the 2022 “say-on-pay” vote.

2022-2023 Shareholder Outreach

The Company, led by management, regularly attempts to engage with its larger shareholders via direct outreach. The Company typically targets holders, in the aggregate, of greater than 70% of the Company’s common stock. The intent of these meetings is to (i) discuss investor philosophies on the Company’s compensation program in order to consider their perspectives when designing the Company’s executive compensation program, (ii) review any recent changes made to the Company’s executive compensation program, (iii) answer questions or address concerns raised with respect to the Company’s executive compensation program and any other aspect of the Company’s business or governance, and (iv) review ESG metrics and milestones achieved in the most recent reporting period.

Executive Compensation Design & Governance Best Practices

The Committee has implemented executive compensation design and governance practices consistent with leading and best market practices, as illustrated in the following table:

What we do	Design compensation program to align total pay with achievement of Company performance goals
Emphasize equity-based compensation for all NEOs, thereby aligning NEOs’ interests with those of our shareholders
Use a three-year performance period for performance-based long-term equity incentives
Design incentives using multiple measures, designed to measure key elements of the Company’s performance and increase line-of-sight influence by operating management
Maintain maximum payout caps under annual and long-term incentive programs
Set competitive pay levels in consideration of peer group practices
Evaluate appropriateness of peer group on an annual basis
Design compensation program to mitigate excessive risk
Require ‘double-trigger’ change-in-control for cash severance and equity acceleration
Maintain director and executive officer stock ownership requirements
Maintain an Anti-Hedging & Anti-Pledging Policy
Maintain a Clawback Policy
Review CEO succession planning process annually
Use an independent consultant retained directly by the Committee

What we don’t do	Provide change-in-control excise tax gross-ups for any executives
Grant stock options with an exercise price less than market value on grant date
Reprice stock option awards
Reload exercised stock option grants
Maintain evergreen provisions in long-term incentive plans
Pay accrued dividends or dividend equivalents unless and until the underlying equity awards vest
Provide automatic, annual increases in executive salaries
Offer employment contracts

Executive Compensation Philosophy

Attract, Retain and Motivate the Company’s Key Leadership

The Company’s executive compensation program focuses on attracting, retaining and motivating high-performing, successful leaders while incenting both short and long-term Company performance through a balanced mix of compensation vehicles. The elements comprising the total pay package are designed considering practices of competitors and benchmarking against the pay levels within the compensation peer group (as discussed below under the headings “Peer Group & Compensation Benchmarking” and “Pay Positioning for Executive Officers”). The Committee strives to provide incentive programs that align management compensation with long-term shareholder value creation, with consideration of risk created while implementing the Company’s business strategies.

In addition, the Company selectively grants stock-based awards for critical retention purposes, upon an employee’s initial hire or promotion to an executive officer role or to reward performance.

Role of the Committee in Compensation Decisions

The Committee is responsible for establishing, overseeing and determining all compensation arrangements for executive officers of the Company, including each of the NEOs and Section 16 officers. The Committee also works closely with its independent compensation consultant, Meridian Compensation Partners, LLC, to develop the market-based compensation arrangements for the Company’s officers. Pursuant to its charter, the Committee is authorized to directly retain, compensate and oversee the work of compensation consultants. In 2022, the Committee engaged Meridian Compensation Partners as its independent compensation consultant. Meridian provided a variety of executive compensation consulting services, including evaluation and review of compensation trends, regulations, management’s recommendations regarding compensation levels and plan design, incentive plan performance target practices, incentive program design related to material risk-taking, recommendations on proper governance processes with respect to executive compensation and the provision of accurate and timely data for decision-making by the Committee.

In consultation with the Committee’s independent compensation consultant, the compensation of the CEO is determined by the Committee subject to approval by the independent directors of the full Board.

Recommendations for compensation of executive officers other than the CEO and the Company’s Executive Vice Chair are made to the Committee by the CEO, which includes a discussion lead by the CEO on individual executive performance and in consultation with the Committee’s independent compensation consultant. The Committee reviews incentive programs for all executive officers with consideration of the Company’s short-term and strategic objectives. Based on this review, the Committee approves base salary, annual incentive opportunities and equity awards for all executive officers.

All compensation decisions are influenced by both market-based factors, such as peer group compensation practices, and non-market-based factors, such as Company and individual performance, NEO leadership, scope of role, tenure and experience, and retention. The Committee reviews a total compensation summary that provides a complete picture of each executive’s current target relative to the market data.

Peer Group & Compensation Benchmarking

Generally, the Company benchmarks each executive officer’s compensation directly against the Company’s peer group, as one factor used to determine appropriate compensation levels and pay mix for the Company’s executive officers. Because of the differences in size among peer group companies, regression analysis is used for estimating market compensation levels and then, in using the regressed data, the Company establishes a composite market pay level for each executive role.

The Company’s compensation peer group consists of public companies that were selected by the Committee, in consultation with its independent compensation consultant, based on similarities in operational focus, industry, complexity, revenue and to a lesser extent equity market capitalization. The Committee reviews compensation peer group companies annually for continued appropriateness.

The 2022 compensation peer group includes companies that:

•market product lines in household durables and nondurables, personal products (including beauty) and consumer goods (including plastic products);
•operate using direct–to-consumer and network marketing distribution methods; or
•market globally branded products in the consumer packaging categories of food and beverage.

The 2022 compensation peer group was the same compensation peer group that was used to evaluate 2021 compensation decisions with the exception of the removal of Brown-Forman Corp., Coty, Inc. McCormick & Company, Inc. and Ralph Lauren Corporation, as well as the addition of GoPro Inc., Medifast, Inc., Newell Brands, Inc., USANA Health Sciences, Inc., Weber Inc., WW International, Inc. and YETI Holdings, Inc. The purpose of the changes to the peer group related to the Corporation’s strategy of moving into omni-channel sales and the related increased focus on recruiting efforts from companies with omni-channel sales, and aligning our executive compensation with the executive compensation of companies with comparable scope and size. In addition, Tiffany & Co. was removed due to its acquisition by LVMH Moët Hennessy – Louis Vuitton.

The 2022 compensation peer group consisted of the following companies, categorized by industry:

Consumer Products & Packaging	AptarGroup, Inc.	Helen of Troy Limited
	Church & Dwight Co., Inc.	Newell Brands Inc.
	The Clorox Co.	Revlon, Inc.
	Columbia Sportswear Company	Weber Inc. (1)
	Edgewell Personal Care Company	Williams-Sonoma, Inc.
	Energizer Holdings, Inc.	WW International, Inc.
	GoPro Inc.	YETI Holdings, Inc.
Direct-to-Consumer & Network Marketing	Herbalife Nutrition Ltd.	Nu Skin Enterprises, Inc.
	Medifast, Inc.	USANA Health Sciences, Inc.
Food and Beverage	The Hain Celestial Group, Inc.

(1)    Weber, Inc. became a private company in December 2022, the Committee’s independent compensation consultant performed benchmarking analysis for the Committee when Weber, Inc was a publicly traded company.

Pay Positioning for Executive Officers

When making compensation decisions, the Committee considers market-based data described above on base salary, target annual incentive opportunity and long-term equity incentive opportunity for each of the Company’s executive officer positions separately, as well as the individual performance of each executive officer. In general, the Committee compares the NEOs’ compensation to the 50th percentile of the market-based data. However, as noted above, the Committee does not set NEO compensation solely based on market data, but also considers a number of non-market-based factors. For all pay elements other than base salary, actual compensation is contingent upon either the successful completion of performance goals or the Company’s stock price, and can fluctuate above or below the 50th percentile of market. Gains from past incentives are not factored into the establishment of target compensation nor are other remuneration programs, such as for retirement.

Elements of Executive Officer Direct Compensation

In line with the Company’s philosophy to attract and retain talented individuals to further the interests of the Company and its shareholders, executive officers are compensated through various compensation elements that include a balance of short, mid and long-term focus. Target compensation for executive officers includes base salary, target annual incentive awards and long-term equity awards. The weighting of an executive officer’s total compensation on long-term equity increases the more senior they are in the organization.

Base Salary

The Committee believes that annual base salary is important to attracting and retaining talented employees by providing a fixed level of income. In general, each of the Company’s executive officer roles are benchmarked to market as discussed above under “Peer Group & Compensation Benchmarking” and “Pay Positioning for Executive Officers.” When determining base salary levels, the Committee considers benchmark pay, the executive officer’s performance in the previous year, scope and complexity of role, internal equity amongst leaders of similar responsibility within the Company, experience and tenure related to their respective responsibilities, total direct compensation (base salary plus short and long-term incentive targets described below) and, in the case of new appointments, the compensation received by the NEO’s predecessor at the Company or from the NEO’s prior employer, as applicable.

In April 2022, the Committee reviewed the then-serving executive officer base salaries and, based on the factors described above, approved base salary increases for Messrs. Fernandez, Cuesta, and Lezama and Ms. Sheehan. In connection with Mr. Lezama’s promotion to Chief Commercial Officer in October 2022, the Committee further increased his base salary from $450,000 to $600,000. The increase was intended to bring Mr. Lezama’s base salary near median benchmark level for his new position. Ms. Matute’s base salary was determined by the Committee at the time of her hiring in May 2022 based on a review of market data and internal pay equity.

The following table sets forth the annualized 2022 and 2021 base salaries for each NEO and the percentage change in base salary, if applicable.

NEO	2021 Base Salary(1)	2022 Base Salary(1)		Percentage Change
Miguel Fernandez	$925,000	$960,000		3.8%
Mariela Matute(2)	N/A	$500,000		N/A
Patricio Cuesta	$500,000	$515,000		3.0%
Hector Lezama	$400,000	$600,000	(3)	50.0%
Karen M. Sheehan	$413,200	$447,000		8.2%
Cassandra (Sandra) E. Harris	$650,000	$650,000		0.0%

(1)Base salaries are reported on an annualized basis.
(2)Ms. Matute joined the Company in May 2022.
(3)Mr. Lezama’s base salary was increased to $450,000 effective April 1, 2022 as of result of the Committee’s annual review of NEO compensation and increased again to $600,000, effective October 3, 2022, in connection with his promotion to Chief Commercial Officer.

Annual Incentive Program

Program Design

The Annual Incentive Program (the “AIP”) is a broad-based program emphasizing pay-for-performance by rewarding approximately 400 key-management participants, including each of the NEOs, for achievement of short- term (annual) financial goals. Under the AIP, each NEO is assigned a line-of-sight target opportunity, expressed as a percentage of base salary. Based on the level of achieved performance, payouts under the AIP may range from 0% of target, for achievement below threshold goals, up to a maximum of 200% of target opportunity for achievement of at least 110% of the target goals.

In March 2022, in light of the continuing COVID-19 pandemic and the volatile global economy, based on management’s recommendation the Committee adopted an AIP for 2022 comprised of two six-month performance periods, one for the first two fiscal quarters of the year, and one for the last two fiscal quarters of the year. Each performance period is measured discretely with one combined payment made after the end of the fiscal year. Target amounts for each performance period were determined based on annualized base salary as of June 1 and December 1 for each respective performance period. The Committee reviewed a wide array of financial measures and decided to incentivize and reward for achievement in delivering Operating Income and net Company sales (“Net Sales”) goals. “Operating Income” represents the Company’s pre-tax profit, and excludes non-operating items. In addition, the Committee adopted inventory turnover because management felt this was a key metric to have operational focus on and to provide a reward mechanism for outstanding achievement. The table below outlines the performance measures and respective weights, as well as the payout threshold, target and maximum.

2022 AIP Committee Approved Measures and Weighting
Measures & Weighting
	Operating Income	50%
	Net Sales	25%
	Inventory Turnover	25%

Payout Opportunity
	Threshold	50%
	Target	100%
	Maximum	200%

2022 AIP Individual Targets

In setting each NEO’s target opportunity, the Committee considered each NEO’s role and responsibility and market benchmark data as described above under “Peer Group & Compensation Benchmarking” and “Pay Positioning for Executive Officers.” The following table sets forth the 2022 and 2021 AIP target opportunities, expressed as a percentage of year-end base salary, for each NEO.

NEO	2021 Year End AIP Target %	2021 Year AIP Target $	2022 Year End AIP Target %	2022 Year End AIP Target $
Miguel Fernandez	125%	$1,140,525	125%	$1,200,000
Mariela Matute(1)	N/A	N/A	70%	$212,877
Patricio Cuesta	60%	$300,000	60%	$309,000
Hector Lezama(2)	60%	$237,200	70%	$304,688
Karen M. Sheehan	60%	$247,920	60%	$268,200
Cassandra (Sandra) E. Harris	85%	$552,500	85%	$231,596

(1)The target opportunity for Ms. Matute was determined based on a review of market data and internal pay equity, with the actual AIP target pro-rated based on her 2022 start date.
(2)The Committee approved an increase in AIP target percentage for Mr. Lezama in connection with his October 2022 promotion to Chief Commercial Officer. Mr. Lezama was eligible for a target bonus equal to 60% of base salary in effect for the period from January 1, 2022 through October 3, 2022 (through the date of his promotion), and 70% of year-end base salary for the remainder of the 2022.

2022 AIP Goals & Results

The Committee established 2022 AIP goals in early March 2022. Consistent with its past practice, the Committee approved the full year performance measures in early March 2022. As noted above in “Program Design”, the Committee adopted two six-month performance periods for the 2022 AIP. The Committee believed the 2022 AIP targets were rigorous yet achievable and aligned with the Company’s operating plan and forecast for 2022. In setting the 2022 AIP targets, the Committee considered the Company’s budget as well as the external operating environment. By the second half of the 2021 calendar year, the benefits to our business from the pandemic lockdowns began to diminish as COVID-19-related lockdowns began to be eased, particularly in North America and Western Europe, as consumer mobility improved and there was a shift in spending patterns away from products that enhanced the home experience, and the corresponding COVID-19-related lockdowns and disruptions, particularly in China and Indonesia, offset any such benefits, resulting in an overall negative impact on our results. COVID-19-related lockdowns and disruptions, particularly in China and Indonesia, offset any such benefits, resulting in an overall negative impact on our results. In addition, the 2022 AIP targets were set in the context of higher inflation and interest rates as compared to the prior year.

2022 AIP Performance vs. Plan

The following tables illustrate the 2022 threshold, target and maximum goals for each of the performance measures used for NEO AIP awards in 2022. The tables also include the first two fiscal quarters’ and last two fiscal quarters’ actual results and payout percentage. The payout amount is calculated using straight-line interpolation of the actual results.

Jan - Jun Performance Measure(1)	Weight	Target	Actual Results	Payout %
Operating Income	50%	$84 M	$45.8M	0%
Net Sales	25%	$784 M	$693M	0%
Inventory Turnover Days	25%	181 days	209 days	0%

Jul - Dec Performance Measure(1)	Weight	Target	Actual Results	Payout %
Operating Income	50%	$60M	$43.2M	0%
Net Sales	25%	$727M	$658M	0%
Inventory Turnover Days	25%	179 days	208 days	0%

(1)The Company measures its AIP achievement at the same currency exchange rates at which the goals are set. Minimum bonus achievement for NEO members is 95% of target while maximum achievement is 110% of the target’s KPI.

2022 AIP Payouts

The following table illustrates the 2022 AIP target opportunity for each of the Company’s NEOs. Because the Company failed to achieve the threshold performance goals under the 2022 AIP, no amounts were paid to the NEOs under the 2022 AIP.

	Base Eligible	Target Bonus		Actual Bonus
NEO	Base Salary	(% of Salary)	$	$	(% of Target)
Miguel Fernandez	$960,000	125%	$1,200,000	$—	0%
Mariela Matute(1)	$304,110	70.0%	$212,877	$—	0%
Patricio Cuesta	$515,000	60.0%	$309,000	$—	0%
Hector Lezama(2)	$487,500	62.5%	$304,688	$—	0%
Karen M. Sheehan	$447,000	60.0%	$268,200	$—	0%
Cassandra (Sandra) E. Harris (1)	$272,466	85.0%	$231,596	$—	0%

(1)Target bonus calculated using prorated salary and target AIP percentage. Under the terms of the Company’s Executive Severance Pay Plan, Ms. Harris was entitled to a prorated bonus with respect to 2022 in connection with her termination of employment.
(2)Target bonus for Mr. Lezama is equal to 60% of base salary in effect for the period from January 1, 2022 through October 3, 2022, and 70% of year-end base salary for the remainder of the 2022 fiscal year to reflect the adjustment to his target opportunity at the time he assumed the role of Chief Commercial Officer.

Long-Term Equity Incentive Programs

A primary objective of the Company’s compensation program is to align executive interests with long-term shareholder value creation. The Committee believes that emphasizing long-term compensation fosters this alignment. The Company provides such compensation opportunities to NEOs in the form of annual equity incentives through its 2019 Incentive Plan with the objective of supporting development and execution of long-term operational and strategic plans. The Company’s 2019 Incentive Plan is designed to promote the success and enhance the value of the Company by linking the personal interests of plan participants to those of the Company’s stockholders and by providing participants with an incentive for outstanding performance of the Company’s objectives and strategies while undertaking an appropriate level of risk. The Company’s 2019 Incentive Plan is further intended to provide flexibility to the Company in its ability to motivate, attract, and retain the services of plan participants upon whose judgment, interest, and special efforts the successful conduct of its operations largely is dependent.

In addition, in certain circumstances, such as the critical retention of an NEO, a new executive hire or promotion of an employee to an executive officer role, the Committee may also grant special “off-cycle” awards of equity. In 2022, the Committee granted an off-cycle equity award to Ms. Matute in connection with her appointment of Chief Financial Officer as discussed below under “New Hire Compensation” and to Mr. Lezama in connection with his promotion to Chief Commercial Officer.

Stock-Based Incentive Programs

The Committee grants annual stock-based incentive awards to selected key members of management, including each of the NEOs, to further align their interests with those of the Company’s shareholders. The Committee considers equity compensation to be an effective way to incentivize shareholder value creation over the long-term.

The target value of the February 2022 annual equity awards was determined by the Committee for each of the then-serving NEOs based on benchmark data and competitive practices, described above under “Peer Group & Compensation Benchmarking” and “Pay Positioning for Executive Officers,” individual performance during the fiscal year and their tenure and experience within each officer’s respective roles. Each NEO’s annual stock award target value was then converted into awards of restricted stock units and performance share units awards, weighted 25% and 75%, respectively. The respective weighting of the equity awards remains unchanged from 2021. Ms. Harris forfeited her 2022 annual equity awards upon her termination of employment in accordance with the terms of the awards.

Restricted stock unit awards represent a right to receive shares of common stock at the end of a specified vesting period based on continued service, while performance share units awards represent a right to receive shares of common stock at the end of a specified performance period based on the achievement of pre-established performance goals and continued service. Both restricted stock units and performance share units have a three-year vesting period, with restricted stock units having three-year ratable vesting and PSPs having three-year cliff vesting. The Committee believes that the use of restricted stock units and performance share units awards are valuable tools to incentivize the achievement of key performance goals for the Company and to attract and retain critical talent.

Performance Share Program (PSP)

The Company’s executive officers and selected other management employees are eligible to participate in the Company’s PSP, a three-year stock-based performance program with annual overlapping award cycles. Performance share units awards represent performance share units, which result in the delivery of shares of Company common stock to participants on the achievement of key Company performance measures. Cumulative three-year goals are established, defining each performance measure’s achievement at a threshold, target and maximum performance level.

Awards are expressed as a number of shares to be delivered for target level performance, based on achievement of these metrics. The actual number of shares that vest is calculated using straight-line interpolation of results between threshold, target and maximum goals.

2022-2024 PSP Grants

All then-serving executive officers, including each of the then-serving NEOs, were granted awards in February 2022 under the 2022-2024 PSP. For the 2022-2024 PSP, performance will be measured from January 1, 2022 to December 31, 2024, based on achievement against performance goals relating to net sales growth and adjusted earnings per share (“EPS”), both weighted equally at 50%.

The Committee chose net sales growth and adjusted EPS to further align the interests of our executive officers with long-term shareholder value creation, support the development and execution of our long-term operational and strategic plans and align rewards with our long-term business performance and the retention of talent. The threshold, target and maximum goals under the 2022-2024 PSP were established by the Committee during the first quarter of 2022. The Committee believed the PSP performance goals were rigorous yet achievable.

2020-2022 PSP Grant Payout

Performance under the 2020-2022 PSP was measured from January 1, 2020 to December 31, 2022, by achievement against adjusted EPS and relative total shareholder return (rTSR) performance goals, with adjusted EPS weighted at 75% and rTSR weighted at 25%. The threshold, target and maximum goals under the 2020-2022 PSP for adjusted EPS were established by the Committee during the first quarter of 2020. In determining the adjusted EPS goals, the Committee assumed a number of diluted shares, which included assumptions for share repurchases during the performance period.

To the extent actual diluted shares during the performance period varied from the number of diluted shares used in setting the adjusted EPS goals, the 2020-2022 PSP design limits the impact of the share variation to +/- 10 percentage points on the achievement percentage under the program. rTSR was measured as achievement versus a group of companies comprised of the S&P 400 MidCap

Consumer Discretionary company index plus the companies identified as the 2020 Compensation Peer Group in the Company’s 2020 proxy statement, using the companies in the group both at the beginning and at the end of the performance period. For Company performance at the 35th percentile, threshold shares (50% of target share units) would be earned, at the 50th percentile 100% of target share units would be earned, and at the 75th percentile or greater, maximum shares (150% of target share units) would be earned.

The following table illustrates the 2020-2022 PSP program’s adjusted EPS and rTSR threshold, target and maximum goals, and the actual Company results as certified by the Committee at its meeting in February 2023.

	2020-2022 Performance Share Plan Actuals
Plan Measures	Threshold	Target	Max	Result	% of Shares Earned	% of Shares Vested(2)
3 Year Aggregate Adjusted EPS(1)	$7.41	$8.23	$9.05	8.4	0%	0%
Relative total Shareholder Return (in percentile)	35th	50th	75th	6th	0%	0%

(1)Adjusted EPS is calculated as the Company’s diluted earnings per share, excluding “items” as determined under the AIP each year, stated in U.S. dollars at the exchange rates at which the goals were originally set and using actual diluted shares of the fourth quarter of the year before the AIP begins. In the event that actual diluted shares during the Program’s term are significantly different than the number of shares used in establishing the goal, an adjustment to the achievement percentage will be considered.
(2)Overall achievement in the 2020-2022 PSP resulted in no shares earned for both the EPS and rTSR measures under the 2020-2022 PSP design. In recognition of her individual contributions to the Company, in early 2023, the Committee exercised discretion to cause Ms. Sheehan to vest in 43,476 shares from her 2020-2022 PSP program opportunity, a level equivalent to 114% of the 2020-2022 PSP target opportunity. Mr. Fernandez, the only other NEO participant in the 2020-2022 PSP Program, did not vest in any units or shares under the 2020-2022 PSP program.

New Hire Compensation

In connection with her appointment to the position of Chief Financial Officer, Ms. Matute, received a $155,000 cash sign-on bonus paid coincident with the date of the 2022 AIP bonus payment and subject to her continued employment through the payment date for the 2022 AIP bonuses. Ms. Matute’s cash sign-on bonus was subject to repayment if she voluntarily terminated her employment on or before May 24, 2023. Ms. Matute also received two equity awards in 2022, a new hire equity award of $600,000 in economic value and a pro-rata annual equity award of $433,000 in economic value, each consisting 75% of performance share units and 25% restricted share units and vesting based on the same performance-based and service-based vesting conditions applicable to the 2022 grants to the Company’s NEO. Based on the total economic value, Ms. Matute received 136,686 performance share units with three-year cliff vesting, and 45,504 restricted share units with three-year equal annual vesting. The Committee determined the size of Ms. Matute’s sign-on bonus and equity award to compensate her for forfeited compensation at her previous employer and after considering market data and the input of the Committee’s independent compensation consultant.

Other Elements of Total Compensation

The Company provides each continuing NEO with retirement benefits, health and welfare benefits, limited perquisites and expatriate and relocation benefits, which collectively form an integral part of an NEO’s market competitive total compensation package.

Retirement Benefits

Retirement benefits for continuing NEOs based in the United States currently consist of a qualified retirement savings (401(k)) plan and a defined contribution portion of the Company’s Supplemental Plan, which serves as a spill- over retirement savings plan for participants with compensation that exceeds the limitation under Section 401(a)(17) of the Code. Our prior Executive Deferred Compensation Plan was frozen with respect to future deferrals, effective January 1, 2021. The Supplemental Plan and the Executive Deferred Compensation Plan are discussed in greater detail in the “2022 Non-Qualified Deferred Compensation” section below.

Health and Welfare Plans

The Company offers group health and welfare benefits to the continuing NEOs, which are generally provided to a broad base of employees. Health and welfare benefits include group medical, dental, and disability and basic life insurance.

Perquisites

The Company provides executive officers with a limited number of perquisites that the Committee believes are consistent with competitive market practice. For 2022, perquisites provided included a biennial executive physical; matching contributions on certain charitable gifts; and financial and tax planning.

Expatriate, Assignment & Relocation Benefits

During 2022, Ms. Matute received relocation assistance for her relocation to Florida. These benefits are consistent with the Company’s mobility policies. Benefits available in conjunction with various types of employee assignments can include goods and services allowances, housing, income taxes, relocation benefits, home leave, language training, immigration fees, and other items that may be considered on a case-by-case basis. These benefits are included in the “All Other Compensation” amount in the 2022 Summary Compensation Table.

Executive Severance Pay Plan

The Company maintains the Tupperware Brands Corporation Executive Severance Pay Plan (the “Executive Severance Plan”). The Executive Severance Plan is applicable to all officers, as defined under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Exchange Act rules, all executive vice presidents, and all senior vice presidents (the “Eligible Officers”). The Executive Severance Plan helps accomplish the Company’s compensation philosophy of attracting and retaining key employees. The Committee believes it is appropriate to provide executives with the rewards and protections afforded by the Executive Severance Plan. The Executive Severance Plan also reduces the need to negotiate individual severance arrangements with new hires or departing executives. Severance is paid under the Executive Severance Plan upon a termination without cause, subject to the Eligible Officer’s execution and non-revocation of a release of claims in favor of the Company and its affiliates. In connection with the eliminations of their positions, Ms. Harris and Mr. Cuesta each became eligible for severance benefits pursuant to the terms of the Company’s Executive Severance Pay Plan.

See “Potential Payments Upon Termination or Change in Control” below, for a quantification of and additional information regarding payments and benefits under the Severance Plan, including the payments received by Ms. Harris and the benefits to be paid to Mr. Cuesta in connection with their terminations of employment.

Change-in-Control Agreements

The Company has entered into change-in-control agreements with certain of its officers, including the NEOs, which serve to attract and retain executives by providing a competitively designed element of executive compensation. In the event of a change-in-control, these agreements provide benefits in lieu of the benefits offered under the Executive Severance Plan. Change-in-control agreements have been entered into due to the Committee’s desire to provide, in the event of a threatened change-in-control, adequate retention devices to assure that senior management remains focused on business operations through the conclusion of a change-in-control transaction. These change-in-control agreements do not provide for any tax gross-ups.

See “Change-in-Control Payments” for additional discussion on change-in-control agreements.

Other Compensation Practices

Stock Ownership and Holding Requirements

The Committee requires all NEOs to acquire and hold an amount of Company stock with a value equal to a specified multiple of the NEO’s annual salary. The required ownership multiple for the CEO is six times annual salary, and the multiple for the other NEOs is two or three times annual salary. If an NEO does not hold shares with a value at least equal to their required multiple of salary, at least 50% of the after-tax value of future received shares, net of the amount of any strike price, is required to be held until the requisite ownership level requirement is satisfied. The intention of the required 50% after-tax holding is to provide a process for officers to reach their holding requirement when newly hired, newly promoted, or when fluctuations in the stock price or salary cause the value of their holdings to go below the required level, not due to an action he or she has taken. Provided an officer is complying with such holding requirement, he or she will not be considered to be out of compliance even if not at their full ownership level.

Shares held for the purpose of measuring ownership include those that would be awarded under existing performance share programs if forecast performance is achieved, as well as shares associated with unvested restricted stock units. As of December 30, 2022, all continuing NEOs were in compliance with the Company’s stock ownership requirements.

The following table illustrates the equity program shares used to measure stock ownership requirements:

Private Ownership	Unvested Restricted Stock Units	Performance Share Programs (at forecast)	Stock Options
Yes	Yes	Yes	Yes

Anti-Hedging and Pledging Policies

The Company’s stock trading policy prohibits executive officers from entering into hedging transactions that are intended to offset, in whole or in part, the economic risks associated with the ownership of Company stock. Types of hedging transactions prohibited under the Company’s stock trading policy, include, but are not limited to, selling short in Company securities and trading in exchange traded derivative instruments, such as puts, calls, spreads, straddles, etc. related to the Company’s securities. The Company’s stock trading policy also prohibits executive officers from holding Company securities in a margin account or pledging Company securities as collateral for a loan without seeking pre-clearance from the Chief Legal Officer.

Recapture of Awards and Payments

The Company has a “clawback” policy that permits the Company to recover previous cash payments, deferrals of cash payments, or deliveries of common stock of the Company that were made pursuant to any incentive compensation award, including any discretionary award, in the event it is determined that the Company’s previously reported financial results have been misstated due to the error, omission, fraud or other misconduct of an employee of the Company or any of its subsidiaries, including a misstatement that leads to a restatement of previously issued financial statements. In 2022, no triggering event or recovery occurred with respect to any of the NEOs. As previously disclosed, certain accounting errors were discovered that necessitated a restatement of the 2020 and 2021 financial statements. Under the terms of the Company’s clawback policy, the Committee is required to review all incentive payments during those years to determine if any potential overpayments were made and if recovery of any incentive compensation would be required. The Committee undertook a comprehensive incentive payment analysis and concluded that in 2021, seven officers were overpaid an aggregate amount of $12,447 under the Annual Incentive Plan. The Company is currently working to recover the overpayments. The Company intends to amend our clawback policy to comply with the listing standards recently adopted by the NYSE.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. O’Leary (Chairperson), Mses. Cameron, Crofton and Ellinger and Messrs. Fordyce and Minges were members of the Committee during 2022. Except for Mr. O’Leary’s service as Interim Chief Executive Officer from November 2019 through April 2020, none of the members of the Committee is or has been an executive officer of the Company, nor did any of them have any relationships requiring disclosure by the Company under Item 404 of SEC Regulation S-K. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of the Company or member of the Compensation Committee during 2022.

2022 SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation of each of the Company’s Named Executive Officers (NEOs) for the years ended December 31, 2022, December 25, 2021 and December 26, 2020.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Miguel Fernandez	2022	975,553	—	3,600,035	—	—	—	157,085	4,732,673
President & CEO	2021	943,629	500,000	3,000,048	—	765,210	—	224,782	5,433,669
	2020	677,492	—	2,124,002	—	1,527,049	—	301,058	4,629,601

Mariela Matute	2022	306,921	—	1,033,418		—	—	153,899	1,494,238
CFO(5)

Cassandra (Sandra) E. Harris	2022	285,225	—	1,125,011	—	—	—	717,855	2,128,091
Former CFO & COO(5)	2021	672,764	—	1,125,050	—	370,683	—	208,993	2,377,490
	2020	576,476	—	1,280,013	—	970,082	—	169,521	2,996,092

Patricio Cuesta	2022	535,476	—	600,035	—	—	—	65,152	1,200,663
President, Commercial	2021	516,033	—	500,050	—	201,276	—	73,844	1,291,203
	2020	303,195	—	400,002	—	395,803	—	125,931	1,224,931

Karen M. Sheehan(5)	2022	448,071	—	550,008	—	—	—	52,964	1,051,043
EVP, CLO & Secretary	2021	421,831	—	500,050	—	166,335	—	80,659	1,168,875
	2020	424,071	—	830,013	—	480,000	—	53,208	1,787,292

Hector Lezama	2022	457,125	—	2,400,038	—	—	—	24,473	2,881,636
CCO(5)	2021	396,851	—	450,065	—	—	159,860	107,626	1,114,402

(1)Includes NEO contributions held in the Tupperware Brands Corporation Retirement Savings Plan (the “Retirement Savings Plan”) that were deferred pursuant to Section 401(k) of the Code and NEO contributions to the Company’s Flexible Benefits Plan.
(2)Amounts represent the aggregate grant date fair value of stock awards made during the fiscal year under the 2019 Incentive Plan computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). The awards included in this column for 2022 include: (a) annual restricted stock unit awards granted to each then-serving NEO in February 2022, (b) restricted stock unit award and performance share units award (which is reported based on target performance achievement, which was the probable achievement of the underlying performance conditions at the time of grant) granted to Ms. Matute in connection with the commencement of her employment in May 2022, (c) restricted stock units granted to Mr. Lezama in connection with a one-time grant made in November 2022, and (c) performance share units awards granted to each then-serving NEO in February 2022 with vesting subject to performance conditions, which are reported based on target performance achievement, which was the probable achievement of the underlying performance conditions at the time of grant. Assuming that the highest level of performance conditions were to be achieved, for fiscal year 2022, the grant date fair value for each participating NEO’s performance share units award would be as follows: Mr. Fernandez: $5,400,043; Ms. Matute: $1,550,019; Mr. Cuesta: $900,062; Mr. Lezama; $900,062, and Ms. Sheehan: $825,002 . The assumptions used in the valuations may be found in Note 2: Incentive Compensation Plans of the Company’s 2022 Annual Report on Form 10-K.
(3)Because the Company did not achieve the threshold performance goals under the 2022 AIP, there were no AIP payouts with respect to 2022.

(4)For 2022, the “All Other Compensation” column includes amounts related to executive perquisites provided by the Company, which may include executive physical, financial and tax services, life insurance premiums and contributions provided by the Company pursuant to either the Retirement Savings Plan and/or the defined contribution portion of the Tupperware Brands Corporation Supplemental Plan (the “Supplemental Plan”). The following table details each of the applicable amounts included in the 2022 Summary Compensation Table under the heading “All Other Compensation”. Ms. Matute received benefits in connection with her relocation to Orlando, Florida in accordance with the Company’s mobility policy. Ms. Matute’s relocation benefits consisted of $10,000 for relocation allowance, $72,170 for home sale assistance (including a tax gross-up of $22,170), $68,567 for household goods, vehicle shipments, house hunting trip and temporary housing (including a tax gross-up of $16,696). These benefits were valued based on the aggregate incremental cost to the Company and represent the amounts paid directly to, or on behalf of, Ms. Matute. The relocation benefits paid to Ms. Matute are subject to 100% repayment if she separates from the Company within one-year and 50% repayment if she separates from the Company within two years. See ‘Potential Payments Upon Termination or Change in Control” below for further information regarding payments received by Ms. Harris in connection with her terminations of employment.
(5)Mr. Lezama was appointed to the position of Chief Commercial Officer on October 3, 2022. Ms. Matute was appointed to the position of Chief Financial Officer effective May 24, 2022. Ms. Harris’ employment with the Company was terminated effective June 2, 2022. Mr. Cuesta’s employment with the Company terminated on April 30, 2023. On August 7, 2023, Ms. Sheehan announced her intention to resign effective September 30, 2023.

Item	Miguel Fernandez	Cassandra (Sandra) E. Harris(6)	Patricio Cuesta	Karen M. Sheehan	Hector Lezama	Mariela Matute
Financial/Tax Services	5,500	5,500	1,580	1,000	—	—
Relocation Benefits	—	—	—	—	—	150,737
Retirement Savings Plan Company Contributions	24,542	25,530	22,630	24,963	24,473	3,162
DC Portion of the Supplemental Plan Company Contributions	127,043	30,662	36,683	27,001	—	—
Executive Physical	—	—	4,259	—	—	—
Health Savings Account	—	1,163	—	—	—	—
Severance Benefit	—	650,000	—	—	—	—
Consulting/Legal Fees	—	5,000	—	—	—	—
All Other Compensation	$157,085	$717,855	$65,152	$52,964	$24,473	$153,899

(6) Ms. Harris severance benefit was equal to 52 weeks of pay, which was made in accordance with the Tupperware Executive Severance Pay Plan. Ms. Harris was reimbursed for legal expenses incurred in the negotiation of her waiver and release agreement in connection with her termination from the Company.

2022 GRANTS OF PLAN-BASED AWARDS

The following table sets forth grants of non-equity performance-based awards and equity-based compensation awards made to the NEOs during 2022.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name and award program	Grant Date	Approval Date	Threshold	Target	Maximum	Threshold #	Target #	Maximum #	All Other Stock Awards: Number of Shares of Stock or Units(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Miguel Fernandez
Annual Incentive Program	n/a	n/a	600,000	1,200,000	2,400,000	—	—	—	—	—	—
Sales Growth-Based PSP Award	2/25/2022	2/2/2022	—	—	—	41,260	82,519	165,038	—	—	1,350,011

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name and award program	Grant Date	Approval Date	Threshold	Target	Maximum	Threshold #	Target #	Maximum #	All Other Stock Awards: Number of Shares of Stock or Units(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
EPS-Based PSP Award	2/25/2022	2/2/2022	—	—	—	41,260	82,519	165,038	—	—	1,350,011
Restricted Stock Units	2/25/2022	2/2/2022	—	—	—	—	—	—	55,013		900,013

Cassandra (Sandra) E. Harris
Annual Incentive Program	n/a	n/a	115,798	231,596	463,192	—	—	—	—	—	—
Sales Growth-Based PSP Award	2/25/2022	2/2/2022	—	—	—	12,894	25,787	51,573	—	—	421,875
EPS-Based PSP Award	2/25/2022	2/2/2022	—	—	—	12,894	25,787	51,573	—	—	421,875
Restricted Stock Units	2/25/2022	2/2/2022	—	—	—	—	—	—	17,192	—	281,261

Patricio Cuesta
Annual Incentive Program	n/a		154,500	309,000	618,000	—	—	—	—	—	—
Sales Growth-Based PSP Award	2/25/2022	2/2/2022	—	—	—	6,877	13,754	27,508	—	—	225,015
EPS-Based PSP Award	2/25/2022	2/2/2022	—	—	—	6,877	13,754	27,508	—	—	225,015
Restricted Stock Units	2/25/2022	2/2/2022	—	—	—	—	—	—	9,169	—	150,005

Karen M. Sheehan
Annual Incentive Program	n/a	n/a	134,100	268,200	536,400	—	—	—	—	—	—
Sales Growth-Based PSP Award	2/25/2022	2/2/2022	—	—	—	6,304	12,607	25,214	—	—	206,251
EPS-Based PSP Award	2/25/2022	2/2/2022	—	—	—	6,304	12,607	25,214	—	—	206,251
Restricted Stock Units	2/25/2022	2/2/2022	—	—	—	—	—	—	8,405	—	137,506

Hector Lezama
Annual Incentive Program	n/a	n/a	152,344	304,688	609,376	—	—	—	—	—	—
Sales Growth-Based PSP Award	2/25/2022	2/2/2022	—	—	—	6,877	13,754	27,508	—	—	225,015
EPS-Based PSP Award	2/25/2022	2/2/2022	—	—	—	6,877	13,754	27,508	—	—	225,015
Restricted Stock Units	2/25/2022	2/2/2022	—	—	—	—	—	—	9,169	—	150,005
Restricted Stock Units	11/4/2022	n/a	—	—	—	—	—	—	447,762	—	1,800,003

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name and award program	Grant Date	Approval Date	Threshold	Target	Maximum	Threshold #	Target #	Maximum #	All Other Stock Awards: Number of Shares of Stock or Units(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Mariela Matute
Annual Incentive Program	n/a	n/a	106,439	212,877	425,754	—	—	—	—	—	—
Sales Growth-Based PSP Award	[5/24/2022]	[n/a]	—	—	—	34,172	68,343	136,686	—	—	387,705
EPS-Based PSP Award	[5/24/2022]	[n/a]	—	—	—	34,172	68,343	136,686	—	—	387,705
Restricted Stock Units	[5/24/2022]	[n/a]	—	—	—	—	—	—	45,504	—	258,008

(1)For the rows associated with the Annual Incentive Program, represents the range of possible future payouts under the 2022 AIP award opportunities. The AIP opportunity for Ms. Matute was pro-rated to reflect her 2022 start date with the Company. The AIP opportunity for Mr. Lezama was pro-rated to reflect the change in his AIP target opportunities during the year. Please see the “Annual Incentive Program” section of the Compensation Discussion and Analysis for further information regarding the 2022 AIP.
(2)Represents the number of performance share units awarded under the 2022-2024 PSP, which may vest subject to either net sales growth or earnings per share (EPS) goals over the 2022-2024 performance period, as described under the heading “Performance Share Program” above. Each NEO’s award was granted under 2019 Incentive Plan. Ms. Harris forfeited her performance share units award in connection with the termination of her employment on June 2, 2022.
(3)Represents restricted stock units awarded under the 2019 Incentive Plan. The restricted stock unit awards granted on February 25, 2022 and May 24, 2022 will vest in equal installments of the first, second and third anniversaries of the grant date. Mr. Lezama’s restricted stock unit award granted on November 4, 2022 is scheduled to vest 25% on the one-year anniversary of the grant date, 25% on the second-year anniversary of the grant date and 50% on the third-year anniversary of the grant date. Ms. Harris forfeited her restricted stock unit award in connection with the termination of her employment on June 2, 2022.
(4)Reflects the aggregate grant date fair value of the award determined pursuant to FASB ASC Topic 718 and, for awards subject to performance- based conditions, are calculated based on target performance achievement, which is the probable achievement level of the underlying performance conditions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2022

The following table provides information regarding outstanding equity awards held by each of the NEOs other than Ms. Harris as of December 31, 2022, with stock awards valued based on the closing Company stock price on the last trading day of the fiscal year of $4.14 per share. As of December 31, 2022, Ms. Harris did not hold any outstanding equity awards with respect to the Company.

	Option Awards				Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units of Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Miguel Fernandez	—	—	—	—	141,844	(1)	587,234	—		—
	—	—	—	—	200,000	(2)	828,000	—		—
	—	—	—	—	20,017	(3)	82,870	—		—
	—	—	—	—	—		—	9,008	(4)	37,293
	—	—	—	—	—		—	18,015	(4)	74,582

	Option Awards				Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units of Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	—	—	—	—	—		—	18,015	(4)	74,582
	—	—	—	—	55,013	(5)	227,754	—		—
	—	—	—	—	—		—	41,260	(6)	170,816

Mariela Matute	—	—	—	—	—		—	41,260	(6)	170,816
	—	—	—	—	19,048	(7)	78,859	—		—
	—	—	—	—	26,456	(7)	109,528	—		—
	—	—	—	—	—		—	34,172	(6)	141,472
	—	—	—	—	—		—	34,172	(6)	141,472

Patricio Cuesta	—	—	—	—	138,409	(9)	573,013	—		—
	—	—	—	—	3,337	(3)	13,815	—		—
	—	—	—	—	—		—	1,502	(4)	6,218
	—	—	—	—	—		—	3,003	(4)	12,432
	—	—	—	—	—		—	3,003	(4)	12,432
	—	—	—	—	—		—	6,877	(6)	28,471
	—	—	—	—	—		—	6,877	(6)	28,471
	—	—	—	—	9,169	(5)	37,960	—		—

Karen M. Sheehan	2,377	—	66.56	11/30/2024	—		—	—		—
	4,911	—	55.55	11/12/2025	—		—	—		—
	12,653	—	58.90	11/17/2026	—		—	—		—
	21,470	—	58.21	11/1/2027	—		—	—		—
	21,332	—	37.16	10/31/2028	—		—	—		—
	—	—	—	—	11,300	(10)	46,782	—		—
	—	—	—	—	72,581	(8)	300,485	—		—
	—	—	—	—	3,337	(3)	13,815	—		—
	—	—	—	—	—		—	1,502	(4)	6,218
	—	—	—	—	—		—	3,003	(4)	12,432
	—	—	—	—	—		—	3,003	(4)	12,432
	—	—	—	—	8,405	(5)	34,797	—		—
	—	—	—	—	—		—	6,304	(6)	26,099

Hector Lezama	—	—	—	—	—		—	6,304	(6)	26,099
	—	—	—		86,506	(9)	358,135	—		—
	—	—	—	—	3,003	(3)	12,432	—		—
	—	—	—	—	—		—	1,352	(4)	5,597
	—	—	—	—	—		—	2,703	(4)	11,190
	—	—	—	—	—		—	2,703	(4)	11,190

	Option Awards				Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units of Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	—	—	—	—	9,169	(5)	37,960	—		—
	—	—	—	—	—		—	6,877	(6)	28,471
	—	—	—	—	—		—	6,877	(6)	28,471
	—	—	—	—	447,762	(11)	1,853,735	—		—
(1)These restricted stock units vested or will vest in three equal annual installments beginning April 6, 2021.
(2)Performance share units will vest upon the later of April 6, 2023 and the thirtieth consecutive trading day, occurring on or prior to April 6, 2025, on which the closing price of Company common stock exceeds $4.00. The market price vesting trigger was achieved during 2020 and this award remains subject to the service-based vesting requirements.
(3)These restricted stock units vested or will vest in three equal annual installments beginning March 12, 2022.
(4)Performance share units pursuant to the 2021-2023 PSP; value illustrated at the threshold achievement vesting level under the program. If earned, units will vest after certification of performance results on March 31, 2024.
(5)These restricted stock units vested or will vest in three equal annual installments beginning February 25, 2023.
(6)Performance share units pursuant to the 2022-2024 PSP; value illustrated at the threshold achievement vesting level under the program. If earned, units will vest after certification of performance results on February 25, 2025.
(7)These restricted stock units vested or will vest in three equal annual installments beginning May 24, 2023.
(8)Performance share units vested on May 19, 2023, conditioned upon the Company common stock achieving a market price above $3.00 per share for thirty consecutive trading days during the vesting period. These fully vested on May 19, 2023 but were subject to service-based vesting requirements as of December 31, 2022.
(9)These restricted stock units vested on April 29, 2023.
(10)These restricted stock units vested on February 18, 2023.
(11)These restricted stock units will vest in three annual installments beginning November 4, 2023.

OPTION EXERCISES AND STOCK VESTED IN 2022

The following table sets forth stock option exercises and stock awards that vested for the NEOs during the year ended December 31, 2022.

	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)
Miguel Fernandez	151,852	2,856,357
Cassandra (Sandra) E. Harris	34,754	641,180
Patricio Cuesta	1,668	29,274
Karen M. Sheehan	12,968	225,327
Hector Lezama	1,501	26,748

PENSION BENEFITS

The Company does not maintain any qualified or non-qualified defined benefit plans in which the NEOs participate.

2022 NON-QUALIFIED DEFERRED COMPENSATION

Supplemental Plan (Defined Contribution Plan Portion)

The defined contribution portion of the Company’s Supplemental Plan serves as a spill-over plan for participants with compensation that results in deferrals that exceed the limitation under Section 401(a)(17) of the Code. The participant may not continue to defer his or her own earnings, but receives credit for all employer contributions. Employer contributions are based on eligible compensation paid to the employee and made after a participant exceeds the 401(k) compensation limit. Contribution amount is calculated at 9% of eligible pay over the compensation limit. The defined contribution portion of the Supplemental Plan also provides an age-graded allocation (2 to 12 percent of earnings in excess of $125,000; subject to age-graded maximums) to a closed group of employees who as of June 30, 2005 were in a position of Director level or above whose annual rate of base pay on June 30, 2005 exceeded $125,000, and who are actively employed as of each fiscal year end. The interest credited to participants’ accounts in 2022 equals the 3.1597% average 2022 rate of return on 30-year U.S. treasury bonds. Payout from this account may be by installments or in a lump sum, as elected in the enrollment materials completed by the participant. Termination of employment triggers payout.

2022 NON-QUALIFIED DEFERRED COMPENSATION TABLE

The following table sets forth the deferred compensation activity under the defined contribution portion of the Supplemental Plan, for the Company’s NEOs as of and for the fiscal year ended December 31, 2022.

		Executive Contributions in FY 2022	Registrant Contributions in FY 2022	Aggregate Earnings in FY 2022	Aggregate Withdrawals/Distributions in FY 2022	Aggregate Balance at December 31, 2022
Name	Plan Name	($)	($)(1)	($)(2)	($)	($)(3)
Miguel Fernandez	Tupperware Brands Supplemental Plan (DC portion)	—	127,043	8,847	—	341,318
Cassandra (Sandra) E. Harris	Tupperware Brands Supplemental Plan (DC portion)	—	30,662	5,605	—	190,149
Patricio Cuesta	Tupperware Brands Supplemental Plan (DC portion)	—	36,683	2,179	—	93,607
Karen M. Sheehan	Tupperware Brands Supplemental Plan (DC portion)	—	27,001	4,267	—	157,569
Hector Lezama	Tupperware Brands Supplemental Plan (DC portion)	—	—	—	—	—
Mariela Matute	Tupperware Brands Supplemental Plan (DC portion)	—	—	—	—	—

(1)All Registrant (Company) contributions are included in the 2022 Summary Compensation Table under “All Other Compensation”.
(2)In 2022, the interest rate earned under the Supplemental Plan Tupperware Brands Corporation’s Global Benefits Plan was 3.1597%.
(3)Amounts in this column include the following amounts that were previously reported in the Summary Compensation Table as compensation for 2021 and 2020: Mr. Fernandez – $202,831; Ms. Harris – $143,904; Mr. Cuesta – $2,980; and Ms. Sheehan – $66,028.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Severance Payments

The Executive Severance Plan is applicable to all officers, as defined under Section 16 of the Exchange Act and the Exchange Act rules, all executive vice presidents, and all senior vice presidents (the “Eligible Officers”). The following are the key terms of the Executive Severance Plan:

•Eligibility: In order to be eligible to receive severance payments pursuant to the Executive Severance Plan, the Eligible Officer must have been terminated without cause. In general, termination without cause occurs if the Eligible Officer’s employment is terminated through no fault of the Eligible Officer due to permanent reduction in the Company’s work force, discontinuance of a business operation, job/position elimination, a sale of business or any part thereof, department closing, or other termination as determined by the Company.
•Level of Cash Severance: For the Chief Executive Officer, continued base salary payments for two years, and for all other Eligible Officers, continued base salary payment for one year, paid in the form of salary continuance (and not in a lump sum).
•Pro-Rated Bonus: Eligible to receive a pro-rated annual bonus for any completed or partial bonus plan year worked up to date of termination, based on the actual achievement of performance metrics, with the bonus to be paid at the normal payment date or dates.
•Waiver and Release: Amounts payable under the Executive Severance Plan are subject to the Eligible Officer’s execution and non-revocation of a release of claims in favor of the Company and its affiliates.

Ms. Harris is, and Mr. Cuesta is expected to be, eligible for severance benefits under the Executive Severance Plan due to their position elimination. Subject to their execution and non-revocation of a release of claims in favor of the Company, they each will receive or are receiving the following benefits: 52 weeks of pay; twelve months of executive outplacement services; and a pro-rated bonus for the year in which termination occurs based on actual performance. Accordingly, Ms. Harris will receive salary continuation of $650,000 and outplacement services with an expected value equal to $8,500. Because there were no 2022 AIP bonus, Ms. Harris did not receive a pro-rated bonus for the year of termination. Mr. Cuesta receives similar benefits following his separation from the Company in April 2023.

Change-in-Control Payments

Each continuing NEO is a party to a change-in-control agreement with the Company under which, in certain circumstances, payments, including health and welfare benefits, would be paid by the Company in the event of a change-in-control and a termination of the NEO’s employment within a two-year period after the change-in-control. A termination would only trigger payments if made by the Company other than for “cause” or “disability,” or by the executive upon “good cause,” which would involve a substantial diminution of job duties, a material reduction in compensation or benefits, a relocation, a failure of a successor company to assume the agreement or a breach of the agreement by the Company or a successor company. Under the terms of the change in control agreement, “cause” will generally occur in the event of the NEO’s willful and continued failure to perform substantially the NEO’s duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness) or the willful engaging by the NEO in illegal conduct or gross misconduct, which is materially and demonstrably injurious to the Company.

A change-in-control is generally defined to mean an acquisition by one investor of over 35 percent of the Company’s capital stock, the replacement of a majority of the Company’s incumbent directors, shareholder approval of a complete liquidation or dissolution of the Company, or the consummation by the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company.

The payments to an NEO under these change-in-control agreements would be made in a lump sum and would include a pro-rata amount of any outstanding AIP at target level, as well as an amount equal to a multiple of the sum of the NEO’s annual base salary plus target AIP for the year of termination.

The Company adopted a policy that, subsequent to January 1, 2009, any new change-in-control agreement, or a change-in-control agreement that is substantially amended, shall not include any tax gross-up provisions.

Under the terms of the Company’s shareholder-approved incentive plan, if there were a change-in-control and the executive’s employment were terminated, there would be the following payments or benefits in addition to those in the change-in-control agreements: (i) long-term performance-based equity incentive plans would be deemed earned and paid in a lump sum on a pro-rata basis at target level for the period of such plan to an including the date of the change-in-control (without any duplication for any payment under the change-in-control employment agreements described above); (ii) long-term special performance-based equity awards (with a market condition) would be immediately and fully vested, subject to satisfaction of applicable stock price hurdles prior to participant’s termination; (iii) all outstanding stock options would be immediately vested and exercisable; and (iv) restrictions upon all outstanding restricted stock or restricted stock unit awards would be eliminated and such shares would be distributed to the NEOs. The amounts of the benefits that the NEOs would receive as described above under the change-in-control employment agreements were established using competitive information about the market at the time the agreements were established.

Other Termination Provisions

The Company’s incentive plans also provide for payments to NEOs in the event of termination under certain circumstances not related to change-in-control, such as death, disability, retirement, and job elimination.

The following table quantifies the potential contractual and/or plan termination and change-in-control payment amounts assuming hypothetical triggering events had occurred as of December 31, 2022 for each NEO other than Ms. Harris. The price per share of the Company’s stock as of the fiscal year-end used in calculating the value of outstanding stock was $4.14. In connection with her termination of employment, Ms. Harris received payment under the Executive Severance Plan in the amount cited below.

2022 PAYMENTS UPON HYPOTHETICAL TERMINATION
AND TERMINATION FOLLOWING A CHANGE-IN-CONTROL

		Termination Upon Death	Termination Upon Disability	Termination Upon Retirement	Involuntary Termination Not for Cause	Termination for Cause or Voluntary Resignation (excluding Retirement)	Termination Upon Change in Control
Name	Item of Compensation	($)	($)	($)	($)	($)	($)(6)
Miguel Fernandez	AIP(1)	—	—	—	—	—	1,200,000
	Performance Share Program and Performance Share Units(2)	—	—	—	—	—	3,554,157
	Restricted Stock Unit Awards(3)	1,725,858	1,725,858	—	—	—	1,725,858
	Value of Benefits(4)	—	—	—	—	—	149,450
	Cash Severance(5)	—	—	—	1,920,000	—	5,400,000
	Total Payments	1,725,858	1,725,858	—	1,920,000	—	12,029,465

Mariela Matute	AIP(1)	—	—	—	—	—	350,000
	Performance Share Program and Performance Share Units(2)	—	—	—	—	—	188,627
	Restricted Stock Unit Awards(3)	188,387	188,387	—	—	—	188,387
	Value of Benefits(4)	—	—	—	—	—	55,328
	Cash Severance(5)	—	—	—	500,000	—	1,700,000
	Total Payments	188,387	188,387	—	500,000	—	2,482,342

Patricio Cuesta	AIP(1)	—	—	—	—	—	309,000
	Performance Share Program and Performance Share Units(2)	—	—	—	—	—	79,401
	Restricted Stock Unit Awards(3)	624,788	624,788	—	—	—	624,788
	Value of Benefits(4)	—	—	—	—	—	123,536
	Cash Severance(5)	—	—	—	515,000	—	1,648,000

		Termination Upon Death	Termination Upon Disability	Termination Upon Retirement	Involuntary Termination Not for Cause	Termination for Cause or Voluntary Resignation (excluding Retirement)	Termination Upon Change in Control
Name	Item of Compensation	($)	($)	($)	($)	($)	($)(6)
	Total Payments	624,788	624,788	—	515,000	—	2,784,725

Karen M. Sheehan	AIP(1)	—	—	—	—	—	268,200
	Performance Share Program and Performance Share Units(2)	—	—	—	—	—	293,716
	Restricted Stock Unit Awards(3)	395,879	395,879	—	—	—	395,879
	Value of Benefits(4)	—	—	—	—	—	75,593
	Cash Severance(5)	—	—	—	447,000	—	1,430,400
	Total Payments	395,879	395,879	—	447,000	—	2,463,788

Hector Lezama	AIP(1)	—	—	—	—	—	420,000
	Performance Share Program and Performance Share Units(2)	—	—	—	—	—	75,621
	Restricted Stock Unit Awards(3)	2,262,262	2,262,262	—	—	—	2,262,262
	Value of Benefits(4)	—	—	—	—	—	120,116
	Cash Severance(5)	—	—	—	600,000	—	2,040,000
	Total Payments	2,262,262	2,262,262	—	600,000	—	4,917,999

(1)Current year AIP payment calculated at actual performance for each NEO’s relevant program goals for 2022 in the event of death, disability, and involuntary termination without cause, and target performance in the event of termination under change-in-control. If a participant ceases to be employed for any other reason, the participant forfeits all rights to an award under the AIP. Because there were no 2022 AIP bonuses, there are no amounts reported in this row for death, disability, or involuntary termination without cause.
(2)With the exception of termination upon change-in-control, amounts included are the pro-rata portion of awards under the 2020-2022, 2021-2023 and 2022-2024 Performance Share Programs and one-time performance share unit awards granted in 2020, calculated at (i) forecasted achievement for awards with performance conditions not yet achieved as of December 31, 2022 and (ii) actual achievement for awards with performance conditions achieved as of December 31, 2022, plus dividends declared during the performance period through the end of 2022. Upon a change-in-control, with or without termination, the pro-rata portion of the same awards are calculated at target achievement plus accrued dividends.
(3)Included in such amounts is the value of all restricted stock unit awards upon which restrictions would lapse upon a termination. In the event of death, all unvested restricted stock units would become immediately and fully vested. In the event of termination upon disability, restricted stock units continue vesting in accordance with the original vesting schedule. In the event of termination upon retirement, restricted stock units would vest pro-rata based on the number of full months worked during the restricted period, provided the NEO was at least age 55 with 10 or more years of service and had given due notice as determined by the Compensation Committee. In the event of an involuntary termination not for cause, restricted stock units would be forfeited. In the event of termination for cause, or voluntary resignation, restricted stock units would be forfeited. In the event of termination upon change-in-control, all unvested restricted stock units would become immediately and fully vested.
(4)For NEOs, other than the CEO, in the event of termination upon change-in-control, amounts include a one-time outplacement fee of $50,000, and the value of two years of healthcare insurance and life insurance premiums. For the CEO, in the event of termination upon change-in-control, amounts include a one-time outplacement fee of $50,000, and the value of thirty months of healthcare insurance and life insurance premiums.
(5)For a termination without cause scenario, represents the amount payable pursuant to the terms of the Executive Severance Plan. Under the Executive Severance Plan, the CEO is entitled to an amount equal to 2x base salary and all other continuing NEOs are entitled to an amount equal to 1x base salary. Under the NEOs’ change-in-control agreements, represents an amount equal to 2.5x the sum of the annual salary and the AIP payment that would have been payable for the last fiscal year at the target level for Mr. Fernandez and 2x the sum of the annual salary and the AIP payment that would have been payable for the last fiscal year at the target level for Mses. Matute and Sheehan and Messrs. Lezama and Cuesta. In the event of death after a change-in-control, payments are made consistent with the above except that payment is reduced by the basic life insurance benefit paid or payable and any salary paid after the one-year anniversary of the change-in-control. In the event an NEO’s employment is terminated by the Company for cause after a change-in-control, the NEO will receive none of the payments outlined above. In the event of a triggering termination of employment, each NEO would also receive payments disclosed under the table relating to non-qualified deferred compensation.
(6)The value of incentives payable as of December 31, 2022 under a change-in-control without termination of employment (and without a successor substituting awards with equivalent awards) for the NEOs under equity programs would have been $5,280,015, $377,013, $704,189, $689,595, and $2,337,523, for Mr. Fernandez, Ms. Matute, Mr. Cuesta, Ms. Sheehan and Mr. Lezama, respectively. Under the terms of the change-in-control agreements, if the payments and benefits to an NEO under his or her respective agreement or another plan, arrangement or agreement would subject the NEO to the excise tax imposed by Section 4999 of the Code, then such payments will be reduced by the minimum amount necessary to avoid such excise tax, if such reduction would result in the NEO receiving a higher net after-tax amount. The amounts reflected in this table do not reflect the application of any reduction in compensation or benefits pursuant to the terms of the change-in-control agreements.

2022 CEO TO MEDIAN EMPLOYEE PAY RATIO

The Company’s 2022 CEO to median employee pay ratio is estimated to be 164:1, down from 170:1 for 2021. The Company identified the 2022 median employee from our employee population by collecting annual base salary paid during the 12-month period ending November 18, 2022, which is a different date from the prior year due to administrative convenience and availability of data. Pursuant to SEC rules, we annualized the compensation of all newly hired employees during this period.

The following table reflects the CEO and median employee summary compensation table amounts used to calculate the ratio:

Summary Compensation Table	CEO	Median Employee
Total Compensation	$4,732,673	$28,840
Ratio	164 : 1

The Company believes this ratio is appropriate, as it reflects the Company’s global reach with lower cost of employment related to international manufacturing facilities. As a global organization, approximately 94% of the Company’s employees are outside the United States. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies (including companies in our Compensation Peer Group) may not be comparable to the pay ratio reported above.

2022 DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on the Company’s Board in 2022. Mr. Fernandez was not separately compensated for his service as a director. Please see the “2022 Summary Compensation Table” for the compensation received by Mr. Fernandez in his capacity as an employee of the Company. Mr. Goudis, a director who is an executive officer but not an NEO, was also not separately compensated for his service as a director. Mr. Goudis notified the Company on October 6, 2023 of his intention to resign as both a director and officer following the filing of this Form 10-K.

	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Changes in Pension Value and Nonqualified Compensation Earnings	All Other Compensation (3)	Total
Name	($)	($)	($)	($)	($)
Mark Burgess(4)	37,871	112,509	—	—	150,380
Susan M. Cameron	240,500	150,003	—	—	390,503
Meg Crofton	118,000	150,003	—	—	268,003
Deborah G. Ellinger	107,500	150,003	—	3,500	261,003
James H. Fordyce	116,500	150,003	—	—	266,503
Pamela J. Harbour	100,000	150,003	—	—	250,003
Timothy Minges	100,000	150,003	—	—	250,003
Christopher D. O'Leary	145,500	150,003	—	—	295,503
Richard T. Riley	144,500	150,003	—	—	294,503
M. Anne Szostak	119,500	150,003	—	3,500	273,003

(1)The following directors elected to receive the following portions of their cash fees in the Company’s common stock: Ms. Cameron, $100,000; Mr. Fordyce, $100,000; Mr. Minges, $100,000; Mr. O’Leary, $100,000 and Mr. Riley, $50,000.
(2)Aggregate grant date fair value of equity awards made during the fiscal year computed in accordance with FASB ASC Topic 718. Mr. Burgess received pro-rated equity awards in connection with his appointment to the Board in November 2022. The value of awards per share is the closing market price of the Company’s common stock on the date of grant ($9.93 or, with respect to Mr. Burgess, $10.92).
(3)Consists of a match on charitable contributions made in 2022 as part of the Company’s matching gift program in the amount of $3,500 for Mses. Ellinger and Szostak.
(4)Mr. Burgess was appointed to the Board effective November 4, 2022.

The number of outstanding shares of restricted stock and restricted stock units for each non-employee director at the 2022 fiscal year-end is set forth below.

Name	Restricted Stock	Restricted Stock Units
Mark Burgess	—	10,303
Susan M. Cameron	—	22,342
Meg Crofton	—	63,918
Deborah G. Ellinger	—	15,106
James H. Fordyce	—	21,260
Pamela J. Harbour	—	15,106
Timothy Minges	—	21,260
Christopher D. O'Leary	—	22,342
Richard T. Riley	—	15,106
M. Anne Szostak	1,500	15,106

Director Compensation Philosophy, Design and Stock Ownership

In May and August 2022, the Committee reviewed the Company’s non-employee director compensation program value and designed and approved a plan for the coming year. This review compared the Company’s plan against trends and best practices in the external marketplace. For the purpose of determining market compensation, the Committee used the same compensation peer group developed for executive compensation benchmarking noted above under the heading “Peer Group & Compensation Benchmarking.”

The Company’s director compensation is comprised of the following elements: non-employee directors of the Company each receive an annual retainer fee of $250,000. The retainer fee is awarded in restricted stock units with a grant date fair value of $150,000

(increased in May 2022 from $130,000), on an annual basis, and 43.5% in cash ($100,000), paid in equal $25,000 increments on a quarterly basis. The cash payment may be paid instead in stock, at the director’s election. The restricted stock units vest on the date of the following annual shareholder meeting, unless vesting is deferred beyond that date in accordance with Section 409A of the Code. Because Mr. Burgess joined the Board after the annual meeting on November 8, 2022, he received an equity award with a grant date fair value equal to a pro-rata amount (in terms of scheduled in-person meetings) of the award that which would otherwise have been issued to the director for the entire year of service.

In addition to the annual retainer, the Audit Committee chairperson receives an additional cash retainer of $25,000 per year, the Compensation Committee chairperson receives an additional cash retainer fee of $20,000 per year, and the Nominating Committee chairperson receives an additional cash retainer fee of $15,000 per year. In addition, Ms. Cameron, as Non-Executive Chair, receives an additional retainer fee of $150,000 per year (increased in August 2022 from $110,000). In the absence of an independent Non-Executive Chair, the Company’s director compensation policies also provide for payment of an additional cash retainer of $25,000 per year to a designated lead or presiding independent director (in addition to any retainer he or she may also receive for being the chair of a committee). Meeting fees are not paid unless the total number of meetings exceeds 20 in any year (increased in August 2022 from 12 meetings), after which a fee of $1,500 for each meeting of the Board and for each meeting of any committee attended will be made (other than telephonic meetings of the Audit Committee to review the financial statements prior to the Company’s release of earnings and committee meetings attended by a director as a guest and not as a member, for which directors would not be paid incrementally).

Non-employee directors may also participate in the Company’s Matching Gift Program. Under the Program, the Company will match dollar for dollar up to $3,500 of a director’s charitable gifts to eligible organizations and institutions. Non-employee directors may also receive compensation in the form of Company merchandise.

The Company’s non-employee directors are required to own stock of the Company under the same program as the Company’s NEOs, described above under the heading “Stock Ownership Requirements and Anti-Hedging and Pledging Policies”, at a value of five times the value of the cash portion of their annual retainer. Stock ownership is subject to a holding requirement of at least 50% of the after-tax value of future received shares, net of the amount of any strike price, for any non-employee director not at their required ownership level, until such ownership level requirement is satisfied. The intention of the holding requirement is to provide a process for non-employee directors to reach their holding requirement when newly elected or when fluctuations in the stock price cause the value of their holdings to be below the required level. Provided a non-employee director is complying with such holding requirement, he or she will not be considered to be out of compliance if not at their full ownership level. Shares held for the purpose of measuring ownership include those that would be awarded under running performance share programs if forecast performance is achieved. As of December 31, 2022, all continuing directors were in compliance with the Company’s stock ownership requirements. In addition, non-employee directors may not hedge the economic risks involved in the ownership of Company stock through the use of derivative instruments. The Company’s stock trading policy prohibits non-employee directors and employees from trading in exchange-based derivatives such as puts, calls, spreads, straddles, etc. related to the Company’s securities, including any publicly-traded debt securities, and it prohibits short selling and pledging of Company stock.

COMPENSATION AND HUMAN CAPITAL COMMITTEE REPORT

The Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Report. Based on this review and discussion, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the 2022 fiscal year-end.

Compensation and Human Capital Committee

Chris O’Leary, Chair
Susan M. Cameron
Meg Crofton
Deborah G. Ellinger
James H. Fordyce
Timothy Minges

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of October 5, 2023 by each director and nominee for election, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers of the Company as a group. Each of the following persons and members of the group had sole voting and investment power with respect to the shares shown unless otherwise indicated. No director or executive officer owned more than 1 percent of the Company’s common stock. All directors and executive officers as a group owned 6.14 percent of the Company’s common stock.

Name	Sole Ownership	Shared Ownership or Held by or for Family Members	Shares that May Be Acquired Within 60 Days of October 5, 2023(1)	Restricted Stock(2)	Total Shares Beneficially Owned	Percent of Class
Mark Burgess	10,303	—	—	—	10,303	*
Susan M. Cameron	114,644	—	—	—	114,644	*
Meg Crofton	4,193	1,000	—	—	5,193	*
Patricio Cuesta(3)	—	—	—	—	—	*
Deborah G. Ellinger	21,260	—	—	—	21,260	*
Miguel Fernandez	549,055	—	—	—	549,055	1.19%
James H. Fordyce	75,409	9,100	—	—	84,509	*
Richard P. Goudis(4)	565,184	444,975	—	—	1,010,159	2.18%
Pamela J. Harbour	22,877	45,000	—	—	67,877	*
Cassandra E. Harris	—	—	—	—	—	*
Hector Lezama	169,514	37,210	111,941	—	318,665	*
Mariela Matute	72,808	—	—	—	72,808	*
Timothy Minges	43,209	—	—	—	43,209	*
Christopher D. O'Leary	135,258	10,000	—	—	145,258	*
Richard T. Riley	91,763	—	—	—	91,763	*
Karen M. Sheehan	139,989	—	—	—	139,989	*
M. Anne Szostak	87,358	—	—	1,500	88,858	*
Subtotal	2,102,824	547,285	111,941	1,500	2,763,550	5.97%
All directors and executive officers as a group (19) (including the individuals named above)	2,181,558	547,285	111,941	1,500	2,842,284	6.14%

*    Less than one percent.

(1)Includes stock options and restricted stock units granted under the Company’s 2010, 2016 and 2019 Incentive Plans, Inducement Awards, and the Director Stock Plan. For the avoidance of doubt, this column does not include shares that may not be acquired within 60 days of September 15, 2023. Please refer to the table “Outstanding Equity Awards at Fiscal Year-End 2022” for the total number of shares or units of stock held by each Named Executive Officer that have not yet vested as of 2022 fiscal-year end.
(2)Holders of restricted stock have the ability to vote such shares but do not have any investment power (i.e., the power to dispose or direct the disposition) with respect to such shares.
(3)The employment of Mr. Cuesta, the Company’s former EVP & President, Commercial, terminated on May 1, 2023.
(4)On October 6, 2023, Mr. Goudis notified the Company of his intention to resign as both a director and officer following the filing of this Form 10-K.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to any person who is known to be the beneficial owner of more than five percent of the Company’s common stock, which is the Company’s only class of outstanding voting securities, as of October 5, 2023.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class(4)
Allspring Global Investments Holding, LLC 525 Market St., 10th Fl San Francisco, CA 94105	4,603,776	(1)	9.95
Barclays PLC 1 Churchill Place London, England E14 5HP	3,621,632	(2)	5.78
The Vanguard Group Inc. 100 Vanguard Blvd. Malvern, PA 19355	2,482,684	(3)	5.37

(1)Based upon a Schedule 13G/A filed on January 12, 2023. As of December 31, 2022, Allspring Global Investments Holding, LLC beneficially owns 4,603,776 shares of the Company’s common stock, with sole dispositive power with respect to 3,278,716 of such shares and sole voting power with respect to 3,149,508 of such shares, through the following entities: Allspring Global Investments, LLC; Allspring Global Investments, LLC; and, Allspring Funds Management, LLC.
(2)Based upon a Schedule 13G filed on January 30, 2023. As of December 31, 2022, Barclays PLC beneficially owns 3,621,632 shares of the Company’s common stock, with sole dispositive power with respect to 3,621,632 of such shares and sole voting power with respect to 3,547,423 of such shares, through the following subsidiaries: Barclays Bank PLC; Barclays Capital Inc.; and, Barclays Capital Securities Ltd.
(3)Based upon a Schedule 13G/A filed on February 9, 2023. As of December 30, 2022, The Vanguard Group, Inc. beneficially owns 2,482,684 shares of the Company’s common stock. The Vanguard Group, Inc. has sole dispositive power with respect to 2,308,000 of such shares, shared dispositive power with respect to 174,684 of such shares and shared voting power with respect to 140,527 of such shares.
(4)Calculated based on 46,269,320 of the Company’s common stock outstanding as of the close of business on October 5, 2023.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2022 regarding the Company’s common stock that may be issued under equity compensation plans currently maintained by the Company:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon the exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(5)
Equity compensation plans approved by security holders(1)	5,986,364	(2)	56.42	(3)	2,053,885
Equity compensation plans not approved by security holders(4)	3,894,675		2.40		521,002
	9,881,039		41.57		2,574,887

(1)The following plans have been approved by the Company’s shareholders and have outstanding awards or available shares: 2010 Incentive Plan, 2016 Incentive Plan, 2019 Incentive Plan and Director Stock Plan.
(2)Includes shares subject to restricted stock units and shares expected to be issued under the Performance Share Program based upon forecasted performance.
(3)Restricted stock, restricted stock units and performance share units have been excluded from the weighted-average exercise price.
(4)Reflects equity awards issued pursuant to the Company’s Inducement Plan, effective April 8, 2020, which was adopted by the Board without requiring shareholder approval pursuant to New York Stock Exchange Listing Rule 303A.08. It also includes Inducement awards issued prior to the creation of the Inducement Plan described above, on March 12, 2020 to the Company’s then-newly hired Executive Vice Chair, Mr. Goudis, and on April 6, 2020 to the Company’s then-newly hired Chief Executive

Officer, Mr. Fernandez. These Inducement awards were also made without requiring shareholder approval pursuant to New York Stock Exchange Listing Rule 303A.08.
(5)All remaining shares could be used for any form of equity awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
TRANSACTIONS WITH RELATED PERSONS

The Board has adopted a written policy regarding the review, approval and ratification of transactions with related persons. Under this policy, any such transaction shall be subject to review, approval and (if applicable) ratification by (1) the CEO of the Company (unless he or she is the related person), and (2) the Audit Committee (or, if determined by the Audit Committee, by all of the independent directors of the Company). Transactions that are covered by this policy include all transactions that would be the subject of disclosure under applicable securities laws and regulations. The standard of review to be employed in such determinations is to take into consideration factors relevant to the transaction, such as the size of the transaction, the amount payable to, or by, the related person, the nature of the interest of the related person in the transaction, whether the transaction may involve a conflict of interest, and whether the transaction involves goods or services available to the Company from unaffiliated third parties with comparable terms and conditions. The Company did not have any related party transactions required to be disclosed in this Report.

Item 14. Principal Accounting Fees and Services.
FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fees (inclusive of out-of-pocket expenses) related to the 2022 and 2021 fiscal years payable to our independent registered public accounting firm, PwC, are as follows:

	2022	2021
Type of Fee	($)	($)
Audit Fees	9,407,576	5,908,468
Audit-Related Fees(1)	175,511	81,000
Tax Fees(2)	648,140	1,386,154
All Other Fees(3)	110,654	79,700
Total	10,341,881	7,455,322

(1)Audit-related fees primarily include services for assistance with statutory financial statement reporting.
(2)Tax fees include services for tax compliance services, including the preparation of tax returns, claims for refunds and tax-payment planning services and transfer pricing documentation; and tax planning and tax advice, including assistance with tax audits and appeals, employee benefit plans, requests for rulings or technical advice from taxing authorities, bilateral advance pricing agreements, customs duty advice and competent authority proceedings.
(3)All other fees were for software license renewal, compliance certificates, and packaging verification.

Approval of Services

The Audit Committee approves the audit and non-audit services, and the fees related thereto, to be provided by PwC in advance of the service. During fiscal year 2022 the Audit Committee pre-approved all of the foregoing services of PwC rendered to the Company.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements

The following documents are included in this Report under Item 8. Financial Statements and Supplementary Data:

•Consolidated Statements of (Loss) Income
•Consolidated Statements of Comprehensive (Loss) Income
•Consolidated Balance Sheets
•Consolidated Statements of Shareholders' Deficit
•Consolidated Statements of Cash Flows
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Certified Public Accounting Firm (PCAOB ID 238)

(a) (2) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

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

4.1
Description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Attached as Exhibit 4.1 to Form 10-K filed with the Commission on February 23, 2022, and incorporated herein by reference).

4.2	Form of Warrant (Attached as Exhibit 4.1 to Form 8-K filed August 3, 2023)

10.1+	Directors’ Stock Plan as amended through January 26, 2009 (Attached as Exhibit 10.2 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

10.2+	2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).

10.3+	2016 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on May 26, 2016 and incorporated herein by reference).

10.3.1+	Amendment No. 1 to 2016 Incentive Plan (Attached as Exhibit 10.1 to Form 10-Q, filed with the Commission on August 01, 2017 and incorporated herein by reference).

10.4+	Tupperware Brands Corporation 2019 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K filed with the Commission on May 23, 2019 and incorporated herein by reference).

10.4.1+
Form of Restricted Stock Unit Agreement under Tupperware Brands Corporation 2019 Incentive Plan (Attached as Exhibit 10.4.1 to Form 10-K filed with the Commission on February 23, 2022, and incorporated herein by reference).

10.4.2+
Form of Performance Share Program Unit Agreement under Tupperware Brands Corporation 2019 Incentive Plan (Attached as exhibit 10.4.2 to Form 10-K filed with the Commission on February 23, 2022, and incorporated herein by reference).

10.5+	Form of Change in Control Employment Agreement (Tier 1) (Attached as Exhibit 10.3 to Form 8-K filed with the Commission on March 13, 2020 and incorporated herein by reference).

10.6+	Form of Change in Control Employment Agreement (Tier 2) (Attached as Exhibit 10.6 to Form 10-K filed with the Commission on February 23, 2022, and incorporated herein by reference).

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

10.10+
Tupperware Brands Corporation Amended and Restated Executive Severance Pay Plan, effective August 8, 2022 (Attached as Exhibit 10.2 to Form 10-Q, filed with the Commission on November 2, 2022 and incorporated herein by reference).

10.11+	Tupperware Brands Corporation 2020 Inducement Plan (Attached as Exhibit 4.3 to Form S-8 (registration no. 333-237896) filed on April 29, 2020 and incorporated herein by reference).

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

10.15.1
First Amendment to Credit Agreement, dated as of August 1, 2022, among the Company, Tupperware Products AG, Administradora Dart, S. de R.L. de C.V., Tupperware Brands Asia Pacific Pte. Ltd., Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing bank, and a lender, and the other lenders party thereto (including Annex A) (Attached as Exhibit 10.1 to Form 10-Q filed November 2, 2022 and incorporated herein by reference).

10.15.2
Second Amendment to Credit Agreement, dated as of December 21, 2022, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, Administradora Dart, S. de R.L. de C.V., as Mexican subsidiary borrower, Tupperware Brands Asia Pacific Pte. Ltd., as Singaporean subsidiary borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (including Annex A) (Attached as Exhibit 10.1 to Form 8-K filed December 22, 2022 and incorporated herein by reference).

10.15.3
Third Amendment to Credit Agreement, dated as of February 22, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, Administradora Dart, S. de R.L. de C.V., as Mexican subsidiary borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (including Annex A) (Attached as Exhibit 10.1 to Form 8-K filed February 28, 2023 and incorporated herein by reference).

10.15.4
Fourth Amendment to Credit Agreement and Limited Waiver of Borrowing Conditions dated as of May 5, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, certain other subsidiaries of Tupperware Brands Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Attached as Exhibit 10.1 to Form 8-K filed May 8, 2023)

10.15.5
Limited Waiver of Mandatory Prepayment and Payment Deferral Agreement dated as of June 30, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, certain other subsidiaries of Tupperware Brands Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (Attached as Exhibit 10.1 to Form 8-K filed July 7, 2023)

10.15.6
Fifth Amendment to Credit Agreement dated as of October 5, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, certain other subsidiaries of Tupperware Brands Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (Attached as Exhibit 10.1 to Form 8-K filed October 10, 2023)

Exhibit Number	Description
10.16.1
Debt Restructuring Agreement, dated as of August 2, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (Attached as Exhibit 10.1 to Form 8-K filed August 3, 2023)

10.16.2
Warrant Purchase Agreement, dated as of August 2, 2023, by and among Tupperware Brands Corporation, Wells Fargo Bank, National Association and the lenders (or affiliates thereof) party thereto. (Attached as Exhibit 10.2 to Form 8-K filed August 3, 2023)

10.16.3
Registration Rights Agreement, dated as of August 2, 2023, by and among Tupperware Brands Corporation, Wells Fargo Bank, National Association and the lenders (or affiliates thereof) party thereto. (Attached as Exhibit 10.3 to Form 8-K filed August 3, 2023)

21*	Subsidiaries of Tupperware Brands Corporation as of October 6, 2023.

24*	Powers of Attorney.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

32.2**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

101*
The following financial statements from Tupperware Brands Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Deficit, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements, tagged in detail.

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

TUPPERWARE BRANDS CORPORATION

Date:	October 13, 2023	By:	/s/ Miguel Fernandez
Miguel Fernandez
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of October 13, 2023.

Signature	Title

/s/ Miguel Fernandez	President & Chief Executive Officer & Director (Principal Executive Officer)
Miguel Fernandez

/s/ Mariela Matute	Chief Financial Officer (Principal Financial Officer)
Mariela Matute

/s/ Madeline Otero	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Madeline Otero

*	Executive Vice Chair & Director
Richard Goudis

*	Non-Executive Chair & Director
Susan M. Cameron

*	Director
Paul Aronzon

*	Director
Mark Burgess

*	Director
Meg Crofton

*	Director
Deborah G. Ellinger

*	Director
James H. Fordyce

*	Director
Pamela J. Harbour

*	Director
Timothy Minges

*	Director
Christopher D. O’Leary

*	Director
Richard T. Riley

*	Director
M. Anne Szostak

/s/ Mariela Matute	* By Attorney-in-fact
Mariela Matute