Form 10-Q
period 2023-04-01
TUPPERWARE BRANDS CORP
filed 2024-03-29
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 13 weeks ended April 1, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of March 21, 2024, 46,530,613 shares of the common stock, $0.01 par value, of the registrant were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	13 weeks ended
		Restated
(In millions of U.S. Dollars, except per share amounts)	April 1, 2023	March 26, 2022
Net sales	$292.4	$347.1
Cost of products sold	117.8	125.1
Gross profit	174.6	222.0

Selling, general and administrative expense	168.5	204.6
Re-engineering and impairment (gains) charges	(0.2)	1.5
Loss (gain) on disposal of assets	1.8	(0.1)
Operating income	4.5	16.0

Loss on financing transactions	4.6	—
Interest expense	15.5	4.6
Interest income	(2.3)	(0.7)
Other expense (income), net	16.8	(1.8)
(Loss) income from continuing operations before income taxes	(30.1)	13.9

Provision for income taxes	9.4	7.4
(Loss) income from continuing operations	(39.5)	6.5

(Loss) income from operations of discontinued operations before income taxes	(0.8)	0.4
Gain (loss) on held for sale assets and dispositions	0.8	(2.6)
Provision for income taxes	—	0.4
Loss on discontinued operations	—	(2.6)

Net (loss) income	$(39.5)	$3.9

Basic (loss) earnings from continuing operations - per share	$(0.88)	$0.14
Basic loss from discontinued operations - per share	$—	$(0.05)
Basic (loss) earnings per share - Total	$(0.88)	$0.09

Diluted (loss) earnings from continuing operations - per share	$(0.88)	$0.13
Diluted loss from discontinued operations - per share	$—	$(0.05)
Diluted (loss) earnings per share - Total	$(0.88)	$0.08

Basic weighted-average shares	44.8	48.0
Diluted weighted-average shares	44.8	51.3

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	13 weeks ended
		Restated
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Net (loss) income	$(39.5)	$3.9

Other comprehensive income
Foreign currency translation adjustments	17.7	8.5
Deferred (loss) gain on cash flow hedges, net of tax	(0.1)	0.4
Pension and other post-retirement benefit (costs), net of tax	0.7	(1.3)
Other comprehensive income	18.3	7.6

Total comprehensive (loss) income	$(21.2)	$11.5

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions of U.S. Dollars, except share amounts)	April 1, 2023	December 31, 2022
Assets
Cash and cash equivalents	$116.7	$110.1
Accounts receivable, net of an allowance for credit losses of $18.4 million as of April 1, 2023 and $23.8 million as of December 31, 2022	75.4	63.7
Inventories	196.7	217.6
Non-trade accounts receivable, net of an allowance for credit losses of $1.2 million as of April 1, 2023 and $1.2 million as of December 31, 2022	23.6	16.5
Short-term restricted cash	5.7	4.1
Prepaid expenses and other current assets	19.9	19.6
Total current assets	438.0	431.6

Property, plant and equipment, net	123.3	136.9
Operating lease assets	67.9	69.1
Long-term receivables, net of an allowance for credit losses of $34.9 million as of April 1, 2023 and $34.5 million as of December 31, 2022	3.7	5.6
Long-term non-trade accounts receivable, net of an allowance for credit losses of $0.8 million as of April 1, 2023 and $0.8 million as of December 31, 2022	36.6	35.7
Long-term refundable income taxes	43.1	43.1
Long-term restricted cash	5.9	6.0
Other assets, net	13.3	15.6
Assets held for sale	6.3	—
Total assets	$738.1	$743.6

Liabilities And Stockholders' Equity
Accounts payable	$74.0	$78.8
Current debt and finance lease obligations	747.1	709.8
Income taxes payable	5.6	12.2
Accrued liabilities	183.8	194.5
Current liabilities held for sale	6.9	6.6
Total current liabilities	1,017.4	1,001.9

Long-term debt and finance lease obligations	3.4	3.1
Operating lease liabilities	53.6	53.7
Long-term pension liabilities	50.7	50.9
Long-term deferred income taxes	28.2	26.4
Other liabilities	34.2	36.4
Liabilities held for sale	0.8	1.0
Total liabilities	1,188.3	1,173.4

Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	204.2	208.4
Retained earnings	795.7	887.3
Treasury stock, 18,202,686 and 19,089,764 shares, respectively, at cost	(855.7)	(912.8)

	As of
(In millions of U.S. Dollars, except share amounts)	April 1, 2023	December 31, 2022
Accumulated other comprehensive loss	(595.0)	(613.3)
Total stockholders' deficit	(450.2)	(429.8)

Total liabilities and stockholders' deficit	$738.1	$743.6

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
(In millions)	Shares	Dollars	Shares	Dollars
December 31, 2022	63.6	$0.6	19.1	$(912.8)	$208.4	$887.3	$(613.3)	$(429.8)
Net loss	—	—	—	—	—	(39.5)	—	(39.5)
Other comprehensive income	—	—	—	—	—	—	18.3	18.3
Stock and options issued for incentive plans	—	—	(0.9)	57.1	(4.2)	(52.1)	—	0.8
April 1, 2023	63.6	$0.6	18.2	$(855.7)	$204.2	$795.7	$(595.0)	$(450.2)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

							Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings
(In millions)	Shares	Dollars	Shares	Dollars
Restated, December 25, 2021	63.6	$0.6	14.7	$(876.1)	$216.9	$1,145.5	$(705.6)	$(218.7)
Net income	—	—	—	—	—	3.9	—	3.9
Other comprehensive income	—	—	—	—	—	—	7.6	7.6
Repurchase of common stock	—	—	3.4	(56.2)	(18.8)	—	—	(75.0)
Stock and options issued for incentive plans	—	—	(0.2)	16.8	(0.7)	(14.0)	—	2.1
Restated, March 26, 2022	63.6	$0.6	17.9	$(915.5)	$197.4	$1,135.4	$(698.0)	$(280.1)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
		Restated
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Operating Activities
Net cash used in operating activities	(16.9)	(36.4)

Investing Activities
Capital expenditures	(3.6)	(6.0)
Proceeds from disposal of assets	1.1	0.5
Net cash settlement from net investment hedges	—	(4.9)
Net cash used in investing activities	(2.5)	(10.4)

Financing Activities
Term loan repayment	(5.3)	—
Borrowings on Revolver Facility	43.0	105.0
Repayment of Revolver Facility	(3.0)	—
Debt issuance costs payment	(2.6)	—
Finance lease repayments	—	(0.3)
Common stock repurchase	—	(75.0)
Cash payments of employee withholding tax for stock awards	(1.1)	(0.8)
Net cash provided by financing activities	31.0	28.9

Discontinued Operations
Cash provided by operating activities	—	0.8
Cash used in investing activities	—	(0.1)
Cash provided by discontinued operations	—	0.7

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.5)	(2.4)
Net change in cash, cash equivalents and restricted cash	8.1	(19.6)
Cash, cash equivalents and restricted cash at beginning of year	120.2	274.0
Cash, cash equivalents and restricted cash at end of period (a) (b)	$128.3	$254.4

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$15.3	$4.0
Income taxes paid, net	10.1	15.7

(a) Includes $0.0 million and $0.2 million of cash on discontinued operations as of April 1, 2023 and March 26, 2022, respectively.
(b) Includes Short-term restricted cash of $5.7 million and $1.3 million as of April 1, 2023 and March 26, 2022, respectively, and Long-term restricted cash of $5.9 million and $6.1 million as of April 1, 2023 and March 26, 2022, respectively.

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively, “Tupperware” or the “Company” with all intercompany transactions and balances having been eliminated. The Company prepared the unaudited Condensed Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, reflect all adjustments, including normal recurring items that are necessary for a fair statement of results of operations, comprehensive income, financial position, equity and cash flows for the periods presented.

Certain information and note disclosures normally included in the financial statements prepared in conformity with GAAP for complete financial statements have been condensed or omitted as permitted by such rules and regulations. As such, the accompanying unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited 2022 Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K (“2022 10-K”) for the year ended December 31, 2022. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.

Fiscal Quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to March 30, June 30, September 30, and December 31. The first quarter in fiscal year 2023 and 2022 ended on April 1, 2023 and March 26, 2022, respectively.

Restatement of Previously Issued Financial Statements

As previously disclosed in the Company's 2022 10-K filed with the SEC on October 16, 2023, the Company restated its previously issued unaudited interim Condensed Consolidated Financial Information for the first three quarters of 2022 and all quarters of 2021 and its 2021 and 2020 annual Consolidated Financial Statements due to multiple prior period misstatements. The accompanying 2022 Condensed Consolidated Interim Financial Statements have been restated in this Quarterly Report on Form 10-Q. In addition, the Company has corrected the accompanying footnotes in connection with the restatement see Note 21: Restated Previously Issued 2022 Financial Statements.

Reclassifications

Certain prior period amounts in the Condensed Consolidated Financial Statements and accompanying notes have been reclassified to conform with the current period presentation and are not the result of an error in classification, but are separately presented on the face of the Condensed Consolidated Balance Sheets for additional visibility.

For the quarter ended April 1, 2023, Short-term restricted cash and Long-term restricted cash, which were reported as a component of Prepaid expenses and other current assets and Other assets, net, respectively, in the 2022 10-K, are now separately presented. In the 2022 10-K, Trade name, net was presented separately, but is presented as a component of Other assets, net at the quarter ended April 1, 2023. Additionally, for the quarter ended April 1, 2023, Income taxes payable and Long-term deferred income taxes, which were reported as a component of Accrued liabilities and Other liabilities, respectively, in the 2022 10-K, are now separately presented.

The reclassifications had no impact on the Condensed Consolidated Statements of (Loss) Income, Condensed Consolidated Statements of Comprehensive (Loss) Income, Condensed Consolidated Balance Sheets, or Condensed Consolidated Statements of Stockholders’ Deficit.

Going Concern and Liquidity

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to financial and other covenants contained in the Company’s Amended Credit Agreement (as defined below) as well as the Company’s forecasted liquidity.

The Company has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the issuance date of these financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As described in Note 7: Debt, the Company and certain of its wholly owned subsidiaries entered into the Credit Agreement Amendments (as defined below), many of which were to address, among other things, expected non-compliance by the Company with the financial covenants under its Credit Agreement given that the Company was forecasting that it would not meet such financial covenants absent such modifications.

The Company classified $709.3 million of borrowings under its Amended Credit Agreement as of December 31, 2022 as a current obligation in its 2022 Consolidated Balance Sheet, as a result of the continued expectation that it would not meet certain of its financial and non-financial covenants under its Amended Credit Agreement absent additional modifications.

As previously disclosed, the Company had no ability to borrow further under its revolving credit facility (the “Revolver Facility”) until August 2, 2023, when it entered into the Debt Restructuring Agreement (the “DRA”), which enabled immediate access to up to $21.0 million on the Revolver Facility subject to liquidity and other cash covenants. While the Company believed when entering into the DRA that it would provide additional flexibility to fund its operations and satisfy its obligations as then anticipated in the near term, it also imposed new covenants, including liquidity covenants requiring the use of excess cash for debt reduction. On February 13, 2024, the Company entered into the Forbearance Agreement (the “Forbearance Agreement”), amending, modifying, and otherwise affecting the Amended Credit Agreement pursuant to which the Lenders party thereto have agreed to forbear from exercising any of their respective rights and remedies, and from directing the Administrative Agent to exercise any of the rights and remedies available to the Administrative Agent and the Lenders, and the Administrative Agent has agreed to forbear from unilaterally exercising any of its rights and remedies, in each case, arising under the Credit Agreement and applicable law as a result of the occurrence and continuance of certain specified existing and anticipated defaults and events of default (the “Specified Defaults”) until the earlier of (a) June 30, 2024 at 11:59 p.m. Eastern time and (b) the date and time on which the Administrative Agent (at the direction of the majority Lenders) elects to terminate such forbearance after the occurrence and during the continuance of certain other defaults and/or events of default or breaches of certain representations and warranties (the “Forbearance Period”). The Forbearance Agreement, among other things, (a) required, as a condition to effectiveness, the Borrowers to make a principal payment in respect of the USD Term A Loans in an aggregate amount equal to approximately $10.9 million, (b) permits the Borrowers to continue to access the revolving credit facility under the Credit Agreement, subject to the terms and conditions set forth therein, during the Forbearance Period, notwithstanding the existence of the Specified Defaults, but limits availability thereunder to approximately $36.4 million, (c) alleviates and/or otherwise modifies certain of the mandatory prepayment requirements in respect of asset sales and tax refunds set forth in the Credit Agreement during the Forbearance Period, (d) reduces the Company’s weekly minimum U.S. liquidity requirement under the Credit Agreement from $15.0 million to $10.0 million during the Forbearance Period, (e) modifies certain of the Company’s financial and other reporting obligations under the Credit Agreement, and (f) requires the Company to comply with certain specified milestones with respect to business planning and repayment transactions during the Forbearance Period. Given the uncertainties around the Company’s liquidity, ability to execute its revised business plan, and ability to comply (and current non-compliance) with covenants under its Credit Agreement, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of these Consolidated Financial Statements. Refer to Note 2: Turnaround Plan.

The Company’s Board of Directors (the “Board”) is actively engaged with management and financial advisors to further explore strategic alternatives and advise on potential means to improve the Company’s liquidity and capital structure. If the Company raises funds in the future by issuing equity securities, such as warrants issued under the DRA or through the future sale of the Company’s common stock, it is highly likely that existing stockholders will be diluted. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds in the future by issuing additional debt securities, these debt securities will likely have rights, preferences, and privileges senior to those of stockholders. The ability to raise additional debt is subject to the limitations, conditions and preferences of the Amended Credit Agreement and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, which will continue to impact the cost of debt financing. In addition, the Company is reviewing its real property portfolio for real estate available for potential dispositions, or sale-leaseback transactions, and is exploring right-sizing efforts, monetization of fixed assets, enhancing cash management, and marketing and channel optimization, to deliver additional liquidity, within this calendar year; however the timing, amount and ability to effect such dispositions is uncertain. As the aforementioned actions are conditional upon the receipt of offers and execution of agreements with new or existing investors or the execution of sales agreements with third parties, which are considered outside of the Company’s control, there is no assurance of the timing or outcome of these actions, and as a result they are not considered probable of occurring until such time as they are completed.

As a result of the volatility of the Company’s earnings and ability to generate cash from operations, coupled with the increased levels and cost of borrowings under its Revolver Facility, the Company forecasts that it will not have adequate liquidity to fund its operations and meet its financial obligations in the near term.

As mentioned above, the Company is also in violation of certain non-financial covenants under the Amended Credit Agreement as of the date of the filing of these financial statements, which has resulted in certain defaults and/or events of default under the Amended Credit Agreement. In particular, the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

If the Company is unable to execute its revised business plan it would require management to modify its operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of the Company’s ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which would have a material impact on the Company’s operations, or it may be forced to file for bankruptcy protection.

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

New Accounting Pronouncements

Standards Recently Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments - Credit Losses” (Topic 326) (“ASU 2022-02”), which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted Topic 326. All other creditors must continue to apply the TDR accounting model until they adopt Topic 326. Due to the removal of the TDR accounting model, all loan modifications will now be accounted for under the general loan modification guidance in Subtopic ASC 310-20, “Nonrefundable Fees and Other Costs”. In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. The guidance was effective for reporting periods beginning after December 15, 2022. The Company adopted this guidance during the first quarter of 2023 and the adoption did not have any material impact on its Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities – Supplier Finance Programs” (Subtopic 405—50) giving guidance to enhance the transparency of supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity, and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. The guidance is effective for fiscal years beginning after December 15, 2022, except for the rollforward, which is effective in 2024. The Company adopted this guidance during the first quarter of 2023 and the adoption did not have any material impact on its Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform” (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The guidance was effective upon issuance and can generally be applied through December 31, 2024. The Company adopted this guidance during the first quarter of 2023 and the adoption did not have any material impact on its Consolidated Financial Statements.

Standards Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements”, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. In the SEC’s Release No. 33-10532, “Disclosure Update and Simplification,” issued August 17, 2018, the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, GAAP to the FASB for potential incorporation into the Codification. ASU 2023-06 incorporates into the Codification 14 of the 27 disclosures referred by the SEC which modify the disclosure or presentation requirements of a variety of Topics in the Codification. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not expect the adoption to have a material impact on the Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” which is an update to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” issued in 2012. ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in ASU 2023-07 require, among other things, enhanced disclosures about significant segment expenses. The annual and interim disclosures are: the significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss; an amount for other segment items by reportable segment and a description of its composition; and the reportable segment’s profit or loss and assets currently required by Topic 280. Additionally, the update allows for the reporting of additional measures of a segment’s profit or loss, requires the disclosure of the chief operating decision maker’s title and position, and an explanation of how the chief operating decision maker uses the reported measure in assessing segment performance and deciding how to allocate resources. Adoption should apply retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures, and provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 requires that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). Additionally ASU 2023-09 requires that all entities disclose on an annual basis information about income taxes paid, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Consolidated Financial Statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Consolidated Financial Statements.

Note 2: Turnaround Plan

The Company has continued to execute on a turnaround plan originally developed in 2020 (the “Turnaround Plan”), one that was developed in order to leverage consumer acceptance of the iconic Tupperware brand, and which was expected to give the Company the ability to expand into new product categories, increase consumer access points, and grow distribution channels, all while strengthening the Company’s core direct selling business.

A deteriorating macroeconomic environment, which included increasing inflationary pressures, sharply rising interest rates, and the strengthening of the U.S. Dollar against most major currencies, coupled with increasing geopolitical tensions and deteriorating consumer confidence, further eroded the Company’s underlying business economics and liquidity in 2022. The Company took additional restructuring actions, which pushed out the Turnaround Plan timeline, and evolved the Turnaround Plan into a new Transformation Plan, as further described below.

The key elements of the Turnaround Plan include:
•the Company’s right-sizing plans to improve profitability,
•accelerating the divestiture of non-core assets to strengthen the balance sheet,
•restructuring the Company’s debt to enhance liquidity, and
•structurally fixing the Company’s core business to create a more sustainable business model.

As part of the Turnaround Plan, the Company embarked on the following actions:
•engaged a financial advisor to assist in securing supplemental financing,
•appointed a Chief Restructuring Officer,
•appointed three new directors to its Board with significant restructuring experience,
•entered into the DRA with its bank group (see Note 7: Debt),
•reviewing its real property portfolio for potential monetization opportunities (see Note 4: Sale-Leaseback Transactions),
•deferring certain growth capital spending with payback of more than a year, and
•prioritizing re-engineering actions with short-term return.

In line with the Turnaround Plan, the Company decided to dispose of the operations of certain key brands of the Company’s beauty business to better focus on the core business. The Company completed this aspect of the Turnaround Plan with the sale of 100% of its shares in Nuvo on August 7, 2023. See Note 3: Held for Sale Assets and Discontinued Operations and Note 4: Sale-Leaseback Transactions.

While the DRA (as amended) provides additional flexibility to fund operations and satisfy obligations, it also imposes new covenants, including liquidity covenants requiring the use of excess cash for debt reduction. See Note 7: Debt. The provisions of the DRA required the Company to provide a revised transformation plan to its creditors, which was provided in 2024 (the “Transformation Plan”). This Transformation Plan was developed by the reconstituted Board and Executive leadership team described above. The Transformation Plan focuses on steps to further simplify the Company’s core business with digital transformation and global exchange of best-selling practices supporting growing revenues. The Company expects to continue shifting from a distributor push model to a consumer pull model to capture the needs of today’s customer sets; opening up access to Tupperware products in channels where today’s consumers want to shop as part of its omnichannel evolution; and expanding into new product categories to bring more innovative solutions to the market. The timing and investment in support of the Transformation Plan could most likely be constrained by the Company’s liquidity.

The key elements of the Transformation Plan include continuation of the following actions begun under the Turnaround Plan:
•prioritization of re-engineering actions with short-term return,
•supply chain rationalization,
•the Company’s right-sizing plans to improve profitability, and
•restructuring the Company’s debt to enhance liquidity.

As part of the Transformation Plan, the Company has embarked on the following incremental actions:
•engaging in discussions with potential investors or financing partners, with respect to potential financing transactions, such as issuing equity securities where dilution to stockholders is highly likely to occur,
•optimization of the Company’s distribution network,
•expansion of retail sales through new outlets such as further online sales and social media, and
•driving digital transformation within the Company.

Re-engineering and impairment charges relate to headcount reductions and facility downsizing and closures. See Note 15: Re-engineering and Impairment Charges.

Note 3: Held for Sale Assets and Discontinued Operations

One of the key elements of the Turnaround Plan was the divestiture of non-core assets such as the Company’s beauty business. The dispositions of the Company’s beauty business included the sale of Avroy Shlain in 2021, House of Fuller in the second quarter of 2022, and Nutrimetics in the third quarter of 2022. The Company completed this aspect of the Turnaround Plan with the sale of 100%

of its shares in Nuvo on August 7, 2023. Accordingly, as of September 30, 2023, the Company no longer has any assets or liabilities classified as held for sale.

As these dispositions represented a strategic shift that had a major effect on its results of operations, the Company has reflected the results of the beauty businesses as discontinued operations including all comparative prior period information in these Condensed Consolidated Financial Statements. Certain costs previously allocated to the beauty business for segment reporting purposes do not qualify for classification within discontinued operations and have been reallocated to continuing operations.

Approximately $132.7 million of currency translation losses and $30.1 million of currency translation gains in accumulated other comprehensive income and the equivalent amount of the contra-asset and liability were derecognized and removed from the balance sheet in the second quarter of 2022 and third quarter of 2022 upon the completion of the sale of House of Fuller Mexico and Nutrimetics, respectively. Upon the completion of the sale of Nuvo, $7.4 million of currency translation gains in accumulated other comprehensive income were derecognized from the balance sheet in the third quarter of 2023, and offset the gain(loss) on held for sale assets and dispositions on the income statement.

Another key element of the Turnaround Plan was reviewing the Company’s real property portfolio for potential monetization opportunities. In the first quarter of 2023, the Indonesia warehouse and office, with a carrying value of $5.8 million, was reclassified from Property, plant and equipment, net to Long-term assets held for sale. This Long-term assets held for sale was subsequently derecognized in the second quarter of 2023 in accordance with the Indonesia warehouse and office sale lease-back transaction further described in Note 4: Sale-Leaseback Transactions:

Financial Information of Discontinued Operations

The results of operations are presented as discontinued operations as summarized below:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Net sales	$2.4	$38.5
Cost of products sold	1.1	14.5
Gross profit	1.3	24.0

Selling and administrative expenses	2.0	22.9
Re-engineering charges	—	0.3
Other expense, net	0.1	0.4
(Loss) income from operations	(0.8)	0.4

Gain (loss) on held for sale assets and dispositions	0.8	(2.6)
Loss from discontinued operations before income taxes	—	(2.2)

Provision for income taxes	—	0.4
Net Loss from discontinued operations	$—	$(2.6)

The carrying amount of major classes of assets and liabilities classified as held for sale that were included in discontinued operations at April 1, 2023 and December 31, 2022 are shown in the table below.

	As of
(In millions of U.S. Dollars)	April 1, 2023	December 31, 2022
Assets
Accounts receivable, net	$2.3	$2.9
Inventory, net	2.8	3.6
Prepaid expenses and other current assets	0.6	0.5
Accumulated translation adjustment losses, current	(5.7)	(7.0)
Total assets of discontinued operations - current	—	—

Property, plant and equipment, net	0.8	0.8
Operating lease assets	1.7	1.8
Goodwill	2.0	2.0
Other assets, net	—	0.3
Accumulated translation adjustment losses	(4.5)	(4.9)
Total assets of discontinued operations	$—	$—

Liabilities
Accounts payable	$0.6	$1.0
Accrued liabilities	1.5	1.6
Accumulated translation adjustment losses, current	4.8	4.0
Total liabilities of discontinued operations - current	6.9	6.6

Operating lease liabilities	0.8	1.0
Liabilities held for sale	0.8	1.0
Total liabilities of discontinued operations	$7.7	$7.6

Note 4: Sale-leaseback Transactions

As described in Note 2: Turnaround Plan, the Company executed on accelerating the divestiture of non-core assets to strengthen the balance sheet which included the sale of certain owned properties. Accordingly, the properties described below have been sold. The Company determined that the sale of the two properties described below did not represent a strategic shift and will not have a major effect on its results of operations as the Company will leaseback most of the facilities on these properties. The sales proceeds from certain of these sales are required to be applied to pay down the term loans under the Amended Credit Agreement and will generally not be available for working capital purposes. In addition, once the Company determines that management has committed to a disposal plan that is unlikely to change, the property is available for sale in its immediate condition, the sale is probable and it is being actively marketed at a price that makes it likely to conclude within twelve months, then the property meets the criteria in ASC 360-10-45 which requires that the property be reclassified as held for sale and depreciation ceases. As both of these were actively being marketed in the first quarter of 2023 and the preceding conditions were met, the Company determined that the properties should be classified as held for sale. See Note 3: Held for Sale Assets and Discontinued Operations for material properties that were recorded as long-term assets held for sale.

ASC 842-40-30 requires sale-leaseback transactions to be accounted for at fair value, based on the fair value of the property sold or the rents agreed to, whichever is more reliably determinable. Generally the Company has determined the fair value of the property sold is more reliably determinable as in material transactions the Company receives an independent valuation while in the marketing phase. Accordingly, the cash terms of a sale-leaseback may not correspond with the final accounting determination. Any incremental fair value in excess of the sale is deemed to be an increase in the sale price received resulting in an increase to the gain with an incremental right of use asset to be amortized over the determined lease term.

In 2023, the following property sales were completed ($ millions):

Facility	Transaction Date	Cash Sale Price	Net Proceeds	Gain on sale	Initial lease term
Hemingway, SC manufacturing facility	October 2023	$15.0	$14.0	$21.0	14 months
Indonesia warehouse and office	June 2023	$12.2	$11.3	$5.6	3 years (warehouse) / 2 years (office)

In October 2023, the Company sold its Hemingway, South Carolina manufacturing plant for a cash purchase price of $15.0 million while the fair value of the property was determined to be $22.0 million based on a market assessment. The incremental fair value of $7.0 million was reflected pursuant to the accounting set forth above as additional gain on sale and was deferred as additional right of use asset which will be amortized over the leaseback term. In connection with the closing of the transaction, the Company also entered into a leaseback agreement for an initial lease term of 14 months, an additional renewal option of 6 months, and the further ability to extend upon mutual agreement. A cash prepayment of rent in the amount of $3.0 million for the initial 12 months was made concurrent with the sale-leaseback transaction.

In the second quarter of 2023, the Company sold its Indonesia warehouse and office for a cash purchase price of $12.2 million. The $5.8 million carrying value of the properties approximated the fair value based on an assessment of the sublease rental rate. In connection with the closing of the transaction, the Company agreed to leaseback its warehouse for an initial lease term of three years. The Company also entered into a lease agreement for new office space with an initial term of two years.

Note 5: Inventories

Inventories balance was:

	As of
(In millions of U.S. Dollars)	April 1, 2023	December 31, 2022
Finished goods	$137.8	$161.8
Work in process	34.9	29.9
Raw materials and supplies	24.0	25.9
Inventories	$196.7	$217.6
As of April 1, 2023 and December 31, 2022, the Company’s inventories are carried at their net realizable value.

Note 6: Long-Term Receivables

The long-term receivables and the related allowance for credit losses balance and activity were as follows:

As of
(In millions of U.S. Dollars)	April 1, 2023
Long-term receivables, gross	$38.6

Allowance for credit losses - long-term receivables, beginning balance	$(34.5)
Write-offs	0.9
Recoveries	—
Provision	(0.9)
Currency translation adjustment	(0.4)
Allowance for long-term receivables	$(34.9)

Long-term receivables, net	$3.7

Majority of long-term receivables from both active and inactive customers that are past due were reserved through the Company's allowance for credit losses.

Note 7: Debt
Credit Agreement

On November 23, 2021, the Company and its wholly owned subsidiaries Tupperware Products AG, Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. as administrative agent (the “Administrative Agent”), and each of the lenders from time to time party thereto. The Company subsequently entered into the following amendments to the Credit Agreement:

•the First Amendment to Credit Agreement dated as of August 1, 2022 (the “First Amendment”),
•the Second Amendment to Credit Agreement dated as of December 21, 2022 (the “Second Amendment”),
•the Third Amendment to Credit Agreement dated as of February 22, 2023 (the “Third Amendment”),
•the Fourth Amendment to Credit Agreement and Limited Waiver of Borrowing Conditions dated as of May 5, 2023 (the “Fourth Amendment”),
•the Limited Waiver of Mandatory Prepayment and Payment Deferral Agreement dated as of June 30, 2023 (the “Waiver”),
•the Debt Restructuring Agreement dated as of August 2, 2023 (the “DRA”),
•the Fifth Amendment to Credit Agreement dated as of October 5, 2023 (the “Fifth Amendment”),
•the Sixth Amendment to Credit Agreement dated as of December 22, 2023 (the “Sixth Amendment”), and
•the Forbearance Agreement dated as of February 13, 2024 (the “Forbearance Agreement”).
Collectively the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Waiver, the DRA, the Fifth Amendment, the Sixth Amendment, and the Forbearance Agreement are referred to as the “Credit Agreement Amendments” and the Credit Agreement as amended by the Credit Agreement Amendments, the “Amended Credit Agreement.”

Each of the Credit Agreement Amendments affected the terms of our Credit Agreement as set forth in more detail in our 2022 10-K or, in case of the Sixth Amendment and the Forbearance Agreement as otherwise disclosed. As of the date hereof and after giving effect to the Credit Agreement Amendments, the Amended Credit Agreement provides for:
•global tranche revolving commitments (“Global Tranche Revolving Commitments” and the loans made pursuant thereto “Global Tranche Revolving Loans”) in an aggregate amount equal to $38.4 million (provided that global tranche revolving credit exposure may not exceed $36.4 million during the forbearance period contemplated by the Forbearance Agreement), which includes a sub-facility for letter of credit issuances in the amount of $22.3 million, maturing July 31, 2025,
•term loans in an aggregate principal amount equal to $425.0 million (“USD Term A Loans”) maturing July 31, 2025,
•term loans in an aggregate principal amount equal to $156.4 million (“USD Term C Loans”) maturing July 31, 2027, and
•term loans in an aggregate principal amount equal to €173.4 million (“EUR Term D Loans”) maturing July 31, 2027.

The Company (the “Parent Borrower”) and Tupperware Products AG (the “Subsidiary Borrower”) are the only borrowers under the Amended Credit Agreement. The obligations under the Amended Credit Agreement are (a) guaranteed by (i) with respect to the Subsidiary Borrower, the Parent Borrower and (ii) with respect to both the Parent Borrower and the Subsidiary Borrower, each existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. subsidiary of the Parent Borrower (each a “Guarantor”) and (b) secured by substantially all tangible and intangible personal property and Material Real Property (as defined in the Amended Credit Agreement) of the Parent Borrower and each Guarantor and all products, profits and proceeds of the foregoing, in each case, subject to certain exceptions.

Beginning with the DRA in the third quarter as disclosed (above), the Global Tranche Revolving Loans and the USD Term A Loans (the “2025 Maturity Date Loans”) accrue interest at either (depending on the Company’s election from time to time) (a) the Adjusted Term SOFR, Adjusted Eurocurrency Rate, or Daily Simple Sterling Overnight Interbank Average (“SONIA”) plus 6.00% per annum or (b) the Base Rate plus 5.00% per annum (in each case, subject to increase as described below) and the Company incurs a commitment fee of 0.925% on the unfunded portion of the Global Tranche Revolving Commitments, all of which is payable in cash. The USD Term C Loans and the EUR Term D Loans (the “2027 Maturity Date Loans”) accrue interest at a per annum rate of 14.00%, which is payable in kind, and thus capitalized thereon and increasing the principal balance thereof, on a quarterly basis.

On February 13, 2024, the Company entered into the Forbearance Agreement (the “Forbearance Agreement”), amending, modifying, and otherwise affecting the Amended Credit Agreement pursuant to which the Lenders party thereto have agreed to forbear from exercising any of their respective rights and remedies, and from directing the Administrative Agent to exercise any of the rights and remedies available to the Administrative Agent and the Lenders, and the Administrative Agent has agreed to forbear from unilaterally exercising any of its rights and remedies, in each case, arising under the Credit Agreement and applicable law as a result of the occurrence and continuance of certain specified existing and anticipated defaults and events of default (the “Specified Defaults”) until the earlier of (a) June 30, 2024 at 11:59 p.m. Eastern time and (b) the date and time on which the Administrative Agent (at the direction of the majority Lenders) elects to terminate such forbearance after the occurrence and during the continuance of certain other defaults and/or events of default or breaches of certain representations and warranties (the “Forbearance Period”).

The Forbearance Agreement, among other things, (a) required, as a condition to effectiveness, the Borrowers to make a principal payment in respect of the USD Term A Loans in an aggregate amount equal to approximately $10.9 million, (b) permits the Borrowers to continue to access the revolving credit facility under the Credit Agreement, subject to the terms and conditions set forth therein, during the Forbearance Period, notwithstanding the existence of the Specified Defaults, but limits availability thereunder to approximately $36.4 million, (c) alleviates and/or otherwise modifies certain of the mandatory prepayment requirements in respect of asset sales and tax refunds set forth in the Credit Agreement during the Forbearance Period, (d) reduces the Company’s weekly minimum U.S. liquidity requirement under the Credit Agreement from $15.0 million to $10.0 million during the Forbearance Period, (e) modifies certain of the Company’s financial and other reporting obligations under the Credit Agreement, and (f) requires the Company to comply with certain specified milestones with respect to business planning and repayment transactions during the Forbearance Period. Given the uncertainties around the Company’s liquidity, ability to execute its revised business plan, and ability to comply (and current non-compliance) with covenants under its Amended Credit Agreement, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of these Condensed Consolidated Financial Statements. Refer to Note 2: Turnaround Plan.

The Amended Credit Agreement provides for, subject to the terms of, and the modifications and other matters provided in, the Forbearance Agreement:
•mandatory amortization payments:
◦on the USD Term A Loans in an amount equal to (a) $1.8 million on the last day of each calendar quarter during calendar year 2024 and (b) $3.5 million on the last day of each of the first two calendar quarters during calendar year 2025, and
◦in respect of (a) the USD Term C Loans in an amount equal to $1.8 million and (b) the EUR Term D Loans in an amount equal to €1.6 million, in each case, on the last day of each calendar quarter, commencing December 31, 2025,
•mandatory prepayments with net cash proceeds from certain equity issuances and extraordinary receipts in excess of $2.5 million and from certain tax refunds in excess of $3.0 million, in each case, in the aggregate during any fiscal year, and

•mandatory prepayments of borrowings of the Revolving Facility with unrestricted cash and cash equivalents of the U.S. Loan Parties in excess of $7.0 million.

The Amended Credit Agreement also provides, subject to the terms of the Forbearance Agreement, for the payment of:
•an approximately $16.2 million restructuring fee (the “Restructuring Fee”), which was originally due and payable in 2027 but has, subject to the Forbearance Agreement, become due and payable due to certain payment events of default, and
•a $10.0 million facility fee (the “Facility Fee”), which was originally due and payable in 2025 and was previously able to be waived in whole or in part based on the Company’s satisfaction of certain Repayment Incentive Milestones (as defined in the Amended Credit Agreement) but has, subject to the Forbearance Agreement, become due and payable due to certain payment events of default.

In light of the Facility Fee having become due and payable as described above, waivers of the Facility Fee are no longer permitted under the Amended Credit Agreement. On the date immediately following the date any Repayment Incentive Milestone is not satisfied, the following will occur, (i) the Company will incur a 0.50% increase in interest rates for the 2025 Maturity Date Loans; provided that if the Company thereafter satisfies a Repayment Incentive Milestone, such interest rates will be automatically reduced, on the date immediately following such Repayment Incentive Milestone Date, by the aggregate amount of increases thereto effectuated pursuant to the failure to satisfy any Repayment Incentive Milestone (and that are still in effect) and (ii) certain warrants issued to the lenders under the Amended Credit Agreement for a fixed number of shares of common stock of the Company representing in total an aggregate of approximately 2.00% of the total issued and outstanding shares of common stock of the Company as of the grant date will become exercisable. The matters described in the immediately preceding clauses (i) and (ii) have occurred as a result of, and with respect to, the Company’s failure to fully satisfy the January 31, 2024 Repayment Incentive Milestone.

The Amended Credit Agreement contains covenants that include a maximum capital expenditure covenant, a minimum liquidity covenant, a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) covenant, a minimum interest coverage ratio covenant, a maximum net leverage ratio covenant, an anti-cash hoarding covenant and a covenant restricting cash held by subsidiaries of the Company that are not U.S. Loan Parties as well as affirmative and negative covenants, including, among other things, compliance with laws, delivery of monthly, quarterly and annual financial statements, the delivery of weekly account balance reports and account lists, the delivery of weekly 13-week cash flow forecasts and variance reports, the continued retention of a chief restructuring officer until the CRO Release Date (as defined in the Amended Credit Agreement), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The Amended Credit Agreement also includes events of default relating to customary matters (and customary notice and cure periods), including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to material indebtedness; bankruptcy; material judgments; and certain ERISA events. However, as previously disclosed on February 13, 2024, the Lenders party to the Forbearance Agreement agreed, during the Forbearance Period, to forbear from exercising any of their respective rights and remedies arising under the Amended Credit Agreement and applicable law as a result of the occurrence and continuance of certain specified existing and anticipated breaches of certain of the foregoing covenants.

Debt Restructuring Agreement Modification
As the Company entered into certain of the Credit Agreement Amendments within the preceding twelve months, the Company compared the terms of each of the most recent modification(s) to the terms of its Credit Agreement that existed as of the last extinguishment, or the terms twelve months prior, whichever was applicable. The DRA did not provide a concession in terms affecting cash flows and the effective interest rate increased accordingly, the Company accounted for the DRA under ASC Subtopic 470-50. The DRA was considered not substantially different from the original debt arrangement, resulting in this being considered a modification, because cash flows were not changed by greater than 10.0% under the testing methodology set forth in ASC Subtopic 470-50.

Under modification accounting, the related fees to lenders are deferred and amortized as an adjustment to the effective interest rate and previous fees are written off while fees to third parties are expensed as incurred. Accordingly, the Restructuring Fee totaling $16.2 million and the Facility Fee totaling $10.0 million were initially deferred in the third quarter of 2023, along with the fair value of the warrants, which totaled $9.3 million. However, as all previously deferred fees were written off in 2022 due to the Company’s forecasted noncompliance with its covenants, no previously deferred fees were expensed in this modification. The Restructuring Fee, Facility Fee, conversion of accrued interest, and conversion of accrued fees of $16.2 million, $10.0 million, $18.2 million, and $4.0 million, respectively represent non-cash financing activities in the third quarter of 2023 statement of cash flows. In addition the conversion of the outstanding revolver balances of $200.0 million and $171.6 million to loan principal in the first and third quarters of 2023, respectively represent non-cash financing activities in the statement of cash flows. Further, as the Company continues to forecast noncompliance absent receiving additional waivers, all fees related to the DRA totaling $35.5 million were charged to Loss on financing transactions in this modification immediately after the initial deferral.

The DRA warrants were determined to be detachable and separately exercisable from the host debt instrument but were not considered indexed to the Company’s common stock due to contingent provisions outside the Company’s control which could result in their cash settlement in certain circumstances. As a result, these were treated as incremental fees on the related debt and the liability included in Accrued liabilities with future changes in their fair value being reflected in earnings. These fees were treated consistent with other fees associated with the DRA as described in the preceding paragraph.

Debt portfolio balances

The debt portfolio consisted of:

	As of
(In millions of U.S. Dollars)	April 1, 2023	December 31, 2022
Term loans denominated in USD	$392.0	$195.0
Term loan denominated in Euros	182.7	182.0
Revolver Facility	172.3	332.3
Finance leases	0.4	0.5
Other lease financing obligations	3.1	3.1
Total debt	$750.5	$712.9

Current debt and finance lease obligations	$747.1	$709.8
Long-term debt and finance lease obligations	3.4	3.1
Total debt	$750.5	$712.9

At April 1, 2023, the Company had $37.6 million of unused lines of credit, including $30.9 million under the committed, secured Amended Credit Agreement, and $6.7 million available under various uncommitted lines around the world. As a result of the Third Amendment, the Global Tranche Revolving Commitments were reduced by $30.0 million. Between May and August 2023, the Company had no availability to borrow further under its Revolver Facility until it entered into the DRA, which provided availability of up to $21.0 million in Global Tranche Revolving Commitments, subject to liquidity and other covenants. In addition, upon entering into the DRA, $18.2 million of interest and $4.0 million of accrued fees were converted to outstanding debt. During the fourth quarter of 2023, $20.0 million of interest was converted to outstanding debt. The Forbearance Agreement, among other things, required a principal payment of the USD Term A Loans of $10.9 million, permitted continued access to the Revolver Facility but limited availability to $36.4 million, and extended the deadline for delivery of the 2022 10-K and the 2023 Forms 10-Q.

As of December 31, 2022, the Company had $120.1 million of unused lines of credit, including $106.3 million under the committed, secured Amended Credit Agreement, and $13.8 million available under various uncommitted lines around the world.

Long-term debt and other lease financing obligations includes a $3.1 million financing liability as of April 1, 2023 and December 31, 2022, associated with the lease of the Company’s headquarters in Orlando, Florida. The obligation originated on October 30, 2020 with the commencement of the sale-leaseback agreement for the facility that matures in the fourth quarter of 2031.

As of April 1, 2023, the Company had a weighted average interest rate of 8.58% with a base rate spread of 375 basis points on SOFR-based borrowings under the Amended Credit Agreement. Interest is payable in arrears and at maturity. As of April 1, 2023, the Company had a Consolidated Net Leverage Ratio of 5.71x resulting from trailing twelve months EBITDA, as defined in the Amended Credit Agreement, of $114.0 million and a Consolidated Interest Coverage Ratio of 2.21x.

As of December 31, 2022, the Company had a weighted-average interest rate of 7.52% with a base rate spread of 375 basis points on SOFR-based borrowings under the Amended Credit Agreement. Interest is payable in arrears and at maturity. As of December 31, 2022, the Company had a Consolidated Net Leverage Ratio of 4.73x resulting from trailing twelve months EBITDA, as defined in the Amended Credit Agreement, of $129.7 million, and a Consolidated Interest Coverage Ratio of 3.19x. The Company was in compliance with the financial covenants under its Amended Credit Agreement, as of December 31, 2022 but was forecasting non-compliance with covenants in subsequent quarters. See Note 1: Summary of Significant Accounting Policies - Going Concern and Liquidity.

Note 8: Fair Value Measurements

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

Due to their short maturities or their insignificance, the carrying amounts of Cash and cash equivalents, restricted cash, Accounts receivable, net, Accounts payable, Accrued liabilities, leased assets and liabilities, and short-term borrowings approximated their fair values at April 1, 2023 and December 31, 2022.

The fair values of the Term Loans and Revolver Facility are measured using a market approach whose fair value inputs are considered Level 2 inputs within the fair value hierarchy.

The carrying amounts of the Term Loans and Revolver Facility were as follows:

	As of
(In millions of U.S. Dollars)	April 1, 2023	December 31, 2022
Term Loans	$574.7	$377.0
Revolver Facility	172.3	332.3
Total	$747.0	$709.3

The Company estimates the fair value of debt to be $571.8 million and $669.6 million as of April 1, 2023 and December 31, 2022, respectively. The Company does not have any recurring Level 3 fair value measurements.

See Note 9: Derivative Financial Instruments and Hedging Activities for discussion of the Company’s derivative financial instruments and related fair value measurements.

Note 9: Derivative Financial Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows, and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening United States Dollar generally has a negative impact on the Company’s financial results. In response, the Company previously used financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument was designated as an economic, cash flow, or net investment hedge.

In the first quarter of 2023, the Company engaged only in new economic hedge transactions resulting in foreign exchange volatility impacting the Company’s results. Ultimately, the Company’s going concern status became a barrier to engaging in any new hedging transaction.

Economic Hedges

The Company previously determined certain foreign currency derivatives, primarily comprised of foreign currency forward contracts, were freestanding derivatives that the Company did not designate as hedges and therefore hedge accounting did not apply and changes in the fair market value were recognized in Other income, net in the Consolidated Statements of (Loss) Income. The Company primarily used these instruments to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company’s foreign currency derivative contracts are generally executed on a monthly basis. The fair value of the freestanding foreign currency derivatives is based on third party quotes.

The (loss) gain recorded to current earnings related to derivative financial instruments not designated as hedging instruments was as follows:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Gain (loss) on foreign exchange currency contracts	$2.6	$(1.5)

Cash Flow Hedges

The Company previously designated as cash flow hedges foreign currency forward contracts entered into for the purpose of hedging forecasted inventory purchases and intercompany dividends that were subject to foreign currency exposures for periods up to twelve months. Changes in the fair value of these forward contracts designated as cash flow hedges were recorded as a component of Accumulated other comprehensive loss within Total stockholders’ deficit and reclassified into earnings through the same line item as the transaction being hedged at the time the hedged transaction impacted earnings. As such, the balance at the end of the current reporting period in Accumulated other comprehensive loss related to cash flow hedges would generally be reclassified to earnings within the next twelve months. As of April 1, 2023 there were no open cash flow hedges and therefore no amount remaining in Accumulated other comprehensive loss to be reclassified into earnings within the next twelve months.

The pre-tax gains (losses) recorded in and reclassified from Other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges were as follows:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Pre-tax gain from foreign exchange currency contracts recorded in Other comprehensive income (loss)	$—	$0.5
Reclassified from Other comprehensive income (loss) into Other income, net	0.1	—
Net change in Accumulated other comprehensive income (loss)	$(0.1)	$0.5

Net Investment Hedges

The Company previously designated as net investment hedges those foreign currency forward contracts it entered into to hedge the currency risk associated with a portion of its net equity investment in international operations. Changes in the fair value of these forward contracts designated as net investment hedges were recorded as a component of Accumulated other comprehensive loss within Total stockholders’ deficit. Due to the permanent nature of the investments at the time of designation, the amounts previously recorded as a component of Accumulated other comprehensive loss were reclassified to earnings if the hedged investment was sold, substantially liquidated, or control was lost. As of April 1, 2023 there were no open net investment hedges and therefore no amount remaining in Accumulated other comprehensive loss to be reclassified into earnings within the next twelve months.

The pre-tax gains (losses) recorded in Other comprehensive income (loss) related to derivative financial instruments designated as net investment hedges were as follows:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Pre-tax gain (loss) recorded in other comprehensive income (loss)	$—	$(2.4)

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. These forward contracts matured on or before June 30, 2023. The notional value of forward contracts to purchase and sell currencies was:

	As of
(In millions of U.S. Dollars)	April 1, 2023	December 31, 2022
Notional value of forward contracts to purchase currencies	$109.7	$128.3
Notional value of forward contracts to sell currencies	$110.1	$132.7

The notional value of largest outstanding positions to purchase and sell currencies was:

As of
(In millions of U.S. Dollars)	April 1, 2023
Purchase Indonesian Rupiah	$65.0
Sell Swiss Francs	$58.6
Purchase Mexican Pesos	$34.2
Sell Euros	$5.2

As of
(In millions of U.S. Dollars)	December 31, 2022
Purchase Indonesian Rupiah	$60.7
Sell Swiss Francs	$60.4
Purchase Euros	$35.7
Purchase Mexican Pesos	$19.0

Fair Value Measurement

Fair values of the Company’s derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company’s derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Hedging instruments (in millions of U.S. Dollars)	Balance sheet location	April 1, 2023	December 31, 2022
Economic hedges (non-designated):
Foreign currency exchange contracts	Non-trade accounts receivable, net	$0.4	$0.4
Foreign currency exchange contracts	Accrued liabilities	$(1.2)	$(4.9)

Cash Flow hedges (designated):
Foreign currency exchange contracts	Non-trade accounts receivable, net	$—	$0.1
Foreign currency exchange contracts	Accrued liabilities	$—	$—

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

Including the effect of master netting arrangements that provide a right of offset upon default of the counterparty, the Company’s net derivative position amounts were:

	As of
(In millions of U.S. Dollars)	April 1, 2023	December 31, 2022
Net economic hedge liability	$(0.8)	$(4.5)
Net designated hedge asset	$—	$0.1

Note 10: Accrued Liabilities

Significant components of Accrued liabilities were:

	As of
(In millions of U.S. Dollars)	April 1, 2023	December 31, 2022
Compensation and employee benefits	$38.8	$37.2
Operating lease liabilities	18.7	18.6
Re-engineering charges	15.4	22.6
Taxes other than income taxes	16.7	18.1
Advertising and promotion	15.7	16.3
Accrued commissions	10.8	8.7
Unbilled goods and services	9.6	10.2
Accrued sales incentives and returns	7.2	8.2
Accrued legal and audit fees	6.9	4.1
Accrued freight and duties	6.5	6.3
Deferred revenue	4.1	6.9
Accrued legal reserves	3.3	2.2
Pensions and other post-retirement benefits	2.2	2.6
Accrued consulting fees	2.1	2.4
Foreign currency contracts	1.2	4.9
Other	24.6	25.2
Accrued liabilities	$183.8	$194.5

Note 11: Retirement Benefit Plans

Components of net periodic cost (benefit) for the first quarters ended April 1, 2023 and March 26, 2022 were as follows:

	Pension benefits		Post-retirement benefits
	13 weeks ended		13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Service cost	$0.7	$1.2	$—	$—
Interest cost	1.3	0.7	0.1	0.1
Return on plan assets	(0.8)	(0.6)	—	—
Settlement/curtailment	—	—	—	—
Net amortization	1.0	0.3	(0.2)	(0.2)
Net periodic cost (benefit)	$2.2	$1.6	$(0.1)	$(0.1)

During the year-to-date periods ended April 1, 2023 and March 26, 2022, respectively, approximately $0.8 million of pre-tax losses and $0.1 million of pre-tax losses were reclassified from Other comprehensive income to a component of net periodic (benefit)

cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $1.4 million and $0.3 million related to the components of net periodic (benefit) cost, excluding service cost, in Other expense (income), net in the year-to-date periods ended April 1, 2023 and March 26, 2022, respectively.

Note 12: Incentive Compensation Plans

Stock Options

Stock option activity for 2023, under all of the Company’s incentive plans, is summarized in the following table:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	2,542,313	$36.37	$1.5
Expired / Forfeited	(12,567)	50.93	—
Outstanding at April 1, 2023 (a)	2,529,746	$36.30	$—
(a) all outstanding stock options at April 1, 2023 are vested and exercisable.

Market and Performance Awards, Restricted Stock and Restricted Stock Units

The Company also grants restricted stock, restricted stock units, performance-vested awards, and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one year to three years. The activity for such awards in 2023 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Outstanding at December 31, 2022	4,060,835	$6.13
Performance share adjustments	(75,508)	16.36
Vested	(1,191,157)	4.99
Forfeited	(140,884)	11.68
Outstanding at April 1, 2023	2,653,286	$6.06

Stock-based compensation expense was:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Stock options	$0.1	$0.1
Time, performance, and market vested share awards	$1.5	$2.9

Unrecognized stock-based compensation expense and the weighted average years to recognize the unrecognized stock-based compensation was as follows:

As of
(In millions of U.S. Dollars)	April 1, 2023
Unrecognized stock-based compensation expense	$10.0
Weighted average years to recognize the unrecognized stock-based compensation	2.5 years

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes.

Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	13 weeks ended
(In millions of U.S. Dollars, except share amounts)	April 1, 2023	March 26, 2022
Shares retained to fund withholding taxes	339,079	42,986
Value of shares retained to fund withholding taxes	$1.1	$0.8

Share Repurchases

On June 21, 2021, the Board authorized stock repurchases of up to $250.0 million of the Company’s common stock. During the third quarter of 2021, the Company repurchased 1,016,563 shares of its outstanding common stock for a total acquisition cost of $25.0 million.

On February 28, 2022, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Wells Fargo Bank, National Association (“Wells Fargo”), under which the Company paid $75.0 million and received an initial share delivery of 3,438,264 shares of the Company’s outstanding common stock, which were immediately retired. The initial number of shares received was calculated as 75% of the $75.0 million divided by the price of the Company’s common stock on February 25, 2022 of $16.36. On May 27, 2022, pursuant to the terms of the ASR agreement, Wells Fargo elected to accelerate the settlement date of the ASR and the Company received the remaining settlement of 1,438,325 shares, which were immediately retired. The number of shares received was calculated by taking the initial $75.0 million divided by the price of the variable weighted-average price of the Company’s share price during the duration of the ASR of $15.38, less the number of shares received at the beginning of the ASR.

Note 13: Distribution Costs

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

Distribution costs were:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Distribution costs	$23.4	$32.8

Note 14: Promotional Costs and Sales Force Commissions

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

Promotional costs and sales force commissions were:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Promotional costs and sales force commissions	$39.0	$49.8

Like promotional accruals, other accruals are recorded over the time period that a liability is incurred and is both probable and reasonably estimable. Adjustments to amounts previously accrued are made when changes occur in the facts and circumstances that generated the accrual.

Note 15: Re-engineering and Impairment Charges

Re-engineering charges are mainly related to the Turnaround Plan described in Note 2.

Re-engineering charges are primarily related to severance costs, outside consulting services, impairment of fixed assets associated with the closure of facilities, and facility costs. In the first quarter of 2023, the Company announced that it was closing its manufacturing facilities in Greece. Total charges incurred from inception of the Turnaround Plan in 2020 through April 1, 2023 are approximately $106.8 million, including $81.1 million related to severance charges, $21.8 million related to other charges, primarily consulting costs and $3.9 million related to impairment of fixed assets.

The Company expects to incur approximately $3.1 million of re-engineering charges in fiscal year 2023 under the Turnaround Plan subsequent to the first quarter of 2023, consisting primarily of $2.0 million related to severance and $1.1 million related to other charges, primarily consulting costs. The Company anticipates cash expenditures related to these charges for the remainder of 2023 to be approximately $12.9 million. No further costs will be incurred pursuant to the Turnaround Plan.

Re-engineering charges were:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Severance	$(2.1)	$1.3
Other	1.9	0.2
Total Turnaround Plan (gains) charges	$(0.2)	$1.5

Total Re-engineering charges by segments

Total Re-engineering charges by segment were:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Asia Pacific	$0.5	$0.2
Europe	1.0	0.5
North America	1.4	—
South America	—	—
Corporate	(3.1)	0.8
Total re-engineering (gains) charges by segment	$(0.2)	$1.5

The balance included in Accrued liabilities related to the Turnaround Plan was:

	As of
(In millions of U.S. Dollars)	April 1, 2023	December 31, 2022
Beginning balance	$22.6	$12.9
Provision	(0.2)	29.4
Currency translation adjustment	0.2	(0.2)
Cash expenditures:
Severance	(6.7)	(17.8)
Other	(0.5)	(1.7)
Ending balance	$15.4	$22.6

Note 16: Income Taxes

The effective tax rate was:

	13 weeks ended
	April 1, 2023	March 26, 2022
Effective tax rate	(31.2)%	53.2%

The change in the effective tax rate for the first quarter of 2023 as compared to the first quarter of 2022, was primarily due to:

•Loss jurisdictions in a full valuation allowance (including the United States) where the jurisdictions are required under ASC 740 to be removed from the worldwide annual effective tax rate calculation. These losses are not being benefited in the effective tax rate due to the full valuation allowance, and
•an unfavorable jurisdictional mix of earnings.

There was no change in the first quarter of 2023 to the uncertain tax position reserves. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2004 through 2022.

In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments, and the impact of tax audit settlements on future periods.

Note 17: Commitments and Contingencies

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleged that statements in public filings between January 31, 2018 and February 24, 2020 regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The Company successfully prevailed on three consecutive motions to dismiss the complaint from January 25, 2021 through February 4, 2022, when the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, and the 11th Circuit Court of Appeals affirmed dismissal of the complaint on August 8, 2023. The plaintiff petitioned for rehearing en banc before the 11th Circuit Court of Appeals on August 29, 2023. The Court of Appeals denied the petition for rehearing on October 2, 2023. The plaintiff did not file a petition for certiorari to the United States Supreme Court, and the matter was closed as of January 4, 2024.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors relating to the allegations in the securities class action referenced in the preceding paragraph. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020, asserting breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The court stayed proceedings in this action pending resolution of the appeal of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the appeal of the third motion to dismiss in the putative stockholder class action. Upon full dismissal of the underlying putative class action, both of these derivative cases were voluntarily withdrawn.

In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleged that statements made in public filings between November 3, 2021 and May 3, 2022 regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff sought to represent a class of stockholders who purchased the Company’s shares during the alleged class period and demands unspecified monetary damages. On August 17, 2022, the Southern District of New York entered an order transferring the case to the Middle District of Florida. On September 16, 2022, the court appointed co-lead plaintiffs. On November 30, 2022, the plaintiffs filed a First Amended Class Action Complaint. The First Amended Class Action Complaint is based on alleged misstatements about the Company’s profitability and pricing leading up to May 4, 2022; the plaintiffs also proposed a new class period of May 5, 2021 through May 4, 2022. On September 28, 2023, the Court denied the defendant’s motion to dismiss the First Amended Class Action Complaint. On February 13, 2024, the plaintiffs filed a second amended complaint to add an additional named plaintiff. The plaintiffs did not change any of the other allegations. Defendants answered the second amended complaint on February 27, 2024. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In August 2022, a stockholder derivative complaint was filed in the Ninth Judicial Circuit of Florida against certain of the Company’s current and former officers and directors relating to the allegations in the securities class action referenced in the preceding paragraph. The derivative complaint asserts claims against the officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. On July 28, 2023, the defendants filed a motion to dismiss. On September 21, 2023, the plaintiff filed an amended complaint. On October 23, 2023, the parties filed a joint motion to stay this action pending the conclusion of certain events in the putative stockholder class action described in the preceding paragraph. The stay was granted on October 25, 2023. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In 2022, the SEC completed its inquiry into the Company’s accounting practices relating to its previously owned Fuller Mexico business and its Tupperware Mexico business. On September 29, 2022, the SEC issued a final order approving the settlement of the inquiry. Under the terms of the order, the Company neither admits nor denies the SEC’s findings and paid an immaterial civil penalty, which was fully accrued in the second quarter of 2022.

In March 2023, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Middle District of Florida. The complaint alleges that statements made in public filings between March 10, 2021 and March 16, 2023 regarding the Company’s income taxes and internal controls violated Sections 10(b) and 20(a) of the Securities Act of 1934. On June 5, 2023, the District Court appointed a lead plaintiff, who filed an amended complaint on January 12, 2024. The amended complaint proposes a new class period of February 23, 2022 through March 16, 2023. On March 12, 2024, the Company filed a motion to dismiss the amended complaint. Plaintiff may file a response on or before May 13, 2024, and Defendants may reply on or before June 12, 2024. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In January 2024, a stockholder derivative complaint was filed in the in United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The derivative complaint asserts claims against the officers and directors for breach of fiduciary duty, contribution for violations of the securities laws, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the Company to make false or misleading statements in violation for the securities laws during the period of November 3, 2021 through March 16, 2023. On March 8, 2024, Defendants filed a motion to stay this action pending the conclusion of certain events in the putative stockholder class action filed in June 2022. The Court granted the stay on March 11, 2024. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

Leases

The Company’s leases, including the minimum rental commitments for 2023, primarily consist of automobile leases with the remaining leases related to equipment, office space, and manufacturing and distribution facilities.

In October 2020, the Company entered into a leaseback agreement on the Company’s headquarters in Orlando, Florida and prior to the lease expiration in October 2031, the Company is obligated to restore the building to its original condition including the removal of asbestos. As of April 1, 2023, the Company recorded an asset retirement obligation of $0.9 million for the present value of the asbestos abatement costs and a reserve of $3.1 million for the present value of the restoration liability.

Note 18: Accumulated Other Comprehensive Loss

The change in Accumulated other comprehensive loss was as follows:

(In millions of U.S. Dollars, net of tax)	Foreign Currency Items (a)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 31, 2022	$(616.9)	$0.1	$3.5	$(613.3)

Other comprehensive income before reclassifications	17.7	—	0.1	17.8
Amounts reclassified from Accumulated other comprehensive loss	—	(0.1)	0.6	0.5
Other comprehensive income (loss)	17.7	(0.1)	0.7	18.3

Balance at April 1, 2023	$(599.2)	$—	$4.2	$(595.0)
____________________
(a)    Foreign currency amounts reclassified from Accumulated other comprehensive loss impact the Other expense (income), net line item in the Condensed Consolidated Statements of Income.
(b)    Cash flow hedge amounts reclassified from Accumulated other comprehensive loss impact the Cost of products sold line item in the Condensed Consolidated Statements of Income. See additional information for cash flow hedges at Note 9: Derivative Financial Instruments and Hedging Activities.
(c)    See additional information for pension and other post-retirement items at Note 11: Retirement Benefit Plans.

(In millions of U.S. Dollars, net of tax)	Foreign Currency Items (a)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 25, 2021	$(685.9)	$0.2	$(19.9)	$(705.6)

Other comprehensive income (loss) before reclassifications	8.5	0.4	(1.3)	7.6
Amounts reclassified from Accumulated other comprehensive loss	—	—	—	—
Other comprehensive income (loss)	8.5	0.4	(1.3)	7.6

Balance at March 26, 2022	$(677.4)	$0.6	$(21.2)	$(698.0)
____________________
(a)    Foreign currency amounts reclassified from Accumulated other comprehensive income (loss) impact the Other expense (income), net line item in the Condensed Consolidated Statements of Income.
(b)    Cash flow hedge amounts reclassified from Accumulated other comprehensive income (loss) impact the Cost of products sold line item in the Condensed Consolidated Statements of Income (Loss). See additional information for cash flow hedges at Note 9: Derivative Financial Instruments and Hedging Activities.
(c)    See additional information for pension and other post-retirement items at Note 11: Retirement Benefit Plans.

Amounts reclassified from Accumulated other comprehensive loss that related to cash flow hedges consisted of:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Cash flow hedge losses	$0.1	$—
Tax provision (benefit)	—	—
Amounts reclassified from Accumulated other comprehensive loss for cash flow hedges	$0.1	$—

Amounts reclassified from Accumulated other comprehensive loss related to pension and other post-retirement items consisted of:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Prior service benefit	$(0.2)	$(0.2)
Actuarial losses	1.0	0.3
Tax benefit	(0.2)	(0.1)
Amounts reclassified from Accumulated other comprehensive loss related to pension and other post-retirement items	$0.6	$—

Note 19: Earnings Per Share

Basic (loss) earnings per share - Total is calculated by dividing Net (loss) income by the weighted-average basic shares outstanding. Diluted (loss) earnings per share - Total is calculated by also considering the impact of dilutive securities, such as stock options, restricted shares, restricted stock units and performance share units on both Net (loss) income and the Basic weighted-average shares. In the first quarter of 2023, the dilutive impact of outstanding stock options, restrictive stock units, and performance-vested and market-vested shares was excluded from the computation of weighted -average dilutive shares as a result of the Company’s (Loss) income from continuing operations as its inclusion would have been anti-dilutive.

The elements of the earnings per share computations were as follows:

	13 weeks ended
(In millions of U.S. Dollars, except per share amounts)	April 1, 2023	March 26, 2022
(Loss) income from continuing operations	$(39.5)	$6.5
Loss on discontinued operations	$—	$(2.6)
Net (loss) income	$(39.5)	$3.9

Basic weighted-average shares	44.8	48.0
Effect of dilutive securities	—	3.3
Diluted weighted-average shares	44.8	51.3

Basic (loss) earnings from continuing operations - per share	$(0.88)	$0.14
Basic loss from discontinued operations - per share	$—	$(0.05)
Basic (loss) earnings per share - Total	$(0.88)	$0.09

Diluted (loss) earnings from continuing operations - per share	$(0.88)	$0.13
Diluted loss from discontinued operations - per share	$—	$(0.05)
Diluted (loss) earnings per share - Total	$(0.88)	$0.08

Excluded anti-dilutive shares	3.0	2.7

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

Segment details were as follows:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Net sales:
Asia Pacific	$75.6	$97.7
Europe	69.2	90.3
North America	86.1	101.5
South America	61.5	57.6
Total net sales	$292.4	$347.1

Segment profit:
Asia Pacific	$4.4	$12.3
Europe	3.5	7.1
North America	9.0	9.9
South America	6.1	7.6
Total segment profit	23.0	36.9

Unallocated expenses	16.9	19.5
Re-engineering charges (a)	(0.2)	1.5
Loss (gain) on disposal of assets	1.8	(0.1)
Loss on financing transactions	4.6	—
Interest expense	15.5	4.6
Interest income	(2.3)	(0.7)
Other expense (income), net	16.8	(1.8)
(Loss) income from continuing operations before income taxes	$(30.1)	$13.9
____________________
(a)    See Note 15: Re-engineering and Impairment Charges.

Total identifiable assets by segment were:

	As of
(In millions of U.S. Dollars)	April 1, 2023	December 31, 2022
Identifiable assets
Asia Pacific	$188.6	$198.0
Europe	181.8	196.4
North America	137.8	140.3
South America	127.8	124.9
Corporate	102.1	84.0
Total identifiable assets	$738.1	$743.6

Note 21: Restated Previously Issued 2022 Financial Statements

As further described below, as well as in Note 1: Summary of Significant Accounting Policies, the Company identified several prior period misstatements that impacted its unaudited quarterly Condensed Consolidated Financial Information for each of the quarterly periods in 2022. The Company is effectuating the restatement of the unaudited interim condensed consolidated financial information for the first quarter of 2022 as part of filing this report consistent with the amounts disclosed in its 2022 10-K.

Refer to the 2022 10-K Note 21: Restated Previously Issued 2021 and 2020 Financial Statements and the (a) - (z) listing of misstatements for further details regarding the nature of the misstatements which have been reflected in the adjustment columns noted below. The (a) - (z) tickmarks in the tables reflect the impact of such errors to the 2022 quarters, which originated in 2021 and prior years. In addition, the errors impacting only the quarterly periods are further detailed in the listing of misstatements (aa) to (ah) below.

The following tables present the restated unaudited Condensed Consolidated Financial Information as of the quarter ended March 26, 2022 (in millions of U.S. Dollars, except per share amounts).

Description of Quarterly Misstatements

Misstatements in the Company’s accounting for its Provision for Income Taxes were as follows:

a. - i. Tickmarks intentionally omitted.

Other pre-tax income statement misstatements that originated in 2021 and prior years were as follows:

j.An overstatement of Net sales and an understatement of deferred revenue within Accrued liabilities, due to lack of proper account reconciliations, by $0.4 million, for the three months ended March 26, 2022.
k.An overstated Non-trade accounts receivable, net by $0.3 million, and overstated Accrued liabilities by $0.3 million, as of March 26, 2022.
l-1.Misstatements related to incorrect accounting for intercompany transactions were:
•an overstatement of Cost of products sold and an understatement of Other assets by $1.0 million, for the three months ended March 26, 2022; and
•an understatement of Selling, general and administrative expense and overstatement of Other assets by $1.3 million, for the three months ended March 26, 2022.
m.Tickmark intentionally omitted.
n.An overstatement of foreign currency exchange income within Other comprehensive income and understatement of Other expense (income), net by $6.5 million, for the three months ended, March 26, 2022, for the misstatement of the impact of foreign exchange due to the incorrect long-term designation of certain intercompany loans.
o.Other misstatements of Selling, general and administrative expense which overstated Operating income by $0.6 million, for the three months ended March 26, 2022.
t.An overstatement of income within Other comprehensive income by $0.3 million, March 26, 2022, due to incorrect data inputs in the goodwill valuation models, which resulted in impairments not recognized or recognized in an incorrect period. Goodwill balance as of March 26, 2022, was also overstated due to a $9.0 million understatement of impairment of goodwill within Impairment of goodwill and intangible assets cumulatively for years prior to 2021.
u. - y. Tickmarks intentionally omitted.
z.The income tax expense related to the pre-tax errors was $0.7 million, for the three months ended March 26, 2022.

Balance Sheet and Income Statement Misclassifications were as follows:

l-2.An overstatement of Inventories and Accrued liabilities by $0.2 million as of March 26, 2022, related to incorrect accounting for intercompany transactions.
p.An understatement of Operating lease assets, Accrued liabilities, and Operating lease liabilities by $1.2 million, March 26, 2022, resulting from using incorrect lease periods and useful life for leased automobiles.
q.An understatement of Operating lease assets, Accrued liabilities, and Operating lease liabilities by $1.0 million, March 26, 2022, resulting from lease modifications.
r.A $0.6 million, overstatement of Selling, general and administrative expense and Net sales related to the misclassification of commission expense for the three months ended March 26, 2022.
s.Other balance sheet misclassifications between Accrued liabilities, Accounts payable, Accounts receivable, net, Long-term receivables, net, Long-term pension liabilities, and Prepaid expenses and other current assets, including the misclassification of the funding prepayment for one of the Company’s pension plans within Long-term pension liabilities that impacted all 2022 quarters.

Errors impacting the quarterly periods only were as follows:

aa. - ac. Tickmarks intentionally omitted.
ad.A $1.3 million understatement of Cash and cash equivalents and Accounts payable during the three months ended March 26, 2022.
ae.Tickmark intentionally omitted.
af.Other identified misstatements that were not material, individually or in the aggregate, to the Company’s Condensed Consolidated Financial Statements for the three months ended March 26, 2022.
ag.A misstatement of the impact of foreign exchange related to certain intercompany short-term loans, which understated foreign currency exchange income within Other comprehensive income and overstated Other expense (income), net by $0.4 million for the three months ended March 26, 2022.
ah.A misclassification of cash refunds for appreciation of leased cars, which overstated Selling, general and administrative expense and understated Loss (gain) on disposal of assets by $0.3 million in the three months ended March 26, 2022.

Statement of Cash Flows Misstatements:

ba.    Misstatements related to the settlement from net investment hedges resulted in an increase to net cash flow from operating activities and a decrease in net cash flow from investing activities of $4.9 million for the three months ended March 26, 2022. The Condensed Consolidated Statements of Cash Flows included in this Report includes additional line items in Adjustments to reconcile Net (loss) income to Net cash provided by operating activities: Changes in fair value of economic hedges. Amounts included on this line item were previously reported as part of Changes in assets and liabilities in the Quarterly Reports on Form 10-Q for the quarterly period ended March 26, 2022. This change in the presentation had no net impact on Net cash (used in) provided by operating activities for the quarterly period ended March 26, 2022.
bb.    Tickmark intentionally omitted.
bc.    Other misstatements, including errors in the calculation of net cash from discontinued operations, errors in the calculation of the impact of foreign exchange rate on cash, cash equivalents, and restricted cash and errors in the presentation of Net realized and unrealized foreign currency (gains) losses, resulted in the following changes to the Condensed Consolidated Statements of Cash Flows:
•$0.3 million increase to net cash flow from operating activities for the three months ended March 26, 2022. Additionally, amounts previously reported on line items within Change in assets and liabilities and Adjustments to reconcile Net (loss) income to Net cash (used in) provided by operating activities for the quarterly period ended March 26, 2022 have been corrected. These corrections to the line items within Changes in assets and liabilities and Adjustments to reconcile Net (loss) income to Net cash (used in) provided by operating activities had no net impact on Net cash (used in) provided by operating activities for the quarterly period ended March 26, 2022;
•$1.0 million decrease in Net cash provided by discontinued operations for the three months ended March 26, 2022;
•$0.5 million increase in the Effect of exchange rate changes on cash, cash equivalents and restricted cash for the three months ended March 26, 2022;
•$0.2 million net increase to Cash, cash equivalents and restricted cash at beginning of year for the three months ended March 26, 2022 related to cash from discontinued operations.
bd.    Misstatements related to debt resulted in a $23.0 million decrease to Borrowings on Revolver Facility and $23.0 million increase to Repayment of Revolver Facility in the three months ended March 26, 2022. These misstatements net to $0.0 million within net cash (used in) provided by financing activities.
be.    A $1.7 million overstatement of Depreciation and amortization in continuing operations and an understatement of net cash (used in) provided by discontinued operations in the Condensed Consolidated Statements of Cash Flows during the three months ended March 26, 2022.
bf.    Misstatements related to foreign currency gains on the Company's Euro-denominated term loan resulted in a $4.3 million increase to the Net realized and unrealized foreign currency (gains) losses and an offsetting impact to Changes in assets and liabilities during the three months ended March 26, 2022. These misstatements net to $0.0 million within net cash (used in) provided by operating activities.

Condensed Consolidated Statement of (Loss) Income
	13 weeks ended March 26, 2022
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated
Net sales (j)(r)	$348.1	$(1.0)	$347.1
Cost of products sold (l-1)	126.1	(1.0)	125.1
Gross profit	222.0	—	222.0

Selling, general and administrative expense (l-1)(o)(r)(af)(ah)	203.4	1.2	204.6
Re-engineering and impairment charges	1.5	—	1.5
(Gain) loss on disposal of assets (ah)	(0.4)	0.3	(0.1)
Operating income (loss)	17.5	(1.5)	16.0

Interest expense	4.6	—	4.6
Interest income	(0.7)	—	(0.7)
Other expense (income), net (n)(ag)	4.3	(6.1)	(1.8)
Income from continuing operations before income taxes	9.3	4.6	13.9

Provision for income taxes (z)	6.8	0.6	7.4
Income from continuing operations	2.5	4.0	6.5

Income from discontinued operations before income taxes	0.4	—	0.4
Loss on held for sale assets and dispositions	(2.6)	—	(2.6)
Provision for income taxes	0.4	—	0.4
Loss on discontinued operations	(2.6)	—	(2.6)

Net (loss) income	$(0.1)	$4.0	$3.9

Basic earnings from continuing operations - per share	$0.05	$0.09	$0.14
Basic loss from discontinued operations - per share	$(0.05)	$—	$(0.05)
Basic earnings per share - Total	$—	$0.09	$0.09

Diluted earnings from continuing operations - per share	$0.05	$0.08	$0.13
Diluted loss from discontinued operations - per share	$(0.05)	$—	$(0.05)
Diluted earnings per share - Total	$—	$0.08	$0.08

Condensed Consolidated Statement of Comprehensive Income (Loss)
	13 weeks ended March 26, 2022
(In millions of U.S. Dollars)	As Previously Reported	Adjustments	As Restated
Net (loss) income	$(0.1)	$4.0	$3.9
Total other comprehensive income (loss) (n)(t)(ag)	14.0	(6.4)	7.6
Total comprehensive income (loss)	$13.9	$(2.4)	$11.5

Condensed Consolidated Statements of Stockholders’ Deficit
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In millions of U.S. Dollars, except share amounts, which are in millions of shares)	Shares	Dollars	Shares	Dollars
Balance at December 25, 2021 as restated	63.6	$0.6	14.7	$(876.1)	$216.9	$1,145.5	$(705.6)	$(218.7)

Activity, as reported	—	—	3.2	(39.4)	(19.5)	(14.1)	14.0	(59.0)
Adjustments (j)(l-1)(n)(o)(t)(z)(af)(ag)	—	—	—	—	—	4.0	(6.4)	(2.4)
Balance at March 26, 2022 as restated	63.6	$0.6	17.9	$(915.5)	$197.4	$1,135.4	$(698.0)	$(280.1)

Condensed Consolidated Statement of Cash Flows
	13 weeks ended March 26, 2022
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Operating Activities:
Net (loss) income	$(0.1)	$4.0	$3.9
Less: loss from discontinued operations	(2.6)	—	(2.6)
Income (loss) from continuing operations	2.5	4.0	6.5

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization (af)(be)	10.7	(1.5)	9.2
Net realized and unrealized foreign currency (gains) losses (n)(ag)(bc)(bf)	(3.1)	0.3	(2.8)
Stock-based compensation	2.9	—	2.9
Amortization of deferred debt issuance costs	0.5	—	0.5
Gain (loss) on disposal of assets (ah)	(0.4)	0.3	(0.1)
Provision for credit losses (bc)	3.3	(0.7)	2.6
Write-down of inventories	3.6	—	3.6
Net change in deferred taxes (z)(bc)	4.6	(4.2)	0.4
Net cash impact from hedging activity (ba)	(2.5)	2.5	—
Net cash settlement of economic and cash flow hedges (ba)	—	2.1	2.1
Change in fair value of economic hedges (ba)	—	1.5	1.5
Other (ah)(bc)	(0.1)	0.4	0.3
Changes in assets and liabilities:
Accounts receivable (bc)	(1.8)	2.5	0.7
Inventories (l-2)	(13.7)	—	(13.7)
Non-trade accounts receivable (k)(o)(bc)	(6.3)	(0.7)	(7.0)
Prepaid expenses (o)(s)(bc)	1.0	1.9	2.9
Other assets (l-1)(ba)(bc)	2.7	(3.8)	(1.1)
Operating lease assets and liabilities, net (o)(p)(q)(bc)	—	(1.7)	(1.7)
Accounts payable and accrued liabilities (j)(k)(l-2)(o)(s)(ad)(bc)(bf)	(27.4)	1.2	(26.2)
Income taxes payable (z)(bc)	(14.5)	(0.1)	(14.6)
Other liabilities (s)(bc)	(3.3)	0.9	(2.4)
Net cash (used in) provided by operating activities	(41.3)	4.9	(36.4)
Investing Activities:
Capital expenditures	(6.0)	—	(6.0)
Proceeds from disposal of property, plant and equipment	0.5	—	0.5
Net cash settlement from net investment hedges (ba)	—	(4.9)	(4.9)
Net cash used in investing activities	(5.5)	(4.9)	(10.4)
Financing Activities:
Common stock repurchase	(75.0)	—	(75.0)
Cash payments of employee withholding tax for stock awards	(0.8)	—	(0.8)
Borrowings on Revolver Facility (bd)	128.0	(23.0)	105.0
Repayment of Revolver Facility (bd)	(23.0)	23.0	—
Finance lease repayments	(0.3)	—	(0.3)
Net cash provided by financing activities	28.9	—	28.9

Condensed Consolidated Statement of Cash Flows
	13 weeks ended March 26, 2022
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Discontinued Operations
Net cash provided by operating activities (bc)(be)	0.1	0.7	0.8
Net cash used in investing activities	(0.1)	—	(0.1)
Net Cash provided by discontinued operations	—	0.7	0.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash (bc)	(2.9)	0.5	(2.4)
Net change in cash, cash equivalents and restricted cash	(20.8)	1.2	(19.6)
Cash, cash equivalents and restricted cash at beginning of year (bc)	273.8	0.2	274.0
Cash, cash equivalents and restricted cash at end of period (ad)	$253.0	$1.4	$254.4

See descriptions of the net (loss) income impacts in the Condensed Consolidated Statement of (Loss) Income.
(1) The Company has reclassified certain prior period cash flow accounts to conform with the current period presentation. Changes in Operating lease assets and liabilities, net, which were reported as part of changes in Accounts payable and Accrued liabilities in the Quarterly Reports on Form 10-Q for the three months ended March 26, 2022 are now separately reported in an individual line item in the Condensed Consolidated Statements of Cash Flows. See Note 1: Summary of Significant Accounting Policies.

Note 22: Subsequent Events

On April 3, 2023, the Company received written notice from the New York Stock Exchange (“NYSE”) indicating that the Company was not in compliance with Section 802.01E of the NYSE Listed Company Manual, as a result of the Company’s failure to timely file its 2022 10-K with the SEC. In connection with the April notice, the Company notified the NYSE that it intended to file the 2022 10-K within the six-month cure period following the 2022 10-K filing due date. On June 1, 2023, the Company received a notice from the NYSE indicating the Company was not in compliance with Sections 802.01B and Section 802.01C of the NYSE Listed Company Manual because (i) the Company’s average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, its last reported stockholders’ equity was less than $50.0 million, and (ii) the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. The Company submitted a business plan advising the NYSE of definitive actions the Company had taken, which were expected to bring the Company into full compliance with the minimum global market capitalization listing standard within 18 months of receipt of the notice. On August 1, 2023, NYSE provided notice to the Company that the Company had regained compliance with the minimum stock price standard of Section 802.01C of the NYSE Listed Company Manual. On October 3, 2023, the Company received a notice from the NYSE that its request had been granted to extend its compliance period to March 31, 2024 for the filing of the 2022 10-K and the 2023 Quarterly Reports on Form 10-Q. On October 13, 2023 the Company filed the 2022 10-K. On January 5, 2024, the Company received written notification from the NYSE that it was not in compliance with Section 302 of the NYSE Listed Company Manual due to the Company’s failure to hold an annual meeting for the Company’s fiscal year ended December 31, 2022 by December 31, 2023.On February 1, 2024, the NYSE notified the Company that it had regained compliance with the minimum market capitalization and shareholders’ equity requirement of Section 802.01B of the NYSE Listed Company Manual. The NYSE may commence suspension or delisting procedures, if it determines circumstances warrant such action.

On April 28, 2023, the Company executed a Letter of Intent for the sale of 100% of its shares in Nuvo. The Company entered into a Sales and Purchase Agreement on July 27, 2023, contributed additional capital of $1.6 million to Nuvo for payment of severance costs prior to the sale, and completed the sale on August 7, 2023.

On May 4, 2023, the Company appointed Brian J. Fox of Alvarez & Marsal North America, LLC as the Company’s Chief Restructuring Officer as part of the requirements under the Fourth Amendment. Refer to Note 7: Debt for additional information. In the fourth quarter of 2022, the Company engaged Alvarez & Marsal to provide certain professional services and the scope of these services expanded in the second quarter of 2023.

On June 2, 2023, the Board adopted a resolution to change the payment of the independent directors’ quarterly fees from equity to cash. This change impacts those independent directors who initially elected to receive their quarterly payments in common stock for the 2022-2023 term. This change was implemented as a result of the limited number of shares available for grant under the Company’s 2019 Incentive Plan share pool and the Company’s common stock share price levels. The all-cash quarterly payments will remain in effect until the Company’s next annual stockholder meeting.

On June 12, 2023, the Company completed the sale of its Indonesia commercial office for $3.6 million. Furthermore, on June 15, 2023, the Company completed the sale of the warehouse in its Indonesia location for $8.6 million. The warehouse was leased back to the Company. Upon receipt of $11.3 million net sale proceeds for both the office and the warehouse, $6.0 million was used to pay down the Revolver Facility under the Amended Credit Agreement.

On June 21, 2023, the Company received a $12.3 million refund of judicial deposits in Brazil related to non-income taxes. The proceeds were used to pay debt restructuring costs and for general working capital purposes.

On July 28, 2023 and August 9, 2023, an Indonesia Judges Panel ruled in favor of P.T. Tupperware Indonesia with respect to a majority of its tax appeals concerning tax assessments for fiscal years 2018 and 2017, respectively. As a result of the court’s favorable rulings, P.T. Tupperware Indonesia received tax refunds of approximately $9.8 million for fiscal year 2017 and $15.9 million for fiscal year 2018, for a total of $25.7 million. These tax refunds were received between August 30, 2023 and October 3, 2023 by P.T. Tupperware Indonesia in various installments and amounts. In February 2024, the proceeds related to this settlement were used to pay down $10.9 million of the USD Term A Loans and $12.1 million of interest under the Amended Credit Agreement.

On August 2, 2023, the Board approved 2023 Long Term Incentive (“LTI”) Cash Awards and 2023 Cash Retention Awards (collectively, the “2023 Awards”) to each of the Company’s executive officers at that time (as well as to other key employees). The 2023 Awards were issued pursuant to, and subject to, the terms and conditions of the Company’s 2019 Incentive Plan. The 2023 Awards were conditioned upon the filing of the 2022 10-K and only became effective October 16, 2023.

On August 7, 2023, the Chief Legal Officer informed the Company of her intention to resign from her position effective September 30, 2023. In connection with Karen Sheehan’s resignation, on August 24, 2023, the Company and Ms. Sheehan entered into a Consulting Services Agreement, pursuant to which Ms. Sheehan served as a consultant to the Company to ensure an orderly transition. On November 17, 2023, the Board reappointed Ms. Sheehan as Executive Vice President, Chief Legal Officer & Secretary, with such appointment effective on November 20, 2023. Under the terms of the Consulting Services Agreement, which terminated on November 19, 2023 in connection with her reappointment, Ms. Sheehan received approximately $0.2 million for services rendered to the Company.

On August 24, 2023, in compliance with the Amended Credit Agreement, the Board expanded the size of the Board to 13 directors and elected Paul Aronzon to serve as a director, with both actions effective August 25, 2023. Mr. Aronzon serves as Chair of the Transformation Committee and a member of the Audit & Finance Committee of the Board.

On September 12, 2023, Madeline Otero, Senior Vice President & Chief Accounting Officer informed the Company of her intention to resign from her position following the filing of the 2022 10-K. Her resignation was effective October 17, 2023.

On October 6, 2023, Richard Goudis, Executive Vice Chair and Director, informed the Company of his intention to resign from his position following the filing of the 2022 10-K. His resignation was effective October 17, 2023.

On October 11, 2023, the Company sold its Hemingway, South Carolina manufacturing plant for a purchase price of $15.0 million. In connection with the closing of the transaction, the Company also entered into a leaseback agreement for an initial term of up to 14 months, with a prepayment of rent in the amount of $3.0 million for the initial 12 months. The parties may renew the lease upon mutual agreement. The net proceeds received by the Company were reduced by transaction commissions and expenses incurred in connection with the sale. The proceeds were primarily used to pay down $11.0 million on the USD Term Loan A under the Amended Credit Agreement.

On October 16, 2023, the Board terminated the employment of Miguel Fernandez as the Company’s President and Chief Executive Officer. As a result, Mr. Fernandez was required to resign as a member of the Board, effective October 16, 2023, pursuant to Company policy. Such resignation was not the result of any dispute or disagreement relating to the Company’s operations, policies, or practices. In connection with his termination by the Company without cause, Mr. Fernandez received benefits provided for under the Tupperware Brands Corporation Executive Severance Pay Plan.

On October 16, 2023, the Board appointed Laurie Ann Goldman as President and Chief Executive Officer and as a member of the Board effective October 17, 2023. In connection with her employment as President and Chief Executive Officer, the Company and Ms. Goldman entered into a letter of agreement with a term commencing on October 17, 2023 and ending on April 17, 2025.

On October 16, 2023, in support of the Company’s next phase of operations, Mark Burgess, Meg Crofton, Deborah Ellinger, and James Fordyce elected to resign from the Company’s Board. In connection therewith and to further support compliance with the Amended Credit Agreement, and to accelerate the Company’s development and execution of the Transformation Plan, the Board appointed three new directors, Lori Bush, Paul Keglevic and William Transier, effective October 17, 2023.

On October 24, 2023, PwC informed the Company that PwC was declining to stand for re-appointment as the Company’s registered public accounting firm for the integrated audit of the fiscal year ending December 30, 2023. There was no dispute between the Company and PwC. On January 24, 2024, following approval by the Audit and Finance Committee of the Board, the Company engaged KPMG LLP as its independent registered public accounting firm for the fiscal year ended December 30, 2023 and to review the Company’s financial statements for the first three fiscal quarters of 2023, effective immediately.

On January 10, 2024, the Company restructured the role of Chief Commercial Officer, and in connection with this position restructuring, Hector Lezama, Chief Commercial Officer, was exited from the Company on January 19, 2024. Mr. Lezama is entitled to receive benefits provided for under the Company’s Executive Severance Pay Plan in connection with his entrance into a Separation Agreement & Release of Claims. The Company subsequently appointed Samantha Lomow to the newly restructured Chief Commercial Officer role.

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
•the Company’s ability to comply with, or further amend, or obtain forbearance from non-compliance with, financial covenants and other obligations under its Forbearance Agreement and Amended Credit Agreement and its ability to repay or refinance the debt outstanding under its current credit facility and take other actions to address its capital structure, as well as potential downgrades to the Company’s credit ratings;
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
•the Company’s ability to timely file its Annual Report on Form 10-K with the SEC, given material weakness remediation efforts and resource constraints;
•the Company’s compliance with the NYSE listing standards, and other consequences of the recent high volatility of the price of our common stock and volume of daily trading;
•the continued service of our senior management and other key employees, and our ability to attract and retain highly talented personnel at all levels;
•the successful execution of the Company’s revised business plan and other operating or cost-saving initiatives;
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

•the risk that direct selling laws and regulations in any of the Company’s markets may be modified, interpreted, or enforced in a manner that results in negative changes to the Company’s business models or negatively impacts its revenue, sales force, or business, including through the interruption of recruiting and sales activities, loss of licenses, imposition of fines, or any other adverse actions or events;
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
•unpredictable economic and political conditions and events globally, including any public health emergencies, such as the COVID-19 pandemic; and
•other risks and uncertainties discussed in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2022 10-K, and this Report, as well as the Company’s Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company’s other filings with the SEC.

The following is a discussion of the results of continuing operations for the 13 weeks ended April 1, 2023, compared with the 13 weeks ended March 26, 2022, and changes in financial condition during the 13 weeks ended April 1, 2023. This information should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1. Financial Statements. All references to “Notes” are references to the particular Note included in Item 1 of this Report.

Overview

Tupperware Brands Corporation is a global consumer products company that designs innovative, functional, and environmentally responsible products. Founded in 1946, the Company's signature container created the modern food storage category that revolutionized the way the world stores, serves, and prepares food. Today, this iconic brand has more than 8,500 functional design and utility patents for solution-oriented kitchen and home products. The Company distributes its products into more than 70 countries primarily through approximately 648,000 independent sales force members around the world, with a weekly average active sales force of approximately 279,000 for the quarter ended April 1, 2023. Worldwide, the Company engages in the marketing, manufacturing, and sale of design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. The Company primarily uses a direct selling business model to distribute and market products through personal connections, product demonstrations, and understanding of consumer needs. The Company has also engaged in expanding the reach of the brand through the enhancement of digital platforms to sell and market products as well as exploring business-to-business distribution channels. With a purpose to nurture a better future, the Company’s products offer an alternative to single-use items and through the direct selling channel, the Company offers individuals an opportunity to build a business as a meaningful way to make money and impact women, families and communities around the world.

The Company is executing its Transformation Plan leveraging the consumer acceptance of the iconic Tupperware brand. This strategy is rooted in growing and digitizing the direct selling business, entering new categories, increasing consumer access points, and expanding the Company’s distribution channels. The Company’s Transformation Plan is intended to bring sustainable growth. While the Company has seen progress against the Turnaround Plan through efforts like cost savings initiatives and the divestiture of non-core assets including real estate, it expects further progress under the Transformation Plan with expansion of retail sales through new outlets and channels, increased digitization across the Company and product innovations to address the needs of various consumer and socioeconomic segments.

Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the section titled Forward-Looking Statements

Non-GAAP Financial Information

Throughout this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, which should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with generally accepted accounting principles in the United States ("GAAP"). References to these measures should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Management uses these non-GAAP measures when evaluating the Company's performance, including when making financial and operating decisions. Additionally, management believes these non-GAAP financial measures provide investors with additional financial information that should be considered when assessing our underlying business performance and trends.

As the impacts of foreign currency translation are an important factor in understanding the Company’s period-to-period comparisons, the Company presents results on a local currency basis, as a supplement to reported results, to improve the readers’ ability to understand the Company’s operating results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if the current period exchange rates had been used to translate the results in the prior period. The use of local currency and percentage changes excluding currency changes represent non-GAAP financial measures. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a “local currency” basis, or “excluding foreign exchange impact.” Results on a local currency basis may not be comparable to similarly titled measures used by other companies.

Trends Affecting Our Business

The following trends significantly affect our business and operating results. See the risk factors identified under Part I, Item 1A. “Risk Factors” in our 2022 10-K, as updated by this Report, for more information. Additionally, see “Results of Continuing Operations” and “Financial Condition” below for additional information on efforts we are taking to mitigate adverse trends.

In the first quarter of 2023 there was a continued decrease in overall sales as compared to the first quarter of 2022 and fourth quarter of 2022. This decrease was primarily due to the decline in the sales force activity which has been negatively impacted by both internal and external factors such as changes in the sales force business model, changes in the sales force compensation plans, unsuccessful recruitment and retention efforts, as well as market factors such as lower consumer sentiment, and higher global inflation. The Company is responding by developing new business models around the increasing flexible work environment that is characteristic of the gig economy. In the first quarter of 2023, there was a decrease in the sales force activity in Asia Pacific, Europe and North America segments as compared to the first quarter of 2022 and fourth quarter of 2022. However, the South America segment had a slight increase in the sales force activity in the first quarter of 2023 as compared to the first quarter of 2022.

The continued strengthening of the U.S. dollar (“USD”) presents challenges for global markets and companies that do business globally. The USD has strengthened against the Euro, Swiss Franc, Mexican Peso and other currencies. This continues to be a headwind for the Company as its foreign denominated revenues are translated into USD at lower exchange rates negatively impacting results. The Company estimates that the negative impact on revenues for the first quarter of 2023 was approximately 5% compared to the same period in the prior year.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While the Company does not expect the conflict to have a material impact on its results of operations, further escalation of geopolitical tensions related to the conflict, including increased trade barriers and restrictions on global trade, could result in, among other things, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. Additionally, if the military conflict escalates beyond its current scope, the Company could be negatively impacted by economic recessions in certain neighboring European countries or globally.

Results of Continuing Operations

	13 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions of USD, except per share amounts)	Apr 1, 2023	Mar 26, 2022	Amount	Percent		Amount	Percent
Net sales	$292.4	$347.1	$(54.7)	(16)%	$(15.1)	$(39.6)	(12)%
Gross margin as percent of sales	59.7%	64.0%	N/A	(4.3) pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	57.6%	58.9%	N/A	(1.3) pp	N/A	N/A	N/A
Operating income	$4.5	$16.0	$(11.5)	(72)%	$(1.9)	$(9.6)	(68)%
(Loss) income from continuing operations	$(39.5)	$6.5	$(46.0)	+	$(1.9)	$(44.1)	+
Diluted (loss) earnings from continuing operations - per share	$(0.88)	$0.13	$(1.01)	+	$(0.04)	$(0.97)	+
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $292.4 million and $347.1 million in the first quarter of 2023 and 2022, respectively and reflect the impact of the overall uncertainty surrounding the Company’s future business success. Net sales decreases in Asia Pacific, Europe, and North America, were partially offset by increased net sales in South America. Excluding the foreign exchange impact, net sales decreased $39.6 million or 12 percent, as follows:

•The net sales decreases in Asia Pacific of $16.0 million, Europe of $15.4 million, and North America of $18.5 million were primarily driven by an overall decrease in the sales force activity within these segments resulting in lower sales volumes partly due to product price increases in economies experiencing increased inflation.
•The net sales increase in South America of $10.3 million, was primarily driven by an overall larger and more productive sales force resulting in higher sales volumes at higher product costs. In addition this segment has been more successful at recruitment and retention programs in the twelve months ended April 1, 2023.

In the first quarter of 2023, the negative impact from lower sales volumes was approximately 14 percent which was partially offset by an approximately 2 percent positive impact from higher prices.

A more detailed discussion of the net sales results by segment is included in the Segment Results section below. As discussed in Note 14: Promotional Costs and Sales Force Commissions, the Company includes certain promotional costs in Selling, general and administrative expense. As a result, the Company’s net sales may not be comparable with other companies that treat these costs as a reduction of net sales.

Gross Margin and Gross Profit

Gross profit was $174.6 million and $222.0 million in the first quarter of 2023 and 2022, respectively. Gross margin as a percentage of sales was 59.7 percent and 64.0 percent in the first quarter of 2023 and 2022, respectively. The Gross margin decrease of 4.3 percentage points (“pp”) is primarily due to:

•higher manufacturing costs,
•higher product costs primarily resin costs, and
•inventory obsolescence charges.

As discussed in Note 13: Distribution Costs, the Company includes distribution costs of its products in Selling, general and administrative expense. As a result, the Company’s gross profit may not be comparable with other companies which include this expense in cost of products sold.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $168.5 million and $204.6 million in the first quarter of 2023 and 2022, respectively. Excluding foreign exchange impact of $6.7 million, Selling, general and administrative expense decreased by $29.4 million primarily due to the following:

•lower sales volume resulting in lower commissions earned by sales force,
•lower expenses in corporate administration for information technology, marketing, tax, and legal, and
•lower outbound freight and warehouse expense as a result of lower sales volume.

Selling, general and administrative expense as a percentage of sales decreased 1.3 pp from 58.9 percent to 57.6 percent in the first quarter of 2023 as compared to the first quarter of 2022.

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

Unallocated expenses were $16.9 million and $19.5 million first quarter of 2023 and 2022. The $2.6 million decrease is primarily due to lower expenses in administrative departments, partially offset by an increase in consulting expense.

Re-engineering Charges

Re-engineering and impairment (gains) charges (see Note 15: Re-engineering and Impairment Charges) were a $0.2 million gain and $1.5 million charge in the first quarter of 2023 and 2022, respectively. Declines in net sales have led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency, and otherwise turn around its business. These actions have resulted in Re-engineering and impairment (gains) charges related to headcount reductions and facility down-sizing and closures, as well as related asset write-downs. Other costs includes various expenses associated with structural changes impacting the Company's sales force. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts.

The re-engineering charges were:

	13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022
Turnaround Plan	$(2.1)	$1.3
Other	1.9	0.2
Total re-engineering (gains) charges	$(0.2)	$1.5

The key elements of the Turnaround Plan included: increasing the Company's right-sizing plans to improve profitability, accelerating the divestiture of non-core assets to strengthen the balance sheet, restructuring the Company’s debt to enhance liquidity, and creating a more sustainable business model. The types of charges included in the Turnaround Plan are primarily related to severance costs, facility closing costs, and consulting services. The Company expects to incur approximately $5.0 million of total Turnaround Plan charges in 2023.

Loss (Gain) on Disposal of Assets

Loss (gain) on disposal of assets were a loss of $1.8 million and a gain of $0.1 million in the first quarter of 2023 and 2022, respectively. The loss in the first quarter of 2023 is primarily due to loss on operating lease in Singapore procurement and the write off of information technology assets due to business and strategy changes.

Loss on Financing Transactions

The Company modified its Credit Agreement in the first quarter of 2023 and recognized $4.6 million in financing transaction expenses. The Company did not have similar activity in the first quarter of 2022.
Interest Expense

Interest expense was $15.5 million and $4.6 million in the first quarter of 2023 and 2022, respectively. Interest expense in the first quarter of 2023 is higher as compared to the first quarter of 2022 due to increases in interest rates in the Amended Credit Agreement (as defined in the Financial Condition section below).

Interest Income

Interest income was $2.3 million and $0.7 million in the first quarter of 2023 and 2022, respectively. Interest income is related to the interest earned on the Company's cash balances. Interest income in the first quarter of 2023, has increased as the Company invests its excess cash, primarily in Argentina.

Other Expense (Income), Net

Other expense (income), net was expense of $16.8 million and income of $1.8 million in the first quarter of 2023 and 2022, respectively, are primarily driven by foreign currency losses associated with its intercompany loans which have all been classified as current. The Company records foreign currency translation impacts and pension costs in this line item.

Provision for Income Taxes

Provision for income taxes (see Note 16: Income Taxes) was a provision of $9.4 million and $7.4 million in the first quarter of 2023 and 2022, respectively. The effective tax rate was (31.2) percent and 53.2 percent in the first quarter of 2023 and 2022, respectively. The change in the effective tax rate in the first quarter of 2023 as compared to the first quarter of 2022, was primarily due to:

•Loss jurisdictions in a full valuation allowance (including the United States) where the jurisdictions are required under ASC 740 to be removed from the worldwide annual effective tax rate calculation. These losses are not being benefited in the effective tax rate due to the full valuation allowance, and
•an unfavorable jurisdictional mix of earnings.

Net (Loss) Income from Continuing Operations

Net (Loss) Income from Continuing Operations was a loss of $39.5 million and income of $6.5 million in the first quarter of 2023 and 2022, respectively. See above discussion for the main drivers of changes in Net (Loss) Income from Continuing Operations. A more detailed discussion of the results by segment is included in the Segment Results section below.

Segment Results

International operations generated 89.8 percent and 89.7 percent of total sales in the first quarter of 2023 and 2022, respectively. These units generated 112.5 percent and 101.6 percent of segment profit in the first quarter of 2023 and 2022, respectively.

Asia Pacific

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Apr 1, 2023	Mar 26, 2022	Amount	Percent		Amount	Percent	Apr 1, 2023	Mar 26, 2022
Net sales	$75.6	$97.7	$(22.1)	(23)%	$(6.1)	$(16.0)	(17)%	26%	28%
Segment profit	$4.4	$12.3	$(7.9)	(64)%	$(1.0)	$(6.9)	(61)%	19%	33%
Segment profit as percent of net sales	5.8%	12.6%	N/A	(6.8) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $75.6 million and $97.7 million in the first quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales decreased $16.0 million or 17 percent, primarily due to lower sales in China and Malaysia. China’s sales declined primarily due to a spike of COVID-19 after lockdowns were removed in late December. Malaysia’s performance was negatively impacted by a decrease in the average active sales force and a decrease in recruiting.

In the first quarter of 2023 compared with 2022, the negative impact to net sales from lower volume was approximately 17 percent.

Segment profit was $4.4 million and $12.3 million in the first quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit decreased $6.9 million, primarily due to lower sales volume in China and Malaysia, lower gross margin attributable to promotions and discounts in China, and increased product costs across the segment. Cost rationalization actions continue to be implemented.

The Chinese Renminbi had the most meaningful impact on the first quarter 2023 net sales and profit comparisons.

Europe

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Apr 1, 2023	Mar 26, 2022	Amount	Percent		Amount	Percent	Apr 1, 2023	Mar 26, 2022
Net sales	$69.2	$90.3	$(21.1)	(23)%	$(5.7)	$(15.4)	(18)%	24%	26%
Segment profit	$3.5	$7.1	$(3.6)	(51)%	$(1.0)	$(2.6)	(42)%	15%	19%
Segment profit as percent of net sales	5.1%	7.9%	N/A	(2.8) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $69.2 million and $90.3 million in the first quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales decreased $15.4 million or 18 percent, primarily due to a decrease in the sales force activity resulting in lower sales volumes, particularly in Germany, South Africa, France and Iberia. The sales force productivity across the segment in the first quarter of 2023 as compared to the first quarter of 2022, was impacted by lower consumer spending, as a result of continued deterioration in consumer sentiment impacted by geopolitical concerns, high inflation, and lower disposable income.

In the first quarter of 2023 compared with 2022, the negative impact to net sales from lower volume was approximately 19 percent which was partially offset by an approximately 1 percent positive impact from higher prices.

Segment profit was $3.5 million and $7.1 million in the first quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit decreased $2.6 million, primarily due to lower sales volumes and lower gross margin as a result of increased product costs across the segment. The Company continues to right-size the organization through reduction in fixed costs across all functional areas in the segment.

The Euro had the most meaningful impact on the first quarter 2023 net sales and profit comparisons.

North America

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Apr 1, 2023	Mar 26, 2022	Amount	Percent		Amount	Percent	Apr 1, 2023	Mar 26, 2022
Net sales	$86.1	$101.5	$(15.4)	(15)%	$3.1	$(18.5)	(18)%	29%	29%
Segment profit	$9.0	$9.9	$(0.9)	(9)%	$1.1	$(2.0)	(18)%	39%	27%
Segment profit as percent of net sales	10.5%	9.8%	N/A	0.7 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $86.1 million and $101.5 million in the first quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales decreased $18.5 million or 18 percent, primarily due to a decline in the average active sales force and decreased recruiting in the first quarter of 2023 as compared to the first quarter of 2022. The sales force productivity across the segment was negatively impacted by increased product costs in an environment experiencing high inflation resulting in lower consumer spending.

In the first quarter of 2023 compared with 2022, the negative impact to net sales from lower volume was approximately 19 percent which was partially offset by an approximately 1 percent positive impact from higher prices.

Segment profit was $9.0 million and $9.9 million in the first quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit decreased $2.0 million, primarily due to:

•lower sales volume,
•lower gross margin due to higher product costs across the segment, partially offset by
•lower distribution expenses as a result of decreased outbound freight expense in the United States and Canada, and
•lower sales force commissions in the United States and Canada related to decreased sales.

The Mexican Peso had the most meaningful impact on the first quarter 2023 net sales and profit comparisons.

South America

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Apr 1, 2023	Mar 26, 2022	Amount	Percent		Amount	Percent	Apr 1, 2023	Mar 26, 2022
Net sales	$61.5	$57.6	$3.9	7%	$(6.4)	$10.3	20%	21%	17%
Segment profit	$6.1	$7.6	$(1.5)	(20)%	$(0.8)	$(0.7)	(10)%	27%	21%
Segment profit as percent of net sales	9.9%	13.2%	N/A	(3.3) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $61.5 million and $57.6 million in the first quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales increased $10.3 million or 20 percent, primarily due to higher net sales and volumes in Argentina and Brazil. Argentina’s sales force was more productive and recruitment was more successful in the first quarter of 2023 as compared to the first quarter of 2022. Brazil had a slight decline in the average active sales force in the first quarter of 2023 as compared to the first quarter of 2022, but they were more productive resulting in increased sales volume at higher price.

In the first quarter of 2023 compared with 2022, the positive impact to net sales from higher volume was approximately 14 percent and higher prices was approximately 6 percent.

Segment profit was $6.1 million and $7.6 million in the first quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit decreased $0.7 million primarily driven by decreased profits in Argentina attributable to increased warehouse rent expense, and high inflation rate which resulting in high cost for production, labor and shipping.

The Argentine Peso had the most meaningful impact on the first quarter 2023 net sales and profit comparisons.

Financial Condition

Liquidity and Capital Resources

The Company has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the issuance date of these financial statements. As previously disclosed, the Company had no ability to borrow further under its revolving credit facility (the “Revolver Facility”) until August 2, 2023, when it entered into the Debt Restructuring Agreement (the “DRA”), which enabled immediate access to up to $21.0 million on the Revolver Facility subject to liquidity and other cash covenants. While the Company believed when entering into the DRA that it would provide additional flexibility to fund its operations and satisfy its obligations as then anticipated in the near term, it also imposed new covenants, including liquidity covenants requiring the use of excess cash for debt reduction.

On February 13, 2024, the Company entered into the Forbearance Agreement (the “Forbearance Agreement”), amending, modifying, and otherwise affecting the Amended Credit Agreement pursuant to which the Lenders party thereto have agreed to forbear from exercising any of their respective rights and remedies, and from directing the Administrative Agent to exercise any of the rights and remedies available to the Administrative Agent and the Lenders, and the Administrative Agent has agreed to forbear from unilaterally exercising any of its rights and remedies, in each case, arising under the Credit Agreement and applicable law as a result of the occurrence and continuance of certain specified existing and anticipated defaults and events of default (the “Specified Defaults”) until the earlier of (a) June 30, 2024 at 11:59 p.m. Eastern time and (b) the date and time on which the Administrative Agent (at the direction of the majority Lenders) elects to terminate such forbearance after the occurrence and during the continuance of certain other defaults and/or events of default or breaches of certain representations and warranties (the “Forbearance Period”).

The Forbearance Agreement, among other things, (a) required, as a condition to effectiveness, the Borrowers to make a principal payment in respect of the USD Term A Loans in an aggregate amount equal to approximately $10.9 million, (b) permits the Borrowers to continue to access the revolving credit facility under the Credit Agreement, subject to the terms and conditions set forth therein, during the Forbearance Period, notwithstanding the existence of the Specified Defaults, but limits availability thereunder to approximately $36.4 million, (c) alleviates and/or otherwise modifies certain of the mandatory prepayment requirements in respect of asset sales and tax refunds set forth in the Credit Agreement during the Forbearance Period, (d) reduces the Company’s weekly minimum U.S. liquidity requirement under the Credit Agreement from $15.0 million to $10.0 million during the Forbearance Period, (e) modifies certain of the Company’s financial and other reporting obligations under the Credit Agreement, and (f) requires the Company to comply with certain specified milestones with respect to business planning and repayment transactions during the Forbearance Period. Given the uncertainties around the Company’s liquidity, ability to execute its revised business plan, and ability to comply (and current non-compliance) with covenants under its Amended Credit Agreement, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of these Condensed Consolidated Financial Statements. Refer to Note 2: Turnaround Plan.

The Company’s Board of Directors (the “Board”) is actively engaged with management and financial advisors to further explore strategic alternatives and advise on potential means to improve the Company’s liquidity and capital structure. If the Company raises funds in the future by issuing equity securities, such as warrants issued under the DRA or through the future sale of the Company’s common stock, it is highly likely that existing stockholders will be diluted. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds in the future by issuing additional debt securities, these debt securities will likely have rights, preferences, and privileges senior to those of stockholders. The ability to raise additional debt is subject to the limitations, conditions and preferences of the Amended Credit Agreement and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, which will continue to impact the cost of debt financing. In addition, the Company is reviewing its real property portfolio for real estate available for potential dispositions, or sale-leaseback transactions, and is exploring right-sizing efforts, monetization of fixed assets, enhancing cash management, and marketing and channel optimization, to deliver additional liquidity, within this calendar year; however the timing, amount and ability to effect such dispositions is uncertain. As the aforementioned actions are conditional upon the receipt of offers and execution of agreements with new or existing investors or the execution of sales agreements with third parties, which are considered outside of the Company’s control, there is no assurance of the timing or outcome of these actions, and as a result they are not considered probable of occurring until such time as they are completed.

As a result of the volatility of the Company’s earnings and ability to generate cash from operations, coupled with the increased levels and cost of borrowings under its Revolver Facility, the Company forecasts that it will not have adequate liquidity to fund its operations and meet its financial obligations in the near term.

As mentioned above, the Company is also in violation of certain non-financial covenants under the Amended Credit Agreement as of the date of the filing of these financial statements, which has resulted in certain defaults and/or events of default under the Amended Credit Agreement. In addition thereto, the report of the Independent Registered Public Accounting Firm accompanying the consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

If the Company is unable to execute its revised business plan it would require management to modify its operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of the Company’s ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which would have a material impact on the Company’s operations, or it may be forced to file for bankruptcy protection.

On November 23, 2021, the Company and its wholly owned subsidiaries, Tupperware Products AG, Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd., entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. as administrative agent (the “Administrative Agent”), and each of the lenders from time to time party thereto. The Company subsequently entered into the following amendments to the Credit Agreement:

•The First Amendment to Credit Agreement dated as of August 1, 2022 (the “First Amendment”),
•the Second Amendment to Credit Agreement dated as of December 21, 2022 (the “Second Amendment”),
•the Third Amendment to Credit Agreement dated as of February 22, 2023 (the “Third Amendment”),
•the Fourth Amendment to Credit Agreement and Limited Waiver of Borrowing Conditions dated as of May 5, 2023 (the “Fourth Amendment”),
•the Limited Waiver of Mandatory Prepayment and Payment Deferral Agreement dated as of June 30, 2023 (the “Waiver”),
•the Debt Restructuring Agreement dated as of August 2, 2023 (the “DRA”),
•the Fifth Amendment to Credit Agreement dated as of October 5, 2023 (the Fifth Amendment),
•the Sixth Amendment to Credit Agreement dated as of December 22, 2023 (the “Sixth Amendment”), and
•the Forbearance Agreement dated as of February 13, 2024 (the “Forbearance Agreement”).
Collectively the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Waiver, the DRA, the Fifth Amendment, the Sixth Amendment, and the Forbearance Agreement are referred to as the “Credit Agreement Amendments” and the Credit Agreement as amended by the Credit Agreement Amendments, (the “Amended Credit Agreement”).

The Company entered into the First Amendment, the Second Amendment, and the Third Amendment, to address expected non-compliance with financial covenants under its Credit Agreement, given that the Company was forecasting that it would not meet its financial covenants absent such modifications. In the first and second quarters of 2023, the Company was forecasting non-compliance with the amended financial covenants included in the Third Amendment. As a result of certain covenant breaches, the Company had no ability to borrow further under its Revolver Facility when it entered into the DRA. The Fourth Amendment, was entered into to permit a one-time $5.3 million Revolver Facility borrowing otherwise impermissible due to certain covenant breaches, including late payment of interest and failure to timely deliver audited financials. The Company entered into the Fifth Amendment to among other things, extended the deadline for delivery of the 2022 10-K and the 2023 Forms 10-Q. The Sixth Amendment, among other things, extended the deadline for delivery of the Q1 and Q2 2023 10-Qs and the Transformation Plan. The Company entered into the Forbearance Agreement (as defined below), pursuant to which the Lenders party thereto agreed, during the Forbearance Period, to (a) forbear from exercising any of their respective rights and remedies arising under the Credit Agreement and applicable law as a result of the occurrence and continuance of certain specified existing and anticipated defaults and events of default under the Company’s Credit Agreement and (b) permit the Company to continue to access the Revolver Facility on a limited basis, subject to certain terms and conditions, notwithstanding the existence of such existing and anticipated defaults and events of default.

The DRA waived certain events of default and restructured the credit facilities documented by the Credit Agreement, as it had been amended through the Fourth Amendment. The DRA reallocated cash interest and fees, deferred certain future cash interest payments, allowed immediate access to the Revolver Facility, modified certain prospective covenants, extended maturity of certain outstanding term loans, and required the issuance of warrants representing up to 4.99% of the total issued and outstanding shares of common stock of the Company in the aggregate (calculated on a fully diluted basis). The warrants are exercisable for five years from the date on which they are eligible to be exercised, with warrants representing 2.99% of the total issued and outstanding shares of common stock of the Company in the aggregate (calculated on a fully diluted basis) immediately exercisable and the remainder of the warrants exercisable upon the occurrence of certain events related to Repayment Incentive Milestones as described in Note 7: Debt.

While the DRA provided the Company with borrowing access under the Revolver Facility and reduced the amount payable for principal and cash interest in the next twelve months, the Company continues to experience liquidity challenges as a result of declining revenues in 2023 and additional working capital pressure primarily from supplier requests to reduce payment terms in response to the conclusion that there is substantial doubt about the Company’s ability to continue as a going concern. Given the uncertainties around liquidity, the execution of the Company’s revised business plan, and the ability to comply (and current non-compliance) with covenants under its Amended Credit Agreement, management concluded there is substantial doubt about its ability to continue as a going concern for at least one year from the issuance date of this Report. Refer to Note 1: Summary of Significant Accounting Policies of this Report, for disclosure of substantial doubt. Further, the Company’s current capacity under the Revolver Facility, of up to $36.4 million which is subject to liquidity, other cash covenants, and the terms and conditions of the Forbearance Agreement, is significantly less than historical capacity.

Net cash used in operating activities

Net cash used in operating activities is summarized as follows:

	Cash flow change for the 13 weeks ended
(In millions of U.S. Dollars)	April 1, 2023	March 26, 2022	Change	Notes
(Loss) income from continuing operations	$(39.5)	$6.5	$(46.0)
Adjustments to reconcile net (loss) income to net cash used in operating activities	39.0	20.2	18.8	(a)
Changes in assets and liabilities	(16.4)	(63.1)	46.7	(b)
Net cash used in operating activities	$(16.9)	$(36.4)	$19.5

(a) Primarily driven by a $21.1 million increase in Net realized and unrealized foreign exchange loss (gain) driven by the treatment of intercompany loans as current, a $4.6 million increase in Loss on debt refinancing transactions as described in Note 7, and $1.9 million increase in Loss (gain) on disposal of assets; offset by $7.3 million decrease in Net cash settlement of economic and cash flow hedges and Change in fair value of economic hedges as described in Note 9, $2.0 million decrease in Net change in deferred taxes, and $1.3 million decrease in Stock-based compensation.
(b) Primarily resulting from $31.7 million decrease in Inventories from a Company wide initiative to reduce inventory balances, a $24.3 million cash flow increase from an increase in Accounts payable and accrued liabilities and Income taxes payable, and $3.3 million cash flow increase in Other assets; offset by $11.5 million cash flow decrease in Accounts receivable,

The Company’s working capital position as of April 1, 2023, is described as follows:

As of April 1, 2023, the Company's net working capital position decreased by $9.1 million compared with the end of fiscal year 2022. The following table presents the increases / (decreases) in net working capital by balance sheet item at April 1, 2023 compared with the end of 2022:

(In millions of U.S. Dollars)	Increase / (decrease)
Cash and cash equivalents	$6.6
Accounts receivable, net	11.7
Inventories	(20.9)
Non-trade accounts receivable, net	7.1
Short-term restricted cash	1.6
Prepaid expenses and other current assets	0.3
Total current assets	$6.4

Accounts payable	$4.8
Current debt and finance lease obligations	(37.3)
Income taxes payable	6.6
Accrued liabilities	10.7
Current liabilities held for sale	(0.3)
Total current liabilities	$(15.5)

Debt Summary

The debt portfolio consisted of:

	As of
(In millions of U.S. Dollars)	April 1, 2023	December 31, 2022
Term loans denominated in USD	$392.0	$195.0
Term loan denominated in Euros	182.7	182.0
Revolver Facility	172.3	332.3
Finance leases	0.4	0.5
Other lease financing obligations	3.1	3.1
Total debt	$750.5	$712.9

Current debt and finance lease obligations	$747.1	$709.8
Long-term debt and finance lease obligations	3.4	3.1
Total debt	$750.5	$712.9

Credit Agreement

Each of the Credit Agreement Amendments affected the terms of our Credit Agreement as set forth in more detail in our Form 2022 10-K or as otherwise disclosed by the Company. As of the date hereof and after giving effect to the Credit Agreement Amendments, the Amended Credit Agreement provides for:
•global tranche revolving commitments (“Global Tranche Revolving Commitments” and the loans made pursuant thereto “Global Tranche Revolving Loans”) in an aggregate amount equal to $38.4 million (provided that global tranche revolving credit exposure may not exceed $36.4 million during the forbearance period contemplated by the Forbearance Agreement), which includes a sub-facility for letter of credit issuances in the amount of $22.3 million, maturing July 31, 2025,
•term loans in an aggregate principal amount equal to $425.0 million (“USD Term A Loans”) maturing July 31, 2025,
•term loans in an aggregate principal amount equal to $156.4 million (“USD Term C Loans”) maturing July 31, 2027 and
•term loans in an aggregate principal amount equal to €173.4 million (“EUR Term D Loans”) maturing July 31, 2027.

The Company (the “Parent Borrower”) and Tupperware Products AG (the “Subsidiary Borrower”) are the only borrowers under the Amended Credit Agreement. The obligations under the Amended Credit Agreement are (a) guaranteed by (i) with respect to the Subsidiary Borrower, the Parent Borrower and (ii) with respect to both the Parent Borrower and the Subsidiary Borrower, each existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. subsidiary of the Parent Borrower (each a “Guarantor’) and (b) secured by substantially all tangible and intangible personal property and Material Real Property (as defined in the Amended Credit Agreement) of the Parent Borrower and each Guarantor and all products, profits and proceeds of the foregoing, in each case, subject to certain exceptions.

Beginning with the DRA in the third quarter as disclosed (above), the Global Tranche Revolving Loans and the USD Term A Loans (the “2025 Maturity Date Loans”) accrue interest at either (depending on the Company’s election from time to time) (a) the Adjusted Term SOFR, Adjusted Eurocurrency Rate, or Daily Simple Sterling Overnight Interbank Average (“SONIA”) plus 6.00% per annum or (b) the Base Rate plus 5.00% per annum (in each case, subject to increase as described below), and the Company incurs a commitment fee of 0.925% on the unfunded portion of the Global Tranche Revolving Commitments, all of which is payable in cash. The USD Term C Loans and the EUR Term D Loans (the “2027 Maturity Date Loans”) accrue interest at a per annum rate of 14.00%, which is payable in kind, and thus capitalized thereon and increasing the principal balance thereof, on a quarterly basis.

The Amended Credit Agreement provides for, subject to the terms of, and the modifications and other matters provided in, the Forbearance Agreement:
•mandatory amortization payments
◦on the USD Term A Loans in an amount equal to (a) $1.8 million on the last day of each calendar quarter during calendar year 2024 and (b) $3.5 million on the last day of each of the first two calendar quarters during calendar year 2025, and
◦in respect of (a) the USD Term C Loans in an amount equal to $1.8 million and (b) the EUR Term D Loans in an amount equal to €1.6 million, in each case, on the last day of each calendar quarter, commencing December 31, 2025,
•mandatory prepayments with net cash proceeds from certain equity issuances and extraordinary receipts in excess of $2.5 million and from certain tax refunds in excess of $3.0 million, in each case, in the aggregate during any fiscal year, and
•mandatory prepayments of borrowings of the Revolver Facility with unrestricted cash and cash equivalents of the U.S. loan parties in excess of $7.0 million.

The Amended Credit Agreement also provides for the payment of:
•an approximately $16.2 million restructuring fee (the “Restructuring Fee”), which was originally due and payable in 2027 but has, subject to the Forbearance Agreement, become due and payable due to certain payment events of default, and
•a $10.0 million facility fee (the “Facility Fee”), which was originally due and payable in 2025 and was previously able to be waived in whole or in part based on the Company’s satisfaction of certain Repayment Incentive Milestones (as defined in the Amended Credit Agreement) but has, subject to the Forbearance Agreement, become due and payable due to certain payment events of default.

In light of the Facility Fee having become due and payable as described above, waivers of the Facility Fee are no longer permitted under the Amended Credit Agreement. On the date immediately following the date any Repayment Incentive Milestone is not satisfied, the following will occur, (i) the Company will incur a 0.50% increase in interest rates for the 2025 Maturity Date Loans; provided that if the Company thereafter satisfies a Repayment Incentive Milestone, such interest rates will be automatically reduced, on the date immediately following such Repayment Incentive Milestone Date, by the aggregate amount of increases thereto effectuated pursuant to the failure to satisfy any Repayment Incentive Milestone (and that are still in effect) and (ii) certain warrants issued to the lenders under the Amended Credit Agreement for a fixed number of shares of common stock of the Company representing in total an aggregate of approximately 2.00% of the total issued and outstanding shares of common stock of the Company as of the grant date will become exercisable. The matters described in the immediately preceding clauses (i) and (ii) have occurred as a result of, and with respect to, the Company’s failure to fully satisfy the January 31, 2024 Repayment Incentive Milestone.

The Amended Credit Agreement contains covenants that include a maximum capital expenditure covenant, a minimum liquidity covenant, a minimum earnings before interest, income taxes, depreciation and amortization (“EBITDA”) covenant, a minimum interest coverage ratio covenant, a maximum net leverage ratio covenant, an anti-cash hoarding covenant and a covenant restricting cash held by subsidiaries of the Company that are not U.S. Loan Parties as well as affirmative and negative covenants, including, among other things, compliance with laws, delivery of monthly, quarterly and annual financial statements, the delivery of weekly account balance reports and account lists, the delivery of weekly 13-week cash flow forecasts and variance reports, the continued retention of a chief restructuring officer until the CRO Release Date (as defined in the Amended Credit Agreement), restrictions on the incurrence of liens, indebtedness, asset dispositions, fundamental changes, restricted payments and other customary covenants. The DRA waived the minimum EBITDA and maximum net leverage ratio covenants for all fiscal quarters and the year ended 2023. These ratios commence with the first quarter ending in 2024. The Amended Credit Agreement also includes events of default relating to customary matters (and customary notice and cure periods), including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; incorrectness of representations and warranties in any material respect; cross-payment default and cross acceleration with respect to material indebtedness; bankruptcy; material judgments; and certain ERISA events. However, as previously disclosed on February 13, 2024, the Lenders party to the Forbearance Agreement agreed, during the Forbearance Period, to forbear from exercising any of their respective rights and remedies arising under the Amended Credit Agreement and applicable law as a result of the occurrence and continuance of certain specified existing and anticipated breaches of certain of the foregoing covenants.

The Company has prepayment options, as well as, subject to the terms of the Forbearance Agreement, mandatory quarterly amortization prepayments that start on March 31, 2024.

For purposes of the Amended Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items.

Consolidated Net Leverage Ratio is the ratio of (a) consolidated funded indebtedness minus the outstanding amounts of the USD Term C Loans and the EUR Term D Loans minus up to $100.0 million of unrestricted cash and cash equivalents on the last day of each measurement period to (b) consolidated EBITDA for such measurement period, and Consolidated Interest Coverage Ratio is the ratio of (x) consolidated EBITDA on the last day of each measurement period to (y) the Consolidated Interest Charges (but to the extent included therein, excluding paid-in kind interest amount) for such measurement period.

The Amended Credit Agreement, among other things, provides for, subject to the terms of the Forbearance Agreement:
•a maximum Consolidated Net Leverage Ratio (which excludes the 2027 Maturity Date Loans) and a minimum Consolidated Interest Coverage Ratio (which excludes the interest accruing on the 2027 Maturity Date Loans, the Restructuring Fee, and the Facility Fee), each of which is tested on a quarterly basis, commencing with the fiscal quarter ending on or about March 31, 2024.
•a $31.0 million maximum capital expenditure covenant tested each fiscal year.
•a $15.0 million (or, during the Forbearance Period, $10.0 million) minimum liquidity covenant, which is tested on a weekly basis and calculated solely with respect to the U.S. Loan Parties and inclusive of unfunded Global Tranche Revolving Commitments.
•a minimum Consolidated EBITDA covenant ranging from $87.0 million and $143.0 million, which varies each fiscal quarter and is tested on a quarterly, trailing twelve-month basis, commencing with the fiscal quarter ending on or about March 31, 2024.

The Company has experienced volatility in earnings during the three months ended April 1, 2023, as it executes the Turnaround Plan and responds to the unpredictability in the market related to recessionary concerns and inflation. In addition, in the third and fourth quarters of 2023, interest of $18.2 million and $20.0 million, respectively, was converted to outstanding debt, which is a primary driver for the continued debt increase in 2023. As of March 29, 2024, the Company was in compliance with its financial covenants in the Amended Credit Agreement, as in effect on such date. Due to the volatility in the Company’s earnings and progressive tightening of the financial covenants in the Amended Credit Agreement, it is probable that the Company will not be able to maintain compliance with the covenants in the Amended Credit Agreement, including the existing Consolidated Net Leverage Ratio covenant and the minimum Consolidated Interest Coverage Ratio covenant, in each case, for the next twelve months. However, as previously disclosed by the Company, the Lenders party to the Forbearance Agreement agreed, during the Forbearance Period, to forbear from exercising any of their respective rights and remedies arising under the Amended Credit Agreement and applicable law as a result of the occurrence and continuance of certain specified existing and anticipated breaches of certain covenants, including the financial covenants described in the immediately preceding sentence.

If the Company is unable to comply with its covenants, then the Amended Credit Agreement lenders could, subject to the terms of the Forbearance Agreement, take action to cause amounts due under the Amended Credit Agreement to become due and payable unless the Company is able to further amend or negotiate further forbearance with respect to such covenants, obtain a waiver or otherwise refinance its debt. If the Company is unable to access future borrowings or is required to pay amounts due under the Amended Credit Agreement prior to their normal maturity dates, this would have a material impact to its financial position. Accordingly, the Company believes that there is substantial doubt about its ability to continue as a going concern for the twelve-month period following the date of this filing.

The Company is undertaking expense reduction and cash savings initiatives as part of the Turnaround Plan to help continue to pay down its debt and reduce the Consolidated Net Leverage Ratio. The expense reduction and cash saving initiatives include streamlining facilities, managing working capital, reducing capital expenditures, and reducing overall selling, general and administrative expenses.

At April 1, 2023, the Company had $37.6 million of unused lines of credit, including $30.9 million under the committed, secured Amended Credit Agreement, and $6.7 million available under various uncommitted lines around the world.

Cash

The Company monitors the third-party depository institutions that hold its Cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its Cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. As previously discussed, while the Company believes that the Amended Credit Agreement provides additional flexibility to fund its operations and satisfy its obligations as currently anticipated in the near term, it also imposes new covenants, including liquidity covenants requiring the use of excess cash for debt reduction. Furthermore, foreign governments have imposed restrictions on currency remittances, including, but not limited to, remittances from the following countries:

As of
(In millions of U.S. Dollars)	April 1, 2023
Argentina	$16.2
Russia	9.3
Ukraine	4.6
China	3.5
Egypt	0.7
South Africa	0.1
Total Foreign cash and cash equivalents deemed ineligible for immediate repatriation	$34.4
Percentage of Foreign cash and cash equivalents deemed ineligible for immediate repatriation	38.9%

Between May and August 2023, the Company had no availability to borrow further under its Revolver Facility until it entered into the DRA, which enabled immediate access to a revolving borrowing capacity of up to approximately $21.0 million subject to liquidity and other cash covenants. The Forbearance Agreement, among other things, required a principal payment of the USD Term A Loans of $10.9 million, permitted continued access to the Revolver Facility but limited availability to $36.4 million, and extended the deadline for delivery of the 2022 10-K and the 2023 Forms 10-Q.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”) imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated United States taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. In the fourth quarter of 2022, the Company had determined that it can no longer assert permanent reinvestment on any of the outside basis differences of its foreign subsidiaries, as it will likely need to repatriate cash and assets globally to the United States to meet its obligations and recorded a deferred tax liability related to the estimated income tax, withholding tax costs, and capital gain impacts associated with repatriation of these earnings. The amount of deferred tax liability recorded as of April 1, 2023 was $25.7 million.

The Company’s most significant foreign currency exposures include:

•Argentine Peso
•Euro
•Indonesian Rupiah
•Swiss Franc
•Mexican Peso
•Japanese Yen

Business units in which the Company generated at least $100.0 million of sales in 2022 included:

•Brazil
•China
•Mexico
•United States and Canada

Investing and Financing Activities

Investing Activities

During the quarter ended April 1, 2023, the Company had $3.6 million of capital expenditures primarily consisting of:

•$1.8 million related to machinery and equipment, and
•$1.7 million related to molds used in the manufacturing of products

During the quarter ended March 26, 2022, the Company had $6.0 million of capital expenditures primarily consisting of:

•$2.4 million related to molds used in the manufacturing of products,
•$1.9 million related to global information technology projects, and
•$1.1 million related to machinery and equipment

Proceeds from the sale of long-term assets was $1.1 million and $0.5 million in the quarter ended April 1, 2023, and March 26, 2022, respectively.

Financing Activities

During the quarter ended April 1, 2023, the Company had $31.0 million of cash inflow primarily consisting of:

•$43.0 million in borrowings from the Revolver Facility, partially offset by
•$8.3 million combined repayments on the Term Loan and Revolver Facility, and
•$2.6 million financing transaction payments related to the Third Amendment.

During the quarter ended March 26, 2022, the Company had $28.9 million of cash inflow primarily consisting of:

•$105.0 million in borrowings from the Revolver Facility, partially offset by
•$75.0 million to repurchase Common Stock outstanding.

New Pronouncements

Refer to Note 1: Summary of Significant Accounting Policies for further information.

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

Interest Rate Risk

Certain loans under the Amended Credit Agreement bear interest under a formula that includes a base rate, plus an applicable spread. In 2022, the Company converted to Secured Overnight Financing Rate (“SOFR”) as one of its base rates. As of April 1, 2023, the Company had a weighted average interest rate of 8.58 percent with a base rate spread of 375 basis points on its United States Dollar and Euro denominated EURIBOR-based borrowings under the Amended Credit Agreement.

As of April 1, 2023, the Company had total borrowings of $747.0 million outstanding under its Amended Credit Agreement. With all other variables remaining constant, an increase in the short-term interest rate of 10 percent, would result in an increase in the annual interest expense of approximately $3.6 million. The DRA includes new base rate spreads for the Revolver Facility and Term loans. An increase in the interest rates will further increase the Company’s interest expense annually.

Prior to the first quarter of 2023, the Company routinely increased its Revolver Facility borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and used cash available at the end of each quarter to temporarily reduce borrowing levels. As a result, the Company incurred more interest expense on its debt during each quarter than would relate solely to the quarter end balances. Between May and August 2023, the Company had no ability to borrow further under its Revolver Facility until August 2, 2023, when it entered into the DRA.

The Company expects the interest expense and related facility fees to increase in 2023 to $96.2 million based on current interest rates and forecasted debt balances. Should actual interest rates or levels of borrowing be different than forecasted, interest expense could be materially different.

Refer to Note 7: Debt for additional information related to the Company’s debt.

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

Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the United States Dollar and the large number of currencies involved, although the Company’s most significant income and cash flow exposures are to the Argentine Peso, Euro, Indonesian Rupiah, Swiss Franc, Mexican Peso, and Japanese Yen.

Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many countries, a strengthening United States Dollar generally has a negative impact on the Company. In response to this fact, the Company has historically used financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the previous use of hedge of investments in international operations by the Company also had the effect of hedging cash flow generated by those operations. The Company has also historically hedged, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany transactions, and a portion of purchases forecasted for generally up to the following 12 months. After the filing of the Company’s Form 10-Q for the quarter ended September 24, 2022 on November 2, 2022, which disclosed the Company’s conclusion that there is significant doubt about its ability to continue as a going concern as a result of projected non-compliance with certain financial covenants per its Amended Credit Agreement, the Company was limited and eventually unable to enter into new financial instruments, which generated additional volatility in reported results of 2023.

While the Company’s historical derivatives that hedged a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all worked together to mitigate its exposure to foreign exchange gains or losses, they have resulted in the following impacts to investing cash flows and operating cash flows, upon settlement: The net cash flow impact of these currency hedges was an outflow of $1.1 million and an outflow of $2.8 million, in the year-to-date periods ended April 1, 2023 and March 26, 2022, respectively.

The United States Dollar equivalent of the Company’s most significant net open forward contracts as of April 1, 2023 were to purchase Indonesian Rupiah worth $65.0 million and Mexican Pesos worth $34.2 million, and to sell Swiss Franc worth $58.6 million and Euros worth $5.2 million. In agreements to sell foreign currencies in exchange for United States Dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for United States Dollars. The notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of April 1, 2023, the Company had a net derivative liability of $0.8 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company’s cash flow upon the settlement of its forward contracts.

A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-United States Dollar currencies. The Company continuously monitors its foreign currency exposure and expects to enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company’s hedging activities for foreign currency in Note 9: Derivative Financial Instruments and Hedging Activities to the Condensed Consolidated Financial Statements in Item 1. Financial Statements.

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

Commodity Price Risk

The Company is also exposed to material prices in its manufacturing operations that can vary, and, in particular, the variances that come from the petrochemical chain, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Company products, and the Company estimates that 2023 cost of sales will include approximately $62.3 million for the cost of resin in the Tupperware brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, the Company estimates that a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by approximately $6.2 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts and / or alternative sourcing locations while maintaining multiple global benchmarking with suppliers, and also enter into short-term pricing arrangements. It also has historically managed its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit. This is done through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers.

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

As of the end of the period covered by this Report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of April 1, 2023, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of April 1, 2023 due to material weaknesses in internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, management, including the Company’s Chief Executive Officer and Chief Financial Officer determined, based on the procedures performed, that the Consolidated Financial Statements included in this Report fairly represented in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

As these material weaknesses remain unremediated as of the filing date of this Report on Form 10-Q, management concluded that as of April 1, 2023, the Company’s internal control over financial reporting was not effective.

Remediation Plan

While the Company has not finalized its remediation plan, the remediation plan, when finalized, is expected to include a number of enhanced activities. The Company is currently evaluating the need for additional resources with the requisite knowledge of accounting and financial reporting while supplementing existing resources with temporary resources to assist with performing technical accounting activities. The Company will re-assess and enhance its risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting.

As part of the remediation plan for income taxes, management expects to reassess and redesign internal controls related to income tax accounting and statutory financial reporting, including:

•enhance governance related to the preparation and timeliness of the statutory filing process,
•enhance the Company’s income tax controls to include specific activities to assess the accounting for significant complex transactions, including intercompany transactions, and tax related judgments,
•revise and formalize numerous income tax accounting review processes, and
•define and clearly communicate roles and responsibilities for income tax accounting to local and regional personnel.

The Company is also developing a plan of remediation to strengthen the controls over accounting for leases. The remediation plan is expected to include the following actions:

•review of significant lease activity and making necessary corrections to facilitate reliance on its lease accounting system as a source for accounting adjustments, balances and disclosures,
•development and implementation of a process designed to enhance the rigor around identification and review of key lease terms, dates, and modifications,
•implement additional monitoring controls to ensure compliance with lease accounting guidance, and
•review and enhance, as appropriate, organizational structure including training and supervision of individuals responsible for lease accounting.

The Company’s remediation plan for the designation of intercompany loans is expected to include the following actions:

•revise and formalize the assessment and documentation of intercompany loans for short-term versus long-term designation,
•reperform calculations of intercompany loan foreign currency charges,
•implement additional monitoring controls to ensure proper classification, reporting and compliance with intercompany loans accounting guidance, and
•review and enhance, as appropriate, organizational structure including training and supervision of individuals responsible for intercompany loans accounting.

The Company’s remediation plan to strengthen the controls over account reconciliations is expected to include the following actions:

•develop and implement a system to contain all account reconciliations and facilitate implementing a new monitoring control to ensure account reconciliations are properly, consistently and timely prepared and reviewed,
•design and standardize templates for the major types of account reconciliations, and
•review and enhance organizational structure including training and supervision of individuals responsible for the preparation and review of account reconciliations.

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

The Company is committed to maintaining a strong internal control environment and believes these remediation efforts will represent significant improvements in its control environment and risk assessment process. These steps will take time to be fully implemented and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

The Company has commenced its efforts to design and implement effective controls throughout the organization to respond to the material weaknesses. These activities initially commenced in the fourth quarter of 2023, continue as of the date of this filing, and include many of the items in our remediation plan described above.

We believe these changes will improve our controls and processes to enable the Company to file required SEC reports on a timely and accurate basis, and are an improvement to our internal control over financial reporting. We expect to finalize the design of our remediation plan during 2024 and commence the monitoring activities to assess operating effectiveness following the completion of the design of the remediation plan. Accordingly, we believe it is likely that these material weaknesses will continue to affect our internal control over financial reporting. Therefore, management has and will continue to perform key quarterly and annual procedures while the material weaknesses remain unremediated, including: (1) additional detailed reviews of key areas and analytical procedures, (2) additional reviews of account reconciliations, (3) enhanced procedures over preparation of its accounting for income taxes, (4) detailed review of new and modified leases and reconciling its leases to its lease accounting system, (5) recalculation of foreign currency gains and losses resulting from classifying its intercompany loans as current, and (6) revising its Statement of Cash Flows preparation and review.

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

In February 2020, putative stockholder class actions were filed against the Company and certain current and former officers and directors in the United States District Court for the Central District of California and in the United States District Court for the Middle District of Florida. The actions were consolidated in the United States District Court for the Middle District of Florida, and a lead plaintiff was appointed. On July 31, 2020, the lead plaintiff filed a consolidated amended complaint, which alleged that statements in public filings between January 31, 2018 and February 24, 2020 regarding the Company’s disclosure of controls and procedures, as well as the need for an amendment of its credit facility, violated Section 10(b) and 20(a) of the Securities Act of 1934. The Company successfully prevailed on three consecutive motions to dismiss the complaint from January 25, 2021 through February 4, 2022, when the Court dismissed the third amended complaint with prejudice. The plaintiff filed an appeal on April 11, 2022, and the 11th Circuit Court of Appeals affirmed dismissal of the complaint on August 8, 2023. The plaintiff petitioned for rehearing en banc before the 11th Circuit Court of Appeals on August 29, 2023. The Court of Appeals denied the petition for rehearing on October 2, 2023. The plaintiff did not file a petition for certiorari to the United States Supreme Court, and the matter was closed as of January 4, 2024.

Additionally, several putative stockholders filed stockholder derivative complaints in the United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors relating to the allegations in the securities class action referenced in the preceding paragraph. The cases were consolidated, and plaintiffs filed a consolidated amended complaint on August 5, 2020, asserting breach of fiduciary duty, unjust enrichment, and contribution for violations of the securities laws based on allegations that the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. The court stayed proceedings in this action pending resolution of the appeal of the third motion to dismiss in the putative stockholder class action. A similar stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida. The parties reached an agreement to stay this action pending the resolution of the appeal of the third motion to dismiss in the putative stockholder class action. Upon full dismissal of the underlying putative class action, both of these derivative cases were voluntarily withdrawn.

In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleged that statements made in public filings between November 3, 2021 and May 3, 2022 regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff sought to represent a class of stockholders who purchased the Company’s shares during the alleged class period and demands unspecified monetary damages. On August 17, 2022, the Southern District of New York entered an order transferring the case to the Middle District of Florida. On September 16, 2022, the court appointed co-lead plaintiffs. On November 30, 2022, the plaintiffs filed a First Amended Class Action Complaint. The First Amended Class Action Complaint is based on alleged misstatements about the Company’s profitability and pricing leading up to May 4, 2022; the plaintiffs also proposed a new class period of May 5, 2021 through May 4, 2022. On September 28, 2023, the Court denied the defendant’s motion to dismiss the First Amended Class Action Complaint. On February 13, 2024, the plaintiffs filed a second amended complaint to add an additional named plaintiff. The plaintiffs did not change any of the other allegations. Defendants answered the second amended complaint on February 27, 2024. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In August 2022, a stockholder derivative complaint was filed in the Ninth Judicial Circuit of Florida against certain of the Company’s current and former officers and directors relating to the allegations in the securities class action referenced in the preceding paragraph. The derivative complaint asserts claims against the officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the

Company to make false or misleading statements in violation of the securities laws. On July 28, 2023, the defendants filed a motion to dismiss. On September 21, 2023, the plaintiff filed an amended complaint. On October 23, 2023, the parties filed a joint motion to stay this action pending the conclusion of certain events in the putative stockholder class action described in the preceding paragraph. The stay was granted on October 25, 2023. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In March 2023, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Middle District of Florida. The complaint alleges that statements made in public filings between March 10, 2021 and March 16, 2023 regarding the Company’s income taxes and internal controls violated Sections 10(b) and 20(a) of the Securities Act of 1934. On June 5, 2023, the District Court appointed a lead plaintiff, who filed an amended complaint on January 12, 2024. On March 12, 2024, the Company filed a motion to dismiss the amended complaint. Plaintiff may file a response on or before May 13, 2024, and Defendants may reply on or before June 12, 2024. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In January 2024, a stockholder derivative complaint was filed in the in United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The derivative complaint asserts claims against the officers and directors for breach of fiduciary duty, contribution for violations of the securities laws, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the Company to make false or misleading statements in violation for the securities laws during the period of November 3, 2021 through March 16, 2023. On March 8, 2024, Defendants filed a motion to stay this action pending the conclusion of certain events in the putative stockholder class action filed in June 2022. The Court granted the stay on March 11, 2024. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, Risk Factors in the Company’s 2022 10-K for information concerning risk factors. The Company is adding the following risk factors as set forth below.

The following risk factors should be read in conjunction with, and supplement, the risk factors set forth in Part I, Item 1A, Risk Factors of the Company’s 2022 10-K. Before making an investment in the Company’s securities, investors should carefully consider the risk discussed below, together with the other information in this Report, including the sections entitled “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other reports and materials filed by the Company with the SEC. Additional risks and uncertainties not presently known by the Company or that are currently deemed immaterial may also impair the Company’s business operations. If any of these risks actually occur, the Company’s business, financial condition and results of operations could be materially affected.

Current and future indebtedness could restrict the Company’s operations, particularly its ability to respond to changes in its business or to take specified actions.

The Company is also dependent upon its Revolver Facility to fund its operations and satisfy obligations, and the Company must meet certain financial and non-financial covenants to be in compliance with the Credit Agreement and to have access to its Revolver Facility. On February 13, 2024, the Company entered into the Forbearance Agreement, pursuant to which the lenders party thereto agreed, during the Forbearance Period, to (a) forbear from exercising any of their respective rights and remedies arising under the Credit Agreement and applicable law as a result of the occurrence and continuance of certain specified existing and anticipated defaults and events of default under the Company’s Credit Agreement and (b) permit the Company to continue to access its Revolver Facility on a limited basis, subject to certain terms and conditions, including liquidity and other cash covenants, notwithstanding the existence of such existing and anticipated defaults and events of default. There can be no assurance that the lenders party to the Credit Agreement will agree to any further forbearance after the expiration or termination of the Forbearance Period, and upon such expiration or termination, the lenders will have, among other things, the ability to demand repayment of outstanding borrowings, to restrict future borrowings under the Revolver Facility, and to exercise remedies against the collateral securing such borrowings. If such demand for repayment were to occur, the Company does not have the financial resources to repay such obligations.

If the Company is unable to effectively execute its revised business plan, it may violate covenants in the future, and if the Company is unable to obtain further forbearance or other relief after the expiration or termination of the Forbearance Period, the lenders may accelerate outstanding debt obligations. Were the lenders to take action to accelerate the debt, the Company’s liquidity, results of operations, and financial condition would be materially adversely impacted, and the Company may be forced to file for bankruptcy protection.

The outcome of pending and future claims and litigation could have a material adverse impact on the Company’s business, financial condition, and results of operations and damage the Company’s reputation.

The Company is party to claims and litigation in the normal course of business. Furthermore, the Company may face material litigation outside the ordinary course of business that could materially adversely impact the Company’s results of operations, financial condition, or cash flows. In June 2022, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Southern District of New York. The complaint alleged that statements made in public filings between November 3, 2021 and May 3, 2022 regarding the Company’s earnings and sales performance and full year 2022 guidance violated Sections 10(b) and 20(a) of the Securities Act of 1934. The plaintiff sought to represent a class of stockholders who purchased the Company’s shares during the alleged class period and demands unspecified monetary damages. On August 17, 2022, the Southern District of New York entered an order transferring the case to the Middle District of Florida. On September 16, 2022, the court appointed co-lead plaintiffs. On November 30, 2022, the plaintiffs filed a First Amended Class Action Complaint. The First Amended Class Action Complaint is based on alleged misstatements about the Company’s profitability and pricing leading up to May 4, 2022; the plaintiffs also proposed a new class period of May 5, 2021 through May 4, 2022. On September 28, 2023, the Court denied the defendant’s motion to dismiss the First Amended Class Action Complaint. On February 13, 2024, the plaintiffs filed a second amended complaint to add an additional named plaintiff. The plaintiffs did not change any of the other allegations. Defendants answered the second amended complaint on February 27, 2024. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In August 2022, a stockholder derivative complaint was filed in the Ninth Judicial Circuit Court of Florida against certain of the Company’s current and former officers and directors relating to the allegations in the securities class action referenced in the preceding paragraph. The derivative complaint asserts claims against the officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the Company to make false or misleading statements in violation of the securities laws. On July 28, 2023, the defendants filed a motion to dismiss. On September 21, 2023, the plaintiff filed an amended complaint. On October 23, 2023, the parties filed a joint motion to stay this action pending the conclusion of certain events in the putative stockholder class action described in the preceding paragraph. The stay was granted on October 25, 2023. The Company is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition or cash flows.

In March 2023, a putative stockholder class action was filed against the Company and certain current and former officers in the United States District Court for the Middle District of Florida. The complaint alleges that statements made in public filings between March 10, 2021 and March 16, 2023 regarding the Company’s income taxes and internal controls violated Sections 10(b) and 20(a) of the Securities Act of 1934. On June 5, 2023, the District Court appointed a lead plaintiff, who filed an amended complaint on January 12, 2024. The amended complaint proposes a new class period of February 23, 2022 through March 16, 2023. On March 12, 2024, the Company filed a motion to dismiss the amended complaint. Plaintiff may file a response on or before May 13, 2024, and Defendants may reply on or before June 12, 2024. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

In January 2024, a stockholder derivative complaint was filed in the in United States District Court for the Middle District of Florida against certain of the Company’s current and former officers and directors. The derivative complaint asserts claims against the officers and directors for breach of fiduciary duty, contribution for violations of the securities laws, unjust enrichment, and waste of corporate assets based on allegations that, among other things, the officers and directors allowed the Company to make false or misleading statements in violation for the securities laws during the period of November 3, 2021 through March 16, 2023. On March 8, 2024, Defendants filed a motion to stay this action pending the conclusion of certain events in the putative stockholder class action filed in June 2022. The Court granted the stay on March 11, 2024. The Company is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition or cash flows.

Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. The Company’s insurance may not cover all claims that may be asserted against the Company, and the Company is unable to predict how long the legal proceedings to which the Company is currently subject will continue. An unfavorable outcome of any legal proceeding may have an adverse impact on the Company’s business, financial condition and results of operations, or its stock price. Any proceeding could negatively impact the Company’s reputation among its customers or its stockholders.

The Company’s success is substantially dependent on the strength and continued service of its Board, senior management and other key employees, and its continued ability to attract and retain highly talented new team members with necessary skills to execute against the Company’s key strategies.

The Company’s success depends in part on the efforts and abilities of qualified Board members and personnel at all levels, including its senior management team and other key employees. Their motivation, skills, experience, contacts, and industry knowledge significantly benefit the Company’s operations and administration. The failure to attract, motivate, and retain highly qualified members of the Board and senior management team could have an adverse effect on the Company’s results of operations, cash flows, and financial condition. In 2023 the Company terminated Mr. Fernandez, President and Chief Executive Officer and Board member and Beatriz Díaz de la Fuente, Chief Human Resources Officer. The Company appointed a new President and Chief Executive Officer, Laurie Ann Goldman, and Chief Restructuring Officer, Brian Fox. Ms. Sheehan, Executive Vice President, Chief Legal Officer and Corporate Secretary resigned from her position effective September 30, 2023 and rejoined the Company effective November 20, 2023 after briefly serving as a consultant to the Company, and Ms. Otero, Senior Vice President and Chief Accounting Officer and Richard Goudis, Executive Vice Chair and Director, resigned effective October 13, 2023. Also in 2023, the Company’s Vice President, Internal Audit, and its Vice President, Treasurer, resigned from their positions. On October 16, 2023, Mark Burgess, Meg Crofton, Deborah Ellinger, and James Fordyce elected to resign from the Board. Effective October 17, 2023, the Board appointed three new directors, Lori Bush, Paul Keglevic and William Transier. In addition, on January 10, 2024 the Company restructured the role of Chief Commercial Officer and exited Hector Lezama, Chief Commercial Officer on January 19, 2024. Samantha Lomow was subsequently appointed by the Company to the restructured Chief Commercial Officer role. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder the Company’s strategic planning, execution, and future performance. The Company’s recent financial and operational difficulties could lead to the loss of additional senior executives. Further changes in the Board or senior management team may create additional uncertainty among investors, employees, and others concerning the Company’s future direction and performance. Furthermore, the Company-initiated headcount reductions, coupled with employee turnover, have resulted in a loss of continuity of knowledge and has created resource constraints. Any disruption in the Company’s operations or uncertainty could have an adverse effect on its business, financial condition, or results of operations.

The New York Stock Exchange may delist the Company’s common stock from quotation on its exchange, which could limit investors’ ability to sell and purchase the Company’s securities and subject the Company to additional trading restrictions.

The Company has been and is currently out of compliance with the NYSE continued listing compliance standards. As a result, the Company is at risk of the NYSE delisting its common stock. If the Company’s common stock is delisted from the NYSE, the Company could face material adverse consequences, including:

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

On June 1, 2023, the Company received written notification from the NYSE that the Company no longer satisfied the continued listing compliance standards set forth under Sections 802.01B and 802.01C of the NYSE Listed Company Manual because (i) its average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, its last reported stockholders’ equity was less than $50.0 million and (ii) the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. On August 1, 2023, the NYSE notified the Company that it had regained compliance with the minimum stock price standard of Section 802.01C of the NYSE Listed Company Manual. On February 1, 2024, the NYSE notified the Company that it had regained compliance with the minimum market capitalization and shareholders’ equity requirement of Section 802.01B of the NYSE Listed Company Manual.

On April 7, 2023, the Company received written notice from the NYSE indicating that the Company was not in compliance with Section 802.01E of the NYSE Manual, as a result of the Company’s failure to timely file its 2022 10-K with the SEC. The Company has since filed the 2022 10-K on October 13, 2023. As a result of the Company’s challenging financial condition and extensive efforts to complete the restatement of the historical Consolidated Financial Statements, the Company’s Accounting department has experienced, and continues to experience significant attrition, including recent departures and expected departures in key control positions within the Accounting department and other supporting departments. The employee attrition has resulted in resource and skill set gaps, strained resources, and a loss of continuity of knowledge – all of which have contributed to delays in the filing of Forms 10-Q for the first, second, and third quarters of 2023, and are expected to contribute to delays in the filing the Annual Report on Form 10-K for fiscal year 2023.

On September 20, 2023, the Company submitted a late filer extension request for an additional six-month cure period in which to file the quarterly reports on Forms 10-Q for the first, second, and third quarters of 2023. On October 3, 2023, the NYSE approved the

Company’s late filer extension requests granting the Company until March 31, 2024 to file its Forms 10-Q for the first, second and third quarters of 2023. The Company expects to regain compliance with Section 802.01E of the NYSE Manual with the filing of the Forms 10-Q.

On October 27, 2023, the Company filed a Current Report on Form 8-K announcing that its independent auditor declined to stand for re-appointment as the Company’s registered public accounting firm for the integrated audit of the fiscal year ending December 30, 2023. As a result, the Company disclosed that there would likely be further delays in the filing of the Company’s Annual Report on Form 10-K for fiscal year 2023, given the time needed to evaluate and engage a new independent registered public accounting firm to serve as independent auditor for the fiscal year 2023. Failure to timely file the Company’s Annual Report on Form 10-K for fiscal year 2023 would result in the Company no longer being in compliance with Section 802.01E of the NYSE Manual.

On January 5, 2024, the Company received written notification from the NYSE that it was not in compliance with Section 302 of the NYSE Listed Company Manual due to the Company’s failure to hold an annual meeting for the Company’s fiscal year ended December 31, 2022 by December 31, 2023. The Company is working to regain compliance with Section 302 of the NYSE Listed Company Manual.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchases

On June 21, 2021, the Company’s Board of Directors authorized stock repurchases of up to $250.0 million of the Company’s common stock. During the third quarter of 2021, the Company repurchased 1,016,563 of the Company’s common stock, for a total acquisition cost of $25.0 million.

On February 28, 2022, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with Wells Fargo Bank, National Association (“Wells Fargo”), under which the Company paid $75.0 million and received an initial share delivery of 3,438,264 shares of the Company’s outstanding common stock, which were immediately retired. The initial number of shares received was calculated as 75% of the $75.0 million divided by the price of the Company’s common stock on February 25, 2022 of $16.36. On May 27, 2022, pursuant to the terms of the ASR agreement, Wells Fargo elected to accelerate the settlement date of the ASR and the Company received the remaining settlement of 1,438,325 shares, which were immediately retired. The number of shares received was calculated by taking the initial $75.0 million divided by the variable weighted-average price of the Company’s common stock during the duration of the ASR of $15.38, less the number of shares received at the beginning of the ASR.

A condition of both the Third Amendment and the DRA was to significantly restrict and limit the Company’s ability to enter into any stock repurchases going forward.

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period ended April 1, 2023 and March 26, 2022, 339,079 and 42,986 shares were retained to fund withholding taxes, totaling $1.1 million and $0.8 million, respectively.

Item 5. Other Information

Not applicable.

Item 6. Exhibits
(a) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Registrant as amended May 4, 2021 (Attached as Exhibit 3.2 to Form 10-Q, filed with the Commission on May 5, 2021 and incorporated herein by reference).

4.1	Form of Warrant (Attached as Exhibit 4.1 to Form 8-K, filed with the Commission on August 3, 2023 and incorporated herein by reference).

10.1
Third Amendment to Credit Agreement dated as of February 22, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, Administradora Dart, S. de R.L. de C.V., as Mexican subsidiary borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on February 28, 2023 and incorporated herein by reference).

10.2
Fourth Amendment to Credit Agreement and Limited Waiver of Borrowing Conditions dated as of May 5, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, certain other subsidiaries of Tupperware Brands Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on May 8, 2023 and incorporated herein by reference).

10.3
Limited Waiver of Mandatory Prepayment and Payment Deferral Agreement dated as of June 30, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, certain other subsidiaries of Tupperware Brands Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on July 7, 2023 and incorporated herein by reference).

10.4
Debt Restructuring Agreement, dated as of August 2, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on August 3, 2023 and incorporated herein by reference).

10.5
Warrant Purchase Agreement, dated as of August 2, 2023, by and among Tupperware Brands Corporation, Wells Fargo Bank, National Association and the lenders (or affiliates thereof) party thereto (Attached as Exhibit 10.2 to Form 8-K, filed with the Commission on August 3, 2023 and incorporated herein by reference).

10.6
Registration Rights Agreement, dated as of August 2, 2023, by and among Tupperware Brands Corporation, Wells Fargo Bank, National Association and the lenders (or affiliates thereof) party thereto (Attached as Exhibit 10.3 to Form 8-K, filed with the Commission on August 3, 2023 and incorporated herein by reference).

10.7+
Consulting Services Agreement, dated August 24, 2023, by and between the Company and Karen M. Sheehan (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on August 25, 2023 and incorporated herein by reference).

10.8
Fifth Amendment to Credit Agreement dated as of October 5, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, certain other subsidiaries of Tupperware Brands Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on October 10, 2023 and incorporated herein by reference).

10.9+
Letter Agreement, dated October 16, 2023, between Tupperware Brands Corporation and Laurie Ann Goldman (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on October 17, 2023 and incorporated herein by reference).

10.10
Sixth Amendment to Credit Agreement dated as of December 22, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, certain other subsidiaries of Tupperware Brands Corporation, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on December 22, 2023 and incorporated herein by reference).

10.11
Forbearance Agreement, dated as of February 13, 2024, by and among the Borrowers, certain subsidiaries of the Company, the Administrative Agent, each of the Lenders party thereto, and each of the holders party thereto (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on February 16, 2024 and incorporated herein by reference).

16.1	Letter from PricewaterhouseCoopers LLP, dated October 27, 2023 (Attached as Exhibit 16.1 to Form 8-K, filed with the Commission on October 27, 2023 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer**

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer**

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags*

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
Mariela Matute
Chief Financial Officer (Principal Financial and Accounting Officer)

Orlando, Florida
March 29, 2024