Form 10-Q
period 2023-07-01
TUPPERWARE BRANDS CORP
filed 2024-03-29
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________
FORM 10-Q
_________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 13 weeks ended July 1, 2023
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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒
Smaller reporting company	☒	Emerging growth company	☐
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
		Restated		Restated
(In millions of U.S. Dollars, except per share amounts)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$276.3	$339.7	$568.7	$686.8
Cost of products sold	104.4	121.6	222.2	246.7
Gross profit	171.9	218.1	346.5	440.1

Selling, general and administrative expense	160.5	187.4	329.0	392.0
Re-engineering and impairment (gains) charges	(1.4)	7.0	(1.6)	8.5
(Gain) loss on disposal of assets	(5.9)	2.3	(4.1)	2.2
Impairment of goodwill and intangible assets	—	3.2	—	3.2
Operating income	18.7	18.2	23.2	34.2

Loss on financing transactions	3.9	—	8.5	—
Interest expense	17.8	6.0	33.3	10.6
Interest income	(2.2)	(1.2)	(4.5)	(1.9)
Other expense (income), net	20.2	(13.4)	37.0	(15.2)
(Loss) income from continuing operations before income taxes	(21.0)	26.8	(51.1)	40.7

Provision for income taxes	9.1	15.2	18.5	22.6
(Loss) income from continuing operations	(30.1)	11.6	(69.6)	18.1

Loss from operations of discontinued operations before income taxes	(1.0)	(5.9)	(1.8)	(5.5)
Gain (loss) on held for sale assets and dispositions	1.3	1.4	2.1	(1.2)
Benefit from income taxes	—	(1.2)	—	(0.8)
Income (loss) on discontinued operations	0.3	(3.3)	0.3	(5.9)

Net (loss) income	$(29.8)	$8.3	$(69.3)	$12.2

Basic (loss) earnings from continuing operations - per share	$(0.65)	$0.25	$(1.53)	$0.39
Basic earnings (loss) from discontinued operations - per share	$0.01	$(0.07)	$0.01	$(0.13)
Basic (loss) earnings per share - Total	$(0.64)	$0.18	$(1.52)	$0.26

Diluted (loss) earnings from continuing operations - per share	$(0.65)	$0.24	$(1.53)	$0.36
Diluted earnings (loss) from discontinued operations - per share	$0.01	$(0.07)	$0.01	$(0.12)
Diluted (loss) earnings per share - Total	$(0.64)	$0.17	$(1.52)	$0.24

Basic weighted-average shares	46.0	45.5	45.4	46.7
Diluted weighted-average shares	46.0	48.3	45.4	49.8

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
		Restated		Restated
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net (loss) income	$(29.8)	$8.3	$(69.3)	$12.2

Other comprehensive income
Foreign currency translation adjustments	21.6	90.5	40.2	99.0
Deferred loss on cash flow hedges, net of tax	—	(0.6)	(0.1)	(0.2)
Pension and other post-retirement benefit (costs), net of tax	0.9	1.2	0.7	(0.1)
Other comprehensive income	22.5	91.1	40.8	98.7

Total comprehensive (loss) income	$(7.3)	$99.4	$(28.5)	$110.9

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions of U.S. Dollars, except share amounts)	July 1, 2023	December 31, 2022
Assets
Cash and cash equivalents	$118.0	$110.1
Accounts receivable, net of an allowance for credit losses of $19.4 million as of July 1, 2023 and $23.8 million as of December 31, 2022	70.7	63.7
Inventories	181.6	217.6
Non-trade accounts receivable, net of an allowance for credit losses of $1.3 million as of July 1, 2023 and $1.2 million as of December 31, 2022	22.0	16.5
Short-term restricted cash	5.8	4.1
Prepaid expenses and other current assets	27.3	19.6
Total current assets	425.4	431.6

Property, plant and equipment, net	119.4	136.9
Operating lease assets	68.3	69.1
Long-term receivables, net of an allowance for credit losses of $35.3 million as of July 1, 2023 and $34.5 million as of December 31, 2022	4.5	5.6
Long-term non-trade accounts receivable, net of an allowance for credit losses of $0.8 million as of July 1, 2023 and $0.8 million as of December 31, 2022	26.9	35.7
Long-term refundable income taxes	49.4	43.1
Long-term restricted cash	7.1	6.0
Other assets, net	12.8	15.6
Assets held for sale	0.5	—
Total assets	$714.3	$743.6

Liabilities And Stockholders' Equity
Accounts payable	$63.1	$78.8
Current debt and finance lease obligations	754.8	709.8
Income taxes payable	3.3	12.2
Accrued liabilities	174.2	194.5
Current liabilities held for sale	6.3	6.6
Total current liabilities	1,001.7	1,001.9

Long-term debt and finance lease obligations	3.5	3.1
Operating lease liabilities	52.5	53.7
Long-term pension liabilities	51.8	50.9
Long-term deferred income taxes	28.3	26.4
Other liabilities	32.7	36.4
Liabilities held for sale	0.6	1.0
Total liabilities	1,171.1	1,173.4

Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	201.9	208.4
Retained earnings	717.8	887.3
Treasury stock, 17,342,294 and 19,089,764 shares, respectively, at cost	(804.6)	(912.8)

	As of
(In millions of U.S. Dollars, except share amounts)	July 1, 2023	December 31, 2022
Accumulated other comprehensive (loss) income	(572.5)	(613.3)
Total stockholders' deficit	(456.8)	(429.8)

Total liabilities and stockholders' deficit	$714.3	$743.6

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
(In millions)	Shares	Dollars	Shares	Dollars
December 31, 2022	63.6	$0.6	19.1	$(912.8)	$208.4	$887.3	$(613.3)	$(429.8)
Net loss	—	—	—	—	—	(39.5)	—	(39.5)
Other comprehensive income	—	—	—	—	—	—	18.3	18.3
Stock and options issued for incentive plans	—	—	(0.9)	57.1	(4.2)	(52.1)	—	0.8
April 1, 2023	63.6	$0.6	18.2	$(855.7)	$204.2	$795.7	$(595.0)	$(450.2)
Net loss	—	—	—	—	—	(29.8)	—	(29.8)
Other comprehensive income	—	—	—	—	—	—	22.5	22.5
Stock and options issued for incentive plans	—	—	(0.9)	51.1	(2.3)	(48.1)	—	0.7
July 1, 2023	63.6	$0.6	17.3	$(804.6)	$201.9	$717.8	$(572.5)	$(456.8)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

							Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings
(In millions)	Shares	Dollars	Shares	Dollars
Restated, December 25, 2021	63.6	$0.6	14.7	$(876.1)	$216.9	$1,145.5	$(705.6)	$(218.7)
Net income	—	—	—	—	—	3.9	—	3.9
Other comprehensive income	—	—	—	—	—	—	7.6	7.6
Repurchase of common stock	—	—	3.4	(56.2)	(18.8)	—	—	(75.0)
Stock and options issued for incentive plans	—	—	(0.2)	16.8	(0.7)	(14.0)	—	2.1
Restated, March 26, 2022	63.6	$0.6	17.9	$(915.5)	$197.4	$1,135.4	$(698.0)	$(280.1)
Net income	—	—	—	—	—	8.3	—	8.3
Other comprehensive income	—	—	—	—	—	—	91.1	91.1
Repurchase of common stock	—	—	1.5	(9.9)	9.9	—	—	—
Stock and options issued for incentive plans	—	—	(0.3)	10.6	1.4	(9.9)	—	2.1
Restated, June 25, 2022	63.6	$0.6	19.1	$(914.8)	$208.7	$1,133.8	$(606.9)	$(178.6)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
		Restated
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022
Operating Activities
Net cash used in operating activities	(22.9)	(51.1)

Investing Activities
Capital expenditures	(6.7)	(15.7)
Proceeds from disposal of assets	13.6	1.2
Net cash settlement from net investment hedges	—	(4.9)
Net cash provided by (used in) in investing activities	6.9	(19.4)

Financing Activities
Term loan repayment	(5.3)	(2.4)
Borrowings on Revolver Facility	48.3	123.0
Repayment of Revolver Facility	(3.0)	(116.2)
Debt issuance costs payment	(4.5)	—
Finance lease repayments	(0.1)	(0.7)
Common stock repurchase	—	(75.0)
Cash payments of employee withholding tax for stock awards	(1.4)	(1.9)
Net cash provided by (used in) financing activities	34.0	(73.2)

Discontinued Operations
Cash used in operating activities	(0.1)	(5.0)
Cash provided by investing activities	—	6.7
Cash (used in) provided by discontinued operations	(0.1)	1.7

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.2)	(3.3)
Net change in cash, cash equivalents and restricted cash	10.7	(145.3)
Cash, cash equivalents and restricted cash at beginning of year	120.2	274.0
Cash, cash equivalents and restricted cash at end of period (a) (b)	$130.9	$128.7

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$20.6	$10.2
Income taxes paid, net	22.8	35.7

(a) Includes $0.0 million and $0.2 million of cash on discontinued operations as of July 1, 2023 and June 25, 2022, respectively.
(b) Includes Short-term restricted cash of $5.8 million and $1.9 million as of July 1, 2023 and June 25, 2022, respectively, and Long-term restricted cash of $7.1 million and $6.0 million as of July 1, 2023 and June 25, 2022, respectively.

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

Fiscal Quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to March 30, June 30, September 30, and December 31. The second quarter in fiscal year 2023 and 2022 ended on July 1, 2023 and June 25, 2022, respectively.

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

For the quarter ended July 1, 2023, Short-term restricted cash and Long-term restricted cash, which were reported as a component of Prepaid expenses and other current assets and Other assets, net, respectively, in the 2022 10-K, are now separately presented. In the 2022 10-K, Trade name, net was presented separately, but is presented as a component of Other assets, net at the quarter ended July 1, 2023. Additionally, for the quarter ended July 1, 2023, Income taxes payable and Long-term deferred income taxes, which were reported as a component of Accrued liabilities and Other liabilities, respectively, in the 2022 10-K, are now separately presented.

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

Financial Information of Discontinued Operations

The results of operations are presented as discontinued operations as summarized below:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$2.2	$21.1	$4.6	$59.6
Cost of products sold	1.1	8.7	2.2	23.2
Gross profit	$1.1	$12.4	2.4	36.4

Selling and administrative expenses	2.1	18.1	4.1	41.0
Re-engineering charges	—	0.1	—	0.4
Other expense, net	—	0.1	0.1	0.5
Loss from operations of discontinued operations before income taxes	$(1.0)	$(5.9)	(1.8)	(5.5)
Gain (loss) on held for sale assets and dispositions	1.3	1.4	2.1	(1.2)
Income (loss) from discontinued operations before income taxes	$0.3	$(4.5)	0.3	(6.7)

Benefit for income taxes	—	(1.2)	—	(0.8)
Net income (loss) from discontinued operations	$0.3	$(3.3)	$0.3	$(5.9)

The carrying amount of major classes of assets and liabilities classified as held for sale that were included in discontinued operations at July 1, 2023 and December 31, 2022 are shown in the table below.

	As of
(In millions of U.S. Dollars)	July 1, 2023	December 31, 2022
Assets
Accounts receivable, net	2.5	2.9
Inventory, net	2.1	3.6
Prepaid expenses and other current assets	0.2	0.5
Accumulated translation adjustment losses, current	(4.8)	(7.0)
Total assets of discontinued operations - current	—	—

Property, plant and equipment, net	0.9	0.8
Operating lease assets	1.6	1.8
Goodwill	2.0	2.0
Other assets, net	—	0.3
Accumulated translation adjustment losses	(4.5)	(4.9)
Total assets of discontinued operations	$—	$—

Liabilities
Accounts payable	$0.5	$1.0
Accrued liabilities	1.4	1.6
Accumulated translation adjustment losses, current	4.5	4.0
Total liabilities of discontinued operations - current	6.4	6.6

Operating lease liabilities	0.6	1.0
Liabilities held for sale	0.6	1.0
Total liabilities of discontinued operations	$7.0	$7.6

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

In 2023, the following property sales were completed ($ millions):

Facility	Date Sold	Cash Sale Price	Net Proceeds	Gain on sale	Initial lease term
Hemingway, SC manufacturing facility	October 2023	$15.0	$14.0	$21.0	14 months
Indonesia warehouse and office	June 2023	$12.2	$11.3	$5.6	3 years (warehouse) / 2 years (office)

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

Note 5: Inventories

Inventories balance was:

	As of
(In millions of U.S. Dollars)	July 1, 2023	December 31, 2022
Finished goods	$126.1	$161.8
Work in process	33.6	29.9
Raw materials and supplies	21.9	25.9
Inventories	$181.6	$217.6
As of July 1, 2023 and December 31, 2022, the Company’s inventories are carried at their net realizable value.

Note 6: Long-Term Receivables

The long-term receivables and the related allowance for credit losses balance and activity were as follows:

As of
(In millions of U.S. Dollars)	July 1, 2023
Long-term receivables, gross	$39.8

Allowance for credit losses - long-term receivables, beginning balance	$(34.5)
Write-offs	—
Recoveries	—
Provision	—
Currency translation adjustment	(0.8)
Allowance for long-term receivables	$(35.2)

Long-term receivables, net	$4.6

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

Each of the Credit Agreement Amendments affected the terms of our Credit Agreement as set forth in more detail in our 2022 10-K or, in case of the Sixth Amendment, and the Forbearance Agreement as otherwise disclosed. As of the date hereof and after giving effect to the Credit Agreement Amendments, the Amended Credit Agreement provides for:

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

Debt portfolio balances

The debt portfolio consisted of:

	As of
(In millions of U.S. Dollars)	July 1, 2023	December 31, 2022
Term loans denominated in USD	$392.0	$195.0
Term loan denominated in Euros	185.1	182.0
Revolver Facility	177.6	332.3
Finance leases	0.3	0.5
Other lease financing obligations	3.3	3.1
Total debt	$758.3	$712.9

Current debt and finance lease obligations	$754.8	$709.8
Long-term debt and finance lease obligations	3.5	3.1
Total debt	$758.3	$712.9

At July 1, 2023, the Company had $26.6 million of unused lines of credit, including $25.6 million under the committed, secured Amended Credit Agreement, and $1.0 million available under various uncommitted lines around the world. As a result of the Third Amendment, the Global Tranche Revolving Commitments were reduced by $30.0 million. Between May and August 2023, the Company had no availability to borrow further under its Revolver Facility until it entered into the DRA, which provided availability of up to $21.0 million in Global Tranche Revolving Commitments, subject to liquidity and other covenants. In addition, upon entering into the DRA, $18.2 million of interest and $4.0 million of accrued fees were converted to outstanding debt. During the fourth quarter of 2023, $20.0 million of interest was converted to outstanding debt. The Forbearance Agreement, among other things, required a principal payment of the USD Term A Loans of $10.9 million, permitted continued access to the Revolver Facility but limited availability to $36.4 million, and extended the deadline for delivery of the 2022 10-K and the 2023 Forms 10-Q.

As of December 31, 2022, the Company had $120.1 million of unused lines of credit, including $106.3 million under the committed, secured Amended Credit Agreement, and $13.8 million available under various uncommitted lines around the world.

Long-term debt and other lease financing obligations includes a $3.3 million and $3.1 million financing liability as of July 1, 2023 and December 31, 2022, respectively, associated with the lease of the Company’s headquarters in Orlando, Florida. The obligation originated on October 30, 2020 with the commencement of the sale-leaseback agreement for the facility that matures in the fourth quarter of 2031.

As of July 1, 2023, the Company had a weighted average interest rate of 9.10% with a base rate spread of 375 basis points on SOFR-based borrowings under the Amended Credit Agreement. Interest is payable in arrears and at maturity. As of July 1, 2023, the Company had a Consolidated Net Leverage Ratio of 7.16x resulting from trailing twelve months EBITDA, as defined in the Amended Credit Agreement of $92.0 million and a Consolidated Interest Coverage Ratio of 1.45x.

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

Due to their short maturities or their insignificance, the carrying amounts of Cash and cash equivalents, restricted cash, Accounts receivable, net, Accounts payable, Accrued liabilities, leased assets and liabilities, and short-term borrowings approximated their fair values at July 1, 2023 and December 31, 2022.

The fair values of the Term Loans and Revolver Facility are measured using a market approach whose fair value inputs are considered Level 2 inputs within the fair value hierarchy.

The carrying amounts of the Term Loans and Revolver Facility were as follows:

	As of
(In millions of U.S. Dollars)	July 1, 2023	December 31, 2022
Term loans	$577.1	$377.0
Revolver Facility	177.6	332.3
Total	$754.7	$709.3

The Company estimates the fair value of debt to be $476.1 million and $669.6 million as of July 1, 2023 and December 31, 2022, respectively. The Company does not have any recurring Level 3 fair value measurements.

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

The (loss) gain recorded to current earnings related to derivative financial instruments not designated as hedging instruments was as follows:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
(Loss) gain on foreign exchange currency contracts	$(0.2)	$(0.1)	$2.4	$(1.6)

Cash Flow Hedges

The Company previously designated as cash flow hedges foreign currency forward contracts entered into for the purpose of hedging forecasted inventory purchases and intercompany dividends that were subject to foreign currency exposures for periods up to twelve months. Changes in the fair value of these forward contracts designated as cash flow hedges were recorded as a component of Accumulated other comprehensive loss within Total stockholders’ deficit and reclassified into earnings through the same line item as the transaction being hedged at the time the hedged transaction impacted earnings. As such, the balance at the end of the current reporting period in Accumulated other comprehensive loss related to cash flow hedges would generally be reclassified to earnings within the next twelve months. As of July 1, 2023 there were no open cash flow hedges and therefore no amount remaining in Accumulated other comprehensive loss to be reclassified into earnings within the next twelve months.

The pre-tax gains (losses) recorded in and reclassified from Other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges were as follows:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Pre-tax gain from foreign exchange currency contracts recorded in Other comprehensive income (loss)	$—	$1.1	$—	$1.6
Reclassified from Other comprehensive income (loss) into Other income, net	—	1.6	0.1	1.6
Net change in Accumulated other comprehensive income (loss)	$—	$(0.5)	$(0.1)	$—

Net Investment Hedges

The Company previously designated as net investment hedges those foreign currency forward contracts it entered into to hedge the currency risk associated with a portion of its net equity investment in international operations. Changes in the fair value of these forward contracts designated as net investment hedges were recorded as a component of Accumulated other comprehensive loss within Total stockholders’ deficit. Due to the permanent nature of the investments at the time of designation, the amounts previously recorded as a component of Accumulated other comprehensive loss were reclassified to earnings if the hedged investment was sold, substantially liquidated, or control was lost. As of July 1, 2023 there were no open net investment hedges and therefore no amount remaining in Accumulated other comprehensive loss to be reclassified into earnings within the next twelve months.

The pre-tax gains (losses) recorded in Other comprehensive income (loss) related to derivative financial instruments designated as net investment hedges were as follows:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Pre-tax gain (loss) recorded in other comprehensive income (loss)	$—	$9.6	$—	$11.5

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. These forward contracts matured on or before June 30, 2023. The notional value of forward contracts to purchase and sell currencies was:

	As of
(In millions of U.S. Dollars)	July 1, 2023	December 31, 2022
Notional value of forward contracts to purchase currencies	$—	$128.3
Notional value of forward contracts to sell currencies	$—	$132.7

There were no outstanding positions as of July 1, 2023. The notional value of largest outstanding positions to purchase and sell currencies as of December 31, 2022 was:

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

Fair Value Measurement

Fair values of the Company’s derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company’s derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Hedging instruments (in millions of U.S. Dollars)	Balance sheet location	July 1, 2023	December 31, 2022
Economic hedges (non-designated):
Foreign currency exchange contracts	Non-trade accounts receivable, net	$—	$0.4
Foreign currency exchange contracts	Accrued liabilities	$—	$(4.9)

Cash Flow hedges (designated):
Foreign currency exchange contracts	Non-trade accounts receivable, net	$—	$0.1
Foreign currency exchange contracts	Accrued liabilities	$—	$—

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

Including the effect of master netting arrangements that provide a right of offset upon default of the counterparty, the Company’s net derivative position amounts were:

	As of
(In millions of U.S. Dollars)	July 1, 2023	December 31, 2022
Net economic hedge liability	$—	$(4.5)
Net designated hedge asset	$—	$0.1

Note 10: Accrued Liabilities

Significant components of Accrued liabilities were:

	As of
(In millions of U.S. Dollars)	July 1, 2023	December 31, 2022
Compensation and employee benefits	$38.4	$37.2
Operating lease liabilities	19.3	18.6
Taxes other than income taxes	17.2	18.1
Advertising and promotion	14.9	16.3
Accrued interest	12.6	0.9
Accrued commissions	8.5	8.7
Re-engineering charges	5.0	22.6
Unbilled goods and services	7.1	10.2
Accrued sales incentives and returns	7.0	8.2
Accrued freight and duties	4.6	6.3
Accrued legal and audit fees	4.6	4.1
Deferred revenue	4.3	6.9
Accrued penalties and fees	4.3	1.4
Pensions and other post-retirement benefits	2.2	2.6
Accrued legal reserves	2.1	2.2
Accrued consulting fees	2.0	2.4
Foreign currency contracts	—	4.9
Other	20.1	22.9
Accrued liabilities	$174.2	$194.5

Note 11: Retirement Benefit Plans

Components of net periodic cost (benefit) for the second quarters ended July 1, 2023 and June 25, 2022 were as follows:

	Pension benefits		Post-retirement benefits
	13 weeks ended		13 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Service cost	$0.8	$1.1	$—	$—
Interest cost	1.2	0.7	0.1	—
Return on plan assets	(0.8)	(0.4)	—	—
Settlement/curtailment	(0.1)	—	—	—
Net amortization	—	0.4	(0.2)	(0.1)
Net periodic cost (benefit)	$1.1	$1.8	$(0.1)	$(0.1)

	Pension benefits		Post-retirement benefits
	26 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Service cost	$1.5	$2.3	$—	$—
Interest cost	2.5	1.4	0.2	0.1
Return on plan assets	(1.6)	(1.0)	—	—
Settlement/curtailment	(0.1)	—	—	—
Net amortization	1.0	0.7	(0.4)	(0.3)
Net periodic cost (benefit)	$3.3	$3.4	$(0.2)	$(0.2)

During the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively, approximately $0.5 million of pre-tax losses and $0.4 million of pre-tax losses were reclassified from Other comprehensive income to a component of net periodic (benefit) cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $1.6 million and $0.9 million related to the components of net periodic (benefit) cost, excluding service cost, in Other expense (income), net in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively.

Note 12: Incentive Compensation Plans

Stock Options

Stock option activity for 2023, under all of the Company’s incentive plans, is summarized in the following table:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	2,542,313	$36.37	$1.5
Expired / Forfeited	(12,567)	50.93	—
Outstanding at July 1, 2023 (a)	2,529,746	$36.30	$—
(a) all outstanding stock options at July 1, 2023 are vested and exercisable.

Market and Performance Awards, Restricted Stock and Restricted Stock Units

The Company also grants restricted stock, restricted stock units, performance-vested awards, and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one year to three years. The activity for such awards in 2023 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Outstanding at December 31, 2022	4,060,835	$6.13
Performance share adjustments	465,653	1.42
Vested	(2,289,222)	4.07
Forfeited	(1,015,518)	4.69
Outstanding at July 1, 2023	1,221,748	$9.40

Stock-based compensation expense was:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Stock options	$—	$0.1	$0.1	$0.2
Time, performance, and market vested share awards	$1.1	$2.8	$2.6	$5.7

Unrecognized stock-based compensation expense and the weighted average years to recognize the unrecognized stock-based compensation was as follows:

As of
(In millions of U.S. Dollars)	July 1, 2023
Unrecognized stock-based compensation expense	$8.0
Weighted average years to recognize the unrecognized stock-based compensation	2.5 years

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes.

Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	26 weeks ended
(In millions of U.S. Dollars, except share amounts)	July 1, 2023	June 25, 2022
Shares retained to fund withholding taxes	576,752	104,149
Value of shares retained to fund withholding taxes	$1.4	$1.9

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

Distribution costs were:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Distribution costs	$23.0	$31.7	$46.4	$64.4

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

Promotional costs and sales force commissions were:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Promotional costs and sales force commissions	$37.4	$45.1	$76.4	$94.9

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

Re-engineering charges are primarily related to severance costs, outside consulting services, impairment of fixed assets associated with the closure of facilities, and facility costs. In the first quarter of 2023, the Company announced that it was closing its manufacturing facilities in Greece.Total charges incurred from inception of the Turnaround Plan in 2020 through July 1, 2023 are approximately $105.4 million, including $79.0 million related to severance charges, $22.5 million related to other charges, primarily consulting costs and $3.9 million related to impairment of fixed assets.

The Company expects to incur approximately $4.5 million of re-engineering charges under the Turnaround Plan subsequent to the second quarter of 2023, consisting primarily of $4.1 million related to severance and $0.4 million related to other charges, primarily consulting costs. The Company anticipates cash expenditures related to these charges for the remainder of 2023 to be approximately $3.7 million. No further costs will be incurred pursuant to the Turnaround Plan.

Re-engineering charges were:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Severance	$(2.1)	$7.0	$(4.2)	$8.5
Other	0.7	—	2.6	—
Total Turnaround Plan (gains) charges	$(1.4)	$7.0	$(1.6)	$8.5

Total Re-engineering charges by segments

Total Re-engineering charges by segment were:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Asia Pacific	$0.3	$0.1	$0.8	$0.3
Europe	6.2	4.0	7.2	4.5
North America	—	—	1.4	—
South America	(0.2)	0.3	(0.2)	0.3
Corporate	(7.7)	2.6	(10.8)	3.4
Total re-engineering (gains) charges by segment	$(1.4)	$7.0	$(1.6)	$8.5

The balance included in Accrued liabilities related to the Turnaround Plan was:

	As of
(In millions of U.S. Dollars)	July 1, 2023	December 31, 2022
Beginning balance	$22.6	$12.9
Provision	(1.6)	29.4
Currency translation adjustment	0.4	(0.2)
Cash expenditures:
Severance	(15.1)	(17.8)
Other	(1.3)	(1.7)
Ending balance	$5.0	$22.6

Note 16: Income Taxes

The effective tax rate was:

	13 weeks ended		26 weeks ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Effective tax rate	(43.3)%	56.7%	(36.2)%	55.5%

The change in the effective tax rate for the second quarter of 2023 as compared to the second quarter of 2022, was primarily due to:

•Loss jurisdictions in a full valuation allowance (including the United States) where the jurisdictions are required under ASC 740 to be removed from the worldwide annual effective tax rate calculation. These losses are not being benefited in the effective tax rate due to the full valuation allowance, and
•an unfavorable jurisdictional mix of earnings.

There was no change in the second quarter of 2023 to the uncertain tax position reserves. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2004 through 2022.

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

In October 2020, the Company entered into a leaseback agreement on the Company’s headquarters in Orlando, Florida and prior to the lease expiration in October 2031, the Company is obligated to restore the building to its original condition including the removal of asbestos. As of July 1, 2023, the Company recorded an asset retirement obligation of $0.9 million for the present value of the asbestos abatement costs and a reserve of $3.3 million for the present value of the restoration liability.

Note 18: Accumulated Other Comprehensive Loss

The change in Accumulated other comprehensive loss was as follows:

(In millions of U.S. Dollars, net of tax)	Foreign Currency Items (a)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 31, 2022	$(616.9)	$0.1	$3.5	$(613.3)

Other comprehensive income before reclassifications	40.2	—	0.3	40.5
Amounts reclassified from Accumulated other comprehensive (loss) income	—	(0.1)	0.4	0.3
Other comprehensive income (loss)	40.2	(0.1)	0.7	40.8

Balance at July 1, 2023	$(576.7)	$—	$4.2	$(572.5)
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
(c)    See additional information for pension and other post-retirement items at Note 11: Retirement Benefit Plans.

(In millions of U.S. Dollars, net of tax)	Foreign Currency Items (a)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 25, 2021	$(685.9)	$0.2	$(19.9)	$(705.6)

Other comprehensive loss before reclassifications	(33.7)	(0.1)	(0.2)	(34.0)
Amounts reclassified from Accumulated other comprehensive (loss) income	132.7	(0.1)	0.1	132.7
Other comprehensive income (loss)	99.0	(0.2)	(0.1)	98.7

Balance at June 25, 2022	$(586.9)	$—	$(20.0)	$(606.9)
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
(c)    See additional information for pension and other post-retirement items at Note 11: Retirement Benefit Plans.

Amounts reclassified from Accumulated other comprehensive (loss) income that related to cash flow hedges consisted of:

	26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022
Cash flow hedge losses (gains)	$0.1	$(0.1)
Tax provision (benefit)	—	—
Amounts reclassified from Accumulated other comprehensive (loss) income for cash flow hedges	$0.1	$(0.1)

Amounts reclassified from Accumulated other comprehensive (loss) income related to pension and other post-retirement items consisted of:

	26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022
Prior service benefit	$(0.5)	$(0.3)
Actuarial losses	1.0	0.7
Tax benefit	(0.1)	(0.3)
Amounts reclassified from Accumulated other comprehensive (loss) income related to pension and other post-retirement items	$0.4	$0.1

Note 19: Earnings Per Share

Basic (loss) earnings per share - Total is calculated by dividing Net (loss) income by the weighted-average basic shares outstanding. Diluted (loss) earnings per share - Total is calculated by also considering the impact of dilutive securities, such as stock options, restricted shares, restricted stock units and performance share units on both Net (loss) income and the Basic weighted-average shares. In the second quarter of 2023, the dilutive impact of outstanding stock options, restrictive stock units, and performance-vested and market-vested shares was excluded from the computation of weighted -average dilutive shares as a result of the Company’s (Loss) income from continuing operations as its inclusion would have been anti-dilutive.
The elements of the earnings per share computations were as follows:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars, except per share amounts)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
(Loss) income from continuing operations	$(30.1)	$11.6	$(69.6)	$18.1
Income (loss) on discontinued operations	$0.3	$(3.3)	$0.3	$(5.9)
Net (loss) income	$(29.8)	$8.3	$(69.3)	$12.2

Basic weighted-average shares	46.0	45.5	45.4	46.7
Effect of dilutive securities	—	2.8	—	3.1
Diluted weighted-average shares	46.0	48.3	45.4	49.8

Basic (loss) earnings from continuing operations - per share	$(0.65)	$0.25	$(1.53)	$0.39
Basic earnings (loss) from discontinued operations - per share	$0.01	$(0.07)	$0.01	$(0.13)
Basic (loss) earnings per share - Total	$(0.64)	$0.18	$(1.52)	$0.26

Diluted (loss) earnings from continuing operations - per share	$(0.65)	$0.24	$(1.53)	$0.36
Diluted earnings (loss) from discontinued operations - per share	$0.01	$(0.07)	$0.01	$(0.12)
Diluted (loss) earnings per share - Total	$(0.64)	$0.17	$(1.52)	$0.24

Excluded anti-dilutive shares	3.8	2.9	3.9	2.8

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

Segment details were as follows:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales:
Asia Pacific	$61.9	$91.4	$137.5	$189.1
Europe	57.3	70.2	126.5	160.5
North America	89.7	103.6	175.8	205.1
South America	67.4	74.5	128.9	132.1
Total net sales	$276.3	$339.7	$568.7	$686.8

Segment profit:
Asia Pacific	$(0.1)	$13.3	$4.3	$25.6
Europe	1.0	5.7	4.5	12.8
North America	14.8	16.0	23.8	25.9
South America	15.2	17.0	21.3	24.6
Total segment profit	30.9	52.0	53.9	88.9

Unallocated expenses	19.5	21.3	36.4	40.8
Re-engineering charges (a)	(1.4)	7.0	(1.6)	8.5
(Gain) loss on disposal of assets	(5.9)	2.3	(4.1)	2.2
Impairment of goodwill and intangible assets	—	3.2	—	3.2
Loss on financing transactions	3.9	—	8.5	—
Interest expense	17.8	6.0	33.3	10.6
Interest income	(2.2)	(1.2)	(4.5)	(1.9)
Other expense (income), net	20.2	(13.4)	37.0	(15.2)
(Loss) income from continuing operations before income taxes	$(21.0)	$26.8	$(51.1)	$40.7
____________________
(a)    See Note 15: Re-engineering and Impairment Charges.

Total identifiable assets by segment were:

	As of
(In millions of U.S. Dollars)	July 1, 2023	December 31, 2022
Identifiable assets
Asia Pacific	$172.7	$198.0
Europe	176.4	196.4
North America	132.6	140.3
South America	123.6	124.9
Corporate	109.0	84.0
Total identifiable assets	$714.3	$743.6

Note 21: Restated Previously Issued 2022 Financial Statements

As further described below, as well as in Note 1: Summary of Significant Accounting Policies, the Company identified several prior period misstatements that impacted its unaudited quarterly Condensed Consolidated Financial Information for each of the quarterly periods in 2022. The Company is effectuating the restatement of the unaudited interim condensed consolidated financial information for the second quarter of 2022 as part of filing this report consistent with the amounts disclosed in its 2022 10-K.

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

The following tables present the restated unaudited Condensed Consolidated Financial Information as of the quarter ended June 25, 2022 (in millions of U.S. Dollars, except per share amounts).

Description of Quarterly Misstatements

Misstatements in the Company’s accounting for its Provision for Income Taxes were as follows:

a.    Tickmark intentionally omitted.
b.    A $3.2 million overstatement of the Provision for income taxes for the three months ended June 25, 2022 due to misstatements of pre-tax intercompany costs and profits between foreign jurisdictions.
c.    Tickmark intentionally omitted.
d.    A $1.8 million overstatement of Income taxes payable for the three months ended June 25, 2022 and a $1.6 million understatement of income within Other comprehensive income for the three months ended June 25, 2022 resulting from incomplete tax payable rollforwards.
e. - i. Tickmarks intentionally omitted.

Other pre-tax income statement misstatements that originated in 2021 and prior years were as follows:

j.An overstatement of Net sales and an understatement of deferred revenue within Accrued liabilities, due to lack of proper account reconciliations, by $0.6 million and $0.4 million, for the three months ended June 25, 2022 and March 26, 2022, respectively.
k.An overstated Non-trade accounts receivable, net by $1.1 million and $0.3 million, and overstated Accrued liabilities by $1.1 million and $0.3 million, as of June 25, 2022 and March 26, 2022, respectively.
l-1.Misstatements related to incorrect accounting for intercompany transactions were:
•an over/(under)statement of Cost of products sold and an (over)/understatement of Other assets by $(2.4) million $1.0 million, for the three months ended June 25, 2022 and March 26, 2022, respectively; and
•an understatement of Selling, general and administrative expense and overstatement of Other assets by $2.1 million and $1.3 million, for the three months ended June 25, 2022 and March 26, 2022, respectively.
m.Tickmark intentionally omitted.
n.An overstatement of foreign currency exchange income within Other comprehensive income and understatement of Other expense (income), net by $12.9 million and $6.5 million, for the three months ended, June 25, 2022 and March 26, 2022, respectively, for the misstatement of the impact of foreign exchange due to the incorrect long-term designation of certain intercompany loans.
o.Other misstatements of Net sales, Cost of products sold, and Selling, general and administrative expense, which over/(under)stated Operating income by $(2.1) million and $0.6 million, for the three months ended June 25, 2022 and March 26, 2022, respectively.
t.An understatement of impairment of goodwill within Impairment of goodwill and intangible assets by $3.2 million for the three months ended June 25, 2022 and an overstatement of income within Other comprehensive income by $0.3 million, March 26, 2022, due to incorrect data inputs in the goodwill valuation models, which resulted in impairments not recognized or recognized in an incorrect period. Goodwill balance as of June 25, 2022 and March 26, 2022, was also overstated due to a $9.0 million understatement of impairment of goodwill within Impairment of goodwill and intangible assets cumulatively for years prior to 2021.
u. - y. Tickmarks intentionally omitted.
z.The income tax expense related to the pre-tax errors was $3.8 million and $0.7 million, for the three months ended June 25, 2022 and March 26, 2022, respectively.

Balance Sheet and Income Statement Misclassifications were as follows:

l-2.An overstatement of Inventories and Accrued liabilities by $1.8 million as of June 25, 2022, related to incorrect accounting for intercompany transactions.
p.An understatement of Operating lease assets, Accrued liabilities, and Operating lease liabilities by $1.2 million as of June 25, 2022 and March 26, 2022, resulting from using incorrect lease periods and useful life for leased automobiles.
q.An over/(under)statement of Operating lease assets, Accrued liabilities, and Operating lease liabilities by $0.9 million and $(1.0) million as of June 25, 2022 and March 26, 2022, respectively, resulting from lease modifications.
r.A $0.7 million and $0.6 million, overstatement of Selling, general and administrative expense and Net sales related to the misclassification of commission expense for the three months ended June 25, 2022 and March 26, 2022, respectively.
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
ad.A $0.7 million and $1.3 million understatement of Cash and cash equivalents and Accounts payable during the three months ended June 25, 2022 and March 26, 2022, respectively.
ae.Tickmark intentionally omitted.
af.Other identified misstatements that were not material, individually or in the aggregate, to the Company’s Condensed Consolidated Financial Statements for the three months ended June 25, 2022 and March 26, 2022.
ag.A misstatement of the impact of foreign exchange related to certain intercompany short-term loans, which under/(over)stated foreign currency exchange income within Other comprehensive income and over/(under)stated Other expense (income), net by $(1.2) million and $0.4 million for the three months ended June 25, 2022 and March 26, 2022, respectively.
ah.A misclassification of cash refunds for appreciation of leased cars, which overstated Selling, general and administrative expense and understated (Gain) loss on disposal of assets by $0.3 million in the three months ended June 25, 2022 and March 26, 2022.

Statement of Cash Flows Misstatements:

ba.    Misstatements related to the settlement from net investment hedges resulted in an increase to net cash flow from operating activities and a decrease in net cash flow from investing activities of $4.9 million for the six months ended June 25, 2022. The Condensed Consolidated Statements of Cash Flows included in this Report includes additional line items in Adjustments to reconcile Net (loss) income to Net cash provided by operating activities: Changes in fair value of economic hedges. Amounts included on this line item were previously reported as part of Changes in assets and liabilities in the Quarterly Reports on Form 10-Q for the quarterly period ended June 25, 2022. This change in the presentation had no net impact on Net cash (used in) provided by operating activities for the quarterly period ended June 25, 2022.
bb.    Tickmark intentionally omitted.
bc.    Other misstatements, including errors in the calculation of net cash from discontinued operations, errors in the calculation of the impact of foreign exchange rate on cash, cash equivalents, and restricted cash and errors in the presentation of Net realized and unrealized foreign currency (gains) losses, resulted in the following changes to the Condensed Consolidated Statements of Cash Flows:
•$2.6 million increase to net cash flow from operating activities for the six months ended June 25, 2022. Additionally, amounts previously reported on line items within Change in assets and liabilities and Adjustments to reconcile Net (loss) income to Net cash (used in) provided by operating activities for the quarterly period ended June 25, 2022 have been corrected. These corrections to the line items within Changes in assets and liabilities and Adjustments to reconcile Net (loss) income to Net cash (used in) provided by operating activities had no net impact on Net cash (used in) provided by operating activities for the quarterly period ended June 25, 2022;
•$(0.1) million decrease to net cash flow from investing activities in the six months ended June 25, 2022;
•$(3.3) million decrease in Net cash provided by discontinued operations for the six months ended June 25, 2022;
•$0.6 million increase in the Effect of exchange rate changes on cash, cash equivalents and restricted cash for the six months ended June 25, 2022;
•$0.2 million net increase to Cash, cash equivalents and restricted cash at beginning of year for the six months ended June 25, 2022 related to cash from discontinued operations.
bd.    Misstatements related to debt resulted in a $23.0 million decrease to Borrowings on Revolver Facility and $23.0 million increase to Repayment of Revolver Facility in the six months ended June 25, 2022. These misstatements net to $0.0 million within net cash (used in) provided by financing activities.
be.    A $1.7 million overstatement of Depreciation and amortization in continuing operations and an understatement of net cash (used in) provided by discontinued operations in the Condensed Consolidated Statements of Cash Flows during the six months ended June 25, 2022.
bf.    Misstatements related to foreign currency gains on the Company's Euro-denominated term loan resulted in a $12.7 million increase to the Net realized and unrealized foreign currency (gains) losses and an offsetting impact to Changes in assets and liabilities during the six months ended June 25, 2022. These misstatements net to $0.0 million within net cash (used in) provided by operating activities.

Condensed Consolidated Statement of (Loss) Income
	13 weeks ended June 25, 2022
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated
Net sales (j)(o)(r)	$340.4	$(0.7)	$339.7
Cost of products sold (l-1)(o)(af)	119.7	1.9	121.6
Gross profit	220.7	(2.6)	218.1

Selling, general and administrative expense (l-1)(o)(r)(af)(ah)	186.9	0.5	187.4
Re-engineering and impairment charges	7.0	—	7.0
Loss on disposal of assets (ah)	2.0	0.3	2.3
Impairment of goodwill and intangible assets (t)	—	3.2	3.2
Operating income (loss)	24.8	(6.6)	18.2

Interest expense	6.0	—	6.0
Interest income	(1.2)	—	(1.2)
Other expense (income), net (n)(ag)	0.7	(14.1)	(13.4)
Income from continuing operations before income taxes	19.3	7.5	26.8

Provision for income taxes (b)(d)(z)	14.8	0.4	15.2
Income from continuing operations	4.5	7.1	11.6

Loss from discontinued operations before income taxes	(5.9)	—	(5.9)
Gain on held for sale assets and dispositions	1.4	—	1.4
Benefit for income taxes	(1.2)	—	(1.2)
Loss on discontinued operations	(3.3)	—	(3.3)

Net income	$1.2	$7.1	$8.3

Basic earnings from continuing operations - per share	$0.10	$0.15	$0.25
Basic loss from discontinued operations - per share	$(0.07)	$—	$(0.07)
Basic earnings per share - Total	$0.03	$0.15	$0.18

Diluted earnings from continuing operations - per share	$0.09	$0.15	$0.24
Diluted loss from discontinued operations - per share	$(0.07)	$—	$(0.07)
Diluted earnings per share - Total	$0.02	$0.15	$0.17

Condensed Consolidated Statement of Income
	26 weeks ended June 25, 2022
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated
Net sales (j)(o)(r)	$688.5	$(1.7)	$686.8
Cost of products sold (l-1)(o)(af)	245.8	0.9	246.7
Gross profit	442.7	(2.6)	440.1

Selling, general and administrative expense (l-1)(o)(r)(af)(ah)	390.3	1.7	392.0
Re-engineering and impairment charges	8.5	—	8.5
Loss on disposal of assets (ah)	1.6	0.6	2.2
Impairment of goodwill and intangible assets (t)	—	3.2	3.2
Operating income (loss)	42.3	(8.1)	34.2

Interest expense	10.6	—	10.6
Interest income	(1.9)	—	(1.9)
Other expense (income), net (n)(ag)	5.0	(20.2)	(15.2)
Income from continuing operations before income taxes	28.6	12.1	40.7

Provision for income taxes (b)(d)(z)	21.6	1.0	22.6
Income from continuing operations	7.0	11.1	18.1

Loss from discontinued operations before income taxes	(5.5)	—	(5.5)
Gain on held for sale assets and dispositions	(1.2)	—	(1.2)
Benefit for income taxes	(0.8)	—	(0.8)
Loss on discontinued operations	(5.9)	—	(5.9)

Net income	$1.1	$11.1	$12.2

Basic earnings from continuing operations - per share	$0.15	$0.24	$0.39
Basic loss from discontinued operations - per share	$(0.13)	$—	$(0.13)
Basic earnings per share - Total	$0.02	$0.24	$0.26

Diluted earnings from continuing operations - per share	$0.14	$0.22	$0.36
Diluted loss from discontinued operations - per share	$(0.12)	$—	$(0.12)
Diluted earnings per share - Total	$0.02	$0.22	$0.24

Condensed Consolidated Statement of Comprehensive Income (Loss)
	13 weeks ended June 25, 2022
(In millions of U.S. Dollars)	As Previously Reported	Adjustments	As Restated
Net income	$1.2	$7.1	$8.3
Total other comprehensive income (loss) (d)(n)(t)(ag)	103.7	(12.6)	91.1
Total comprehensive income (loss)	$104.9	$(5.5)	$99.4

Condensed Consolidated Statement of Comprehensive Income (Loss)
	26 weeks ended June 25, 2022
(In millions of U.S. Dollars)	As Previously Reported	Adjustments	As Restated
Net income	$1.1	$11.1	$12.2
Total other comprehensive income (loss) (d)(n)(t)(ag)	117.7	(19.0)	98.7
Total comprehensive income (loss)	$118.8	$(7.9)	$110.9

Condensed Consolidated Statements of Stockholders’ Deficit
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
(In millions of U.S. Dollars, except share amounts, which are in millions of shares)	Shares	Dollars	Shares	Dollars
Balance at December 25, 2021 as restated	63.6	$0.6	14.7	$(876.1)	$216.9	$1,145.5	$(705.6)	$(218.7)

Activity, as reported	—	—	4.4	(38.7)	(8.2)	(22.8)	117.7	48.0
Adjustments (b)(d)(j)(l-1)(n)(o)(t)(z)(af)(ag)	—	—	—	—	—	11.1	(19.0)	(7.9)
Balance at June 25, 2022 as restated	63.6	$0.6	19.1	$(914.8)	$208.7	$1,133.8	$(606.9)	$(178.6)

Condensed Consolidated Statement of Cash Flows
	26 weeks ended June 25, 2022
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Operating Activities:
Net (loss) income	$1.1	$11.1	$12.2
Less: loss from discontinued operations	(5.9)	—	(5.9)
Income (loss) from continuing operations	7.0	11.1	18.1

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization (af)(bc)(be)	19.7	(1.2)	18.5
Net realized and unrealized foreign currency (gains) losses (n)(ag)(bc)(bf)	0.8	(38.2)	(37.4)
Stock-based compensation	5.9	—	5.9
Amortization of deferred debt issuance costs	0.9	—	0.9
Gain (loss) on disposal of assets (ah)	1.6	0.6	2.2
Provision for credit losses (bc)	4.4	(3.5)	0.9
Write-down of inventories (bc)	4.3	(0.3)	4.0
Net change in deferred taxes (b)(z)(bc)	3.6	(0.1)	3.5
Net cash impact from hedging activity (ba)	(2.2)	2.2	—
Net cash settlement of economic and cash flow hedges (ba)	—	0.6	0.6
Change in fair value of economic hedges (ba)	—	3.1	3.1
Other (ah)(bc)	(0.3)	0.6	0.3
Changes in assets and liabilities:
Accounts receivable (bc)	0.7	2.8	3.5
Inventories (l-2)(o)(bc)	(18.1)	0.8	(17.3)
Non-trade accounts receivable (k)(o)(bc)	(11.0)	1.3	(9.7)
Prepaid expenses (o)(s)(bc)	(3.7)	2.9	(0.8)
Other assets (l-1)(o)(ba)(bc)	(10.6)	7.7	(2.9)
Operating lease assets and liabilities, net (o)(p)(q)(bc)	—	(1.0)	(1.0)
Accounts payable and accrued liabilities (j)(k)(l-2)(o)(s)(ad)(af)(bc)(bf)	(50.3)	15.1	(35.2)
Income taxes payable (d)(z)(bc)	(10.0)	(1.0)	(11.0)
Other liabilities (s)(bc)	(1.6)	1.2	(0.4)
Net cash (used in) provided by operating activities	(58.9)	7.8	(51.1)
Investing Activities:
Capital expenditures (bc)	(15.6)	(0.1)	(15.7)
Proceeds from disposal of property, plant and equipment	1.2	—	1.2
Net cash settlement from net investment hedges (ba)	—	(4.9)	(4.9)
Net cash used in investing activities	(14.4)	(5.0)	(19.4)
Financing Activities:
Common stock repurchase	(75.0)	—	(75.0)
Cash payments of employee withholding tax for stock awards	(1.9)	—	(1.9)
Borrowings on Revolver Facility (bd)	146.0	(23.0)	123.0
Repayment of Revolver Facility (bd)	(139.2)	23.0	(116.2)
Finance lease repayments	(0.7)	—	(0.7)
Net cash provided by financing activities	(73.2)	—	(73.2)

Condensed Consolidated Statement of Cash Flows
	26 weeks ended June 25, 2022
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Discontinued Operations
Net cash provided by operating activities (bc)(be)	(3.4)	(1.6)	(5.0)
Net cash used in investing activities	6.7	—	6.7
Net Cash provided by discontinued operations	3.3	(1.6)	1.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash (bc)	(3.9)	0.6	(3.3)
Net change in cash, cash equivalents and restricted cash	(147.1)	1.8	(145.3)
Cash, cash equivalents and restricted cash at beginning of year (bc)	273.8	0.2	274.0
Cash, cash equivalents and restricted cash at end of period (ad)	$126.7	$2.0	$128.7

See descriptions of the net (loss) income impacts in the Condensed Consolidated Statement of (Loss) Income.
(1) The Company has reclassified certain prior period cash flow accounts to conform with the current period presentation. Changes in Operating lease assets and liabilities, net, which were reported as part of changes in Accounts payable and Accrued liabilities in the Quarterly Reports on Form 10-Q for the six months ended June 25, 2022 are now separately reported in an individual line item in the Condensed Consolidated Statements of Cash Flows. See Note 1: Summary of Significant Accounting Policies.

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

The following is a discussion of the results of continuing operations for the 26 weeks ended July 1, 2023, compared with the 26 weeks ended June 25, 2022, and changes in financial condition during the 26 weeks ended July 1, 2023. This information should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1. Financial Statements. All references to “Notes” are references to the particular Note included in Item 1of this Report.

Overview

Tupperware Brands Corporation is a global consumer products company that designs innovative, functional, and environmentally responsible products. Founded in 1946, the Company's signature container created the modern food storage category that revolutionized the way the world stores, serves, and prepares food. Today, this iconic brand has more than 8,500 functional design and utility patents for solution-oriented kitchen and home products. The Company distributes its products into more than 70 countries primarily through approximately 623,000 independent sales force members around the world, with a weekly average active sales force of approximately 282,000 for the quarter ended July 1, 2023. Worldwide, the Company engages in the marketing, manufacturing, and sale of design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. The Company primarily uses a direct selling business model to distribute and market products through personal connections, product demonstrations, and understanding of consumer needs. The Company has also engaged in expanding the reach of the brand through the enhancement of digital platforms to sell and market products as well as exploring business-to-business distribution channels. With a purpose to nurture a better future, the Company’s products offer an alternative to single-use items and through the direct selling channel, the Company offers individuals an opportunity to build a business as a meaningful way to make money and impact women, families and communities around the world.

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

In the second quarter of 2023 there was a continued decrease in overall sales as compared to the second quarter of 2022 and first quarter of 2023. This decrease was primarily due to the decline in the sales force activity which has been negatively impacted by both internal and external factors such as changes in the sales force business model, changes in the sales force compensation plans, unsuccessful recruitment and retention efforts, as well as market factors such as lower consumer sentiment, and higher global inflation. The Company is responding by developing new business models around the increasing flexible work environment that is characteristic of the gig economy. In the second quarter of 2023, there was a decrease in the sales force activity in Asia Pacific, Europe and North America segments as compared to the first quarter of 2023 and second quarters of 2022. However, the South America segment had an increase in the sales force activity in the second quarter of 2023 as compared to the first quarter of 2023 but a decrease as compared to the second quarter of 2022.

The continued strengthening of the U.S. dollar (“USD”) presents challenges for global markets and companies which do business globally. The USD has strengthened against the Swiss Franc, Mexican Peso, Euro and other currencies. This continues to be a headwind for the Company as its foreign denominated revenues are translated into USD at lower exchange rates negatively impacting results. The Company estimates that the negative impact on revenues for the second quarter of 2023 was approximately 3% compared to the same period in the prior year.

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

Results of Continuing Operations

	13 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions of USD, except per share amounts)	Jul 1, 2023	Jun 25, 2022	Amount	Percent		Amount	Percent
Net sales	$276.3	$339.7	$(63.4)	(19)%	$(10.6)	$(52.8)	(16)%
Gross margin as percent of sales	62.2%	64.2%	N/A	(2.0) pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	58.1%	55.2%	N/A	2.9 pp	N/A	N/A	N/A
Operating income	$18.7	$18.2	$0.5	3%	$—	$0.5	3%
(Loss) income from continuing operations	$(30.1)	$11.6	$(41.7)	+	$—	$(41.7)	+
Diluted (loss) earnings from continuing operations - per share	$(0.65)	$0.24	$(0.89)	+	$—	$(0.89)	+

	26 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions of USD, except per share amounts)	Jul 1, 2023	Jun 25, 2022	Amount	Percent		Amount	Percent
Net sales	$568.7	$686.8	$(118.1)	(17)%	$(27.2)	$(90.9)	(14)%
Gross margin as percent of sales	60.9%	64.1%	N/A	(3.2) pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	57.9%	57.1%	N/A	0.8 pp	N/A	N/A	N/A
Operating Income	$23.2	$34.2	$(11.0)	(32)%	$(1.9)	$(9.1)	(28)%
(Loss) income from continuing operations	$(69.6)	$18.1	$(87.7)	+	$(1.9)	$(85.8)	+
Diluted (loss) earnings from continuing operations - per share	$(1.53)	$0.36	$(1.89)	+	$(0.04)	$(1.85)	+
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $276.3 million and $339.7 million in the second quarter of 2023 and 2022, respectively and reflect the impact of the overall uncertainty surrounding the Company’s future business success. Net sales decrease in Asia Pacific, Europe, and North America, were partially offset by increased net sales in South America. Excluding the foreign exchange impact, net sales decreased $52.8 million or 16 percent, as follows:

•The net sales decreases in Asia Pacific of $25.0 million, North America of $19.4 million, and Europe of $9.4 million, were primarily driven by an overall decrease in the sales force activity within these segments resulting in lower sales volumes.
•The net sales increase in South America of $1.0 million, was primarily driven by an overall larger and more productive sales force resulting in higher sales volumes at higher product costs. In addition this segment has been more successful at recruitment and retention programs in the past twelve months.

In the second quarter of 2023, the negative impact from lower volumes was approximately 16 percent.

Net sales were $568.7 million and $686.8 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Net sales were down in Asia Pacific, Europe, and North America, and up in South America compared to the year-to-date period ended June 25, 2022. Excluding foreign exchange impact, sales decreased $90.9 million or 14%, primarily due to similar drivers as the quarter.

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

Gross Margin and Gross Profit

Gross profit was $171.9 million and $218.1 million in the second quarter of 2023 and 2022, respectively. Gross margin as a percentage of sales was 62.2 percent and 64.2 percent in the second quarter of 2023 and 2022, respectively. The decrease of 2.0 percentage points (“pp”) is primarily due to:

•inventory obsolescence charges,
•higher product discounts,
•higher product mix costs, and
•partially offset by lower manufacturing and product costs primarily resin costs.

Gross profit was $346.5 million and $440.1 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Gross margin as a percentage of sales was 60.9 percent and 64.1 percent in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. The decrease of 3.2 pp is primarily due to:

•inventory obsolescence charges,
•higher manufacturing costs, and
•higher product costs primarily resin costs.

As discussed in Note 13: Distribution Costs, the Company includes distribution costs of its products in Selling, general and administrative expense. As a result, the Company’s gross profit may not be comparable with other companies which include this expense in cost of products sold.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $160.5 million and $187.4 million in the second quarter of 2023 and 2022, respectively. Excluding foreign exchange impact of $7.5 million, Selling, general and administrative expense decreased by $19.4 million primarily due to the following:

•lower sales volume resulting in lower commissions earned by sales force, and
•lower outbound freight and warehouse expense,
•partially offset by higher consulting expenses.

Selling, general and administrative expense as a percentage of sales increased 2.9 pp to 58.1 percent from 55.2 percent in the second quarter of 2023 as compared to the second quarter of 2022.

Selling, general and administrative expenses were $329.0 million and $392.0 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Selling, general and administrative expense as a percentage of sales was 57.9 percent and 57.1 percent in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. The 0.8 pp increase is primarily due to the same drivers as in the second quarter results.

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

Unallocated expenses were $19.5 million and $21.3 million in the in the quarters ended July 1, 2023 and June 25, 2022, respectively. The $1.8 million decrease is primarily due to lower expenses in administrative departments, a decrease in incentive compensation, partly offset by an increase in foreign exchange losses from Argentina and an increase in consulting expense.

Unallocated expenses were $36.4 million and $40.8 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. The $4.4 million decrease is primarily due to lower expenses in administrative departments, a decrease in incentive compensation, partly offset by an increase in consulting expense and foreign exchange losses from Argentina.

Re-engineering Charges

Re-engineering and impairment (gains) charges (see Note 15: Re-engineering and Impairment Charges) were a $1.4 million gain and a $7.0 million charge in the second quarter of 2023 and 2022, respectively and a $1.6 million gain and an $8.5 million charge in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Declines in net sales have led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency, and otherwise turn around its business. These actions have resulted in Re-engineering and impairment (gains) charges related to headcount reductions and facility down-sizing and closures, as well as related asset write-downs. Other costs includes various expenses associated with structural changes impacting the Company's sales force. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts.

The re-engineering charges were:

	13 weeks ended		26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Turnaround Plan	$(2.1)	$7.0	$(4.2)	$8.5
Other	0.7	—	2.6	—
Total re-engineering (gains) charges	$(1.4)	$7.0	$(1.6)	$8.5

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

(Gain) Loss on Disposal of Assets

(Gain) loss on disposal of assets were a gain of $5.9 million in the second quarter of 2023 primarily for the sale of the Indonesia warehouse and office, and a loss of $2.3 million in the second quarter of 2022 primarily due to the write off of information technology assets due to business and strategy changes. The year-to-date results were driven by the same factors.

Loss on Financing Transactions

The Company modified its credit agreement in the second quarter of 2023 and recognized $3.9 million in financing transaction expenses. The Company did not have similar activity in the second quarter of 2022. The Company modified its credit agreement in the first and second quarter of 2023 and recognized year-to-date financing transaction expenses of $8.5 million. The Company did not have similar activity in the year-to-date period ended June 25, 2022.
Interest Expense

Interest expense was $17.8 million and $6.0 million in the second quarter of 2023 and 2022, respectively. Interest expense in the second quarter of 2023 is higher as compared to the second quarter of 2022 due to increases in interest rates in the Amended Credit Agreement (as defined in the Financial Condition section below). Interest expense was $33.3 million and $10.6 million in the year to date periods ended July 1, 2023 and June 25, 2022, respectively. Interest expense in 2023 is higher as compared to 2022 due to increases in interest rates in the Amended Credit Agreement. The lower interest expense in 2022 was a result of the debt restructuring in the fourth quarter of 2021, which resulted in a significant reduction in interest rates in 2022.

Interest Income

Interest income was $2.2 million and $1.2 million in the second quarter of 2023 and 2022, respectively and $4.5 million and $1.9 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Interest income is related to the interest earned on the Company's cash balances. Interest income in 2023, has increased as the Company invests its excess cash, primarily in Argentina.

Other Expense (Income), Net

Other expense (income), net was expense of $20.2 million and income of $13.4 million in the second quarter of 2023 and 2022, respectively, expense of $37.0 million and income of $15.2 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Other expenses (income), net is primarily driven by foreign currency losses and gains associated with the Company’s intercompany loans which have all been classified as current. The Company records foreign currency translation impacts and pension costs in this line item.

Provision for Income Taxes

Provision for income taxes (see Note 16: Income Taxes) was a provision of $9.1 million and $15.2 million in the second quarter of 2023 and 2022, and $18.5 million and $22.6 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. The effective tax rate was (43.3) percent and 56.7 percent in the second quarter of 2023 and 2022, respectively. The change in the effective tax rate in the second quarter of 2023 as compared to the second quarter of 2022, was primarily due to:

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

Net (Loss) Income from Continuing Operations

Net (Loss) Income from Continuing Operations was a loss of $30.1 million and income of $11.6 million in the second quarter of 2023 and 2022, respectively, and a loss of $69.6 million and income of $18.1 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. See above discussion for the main drivers of changes in Net (Loss) Income from Continuing Operations. A more detailed discussion of the results by segment is included in the Segment Results section below.

Segment Results

International operations generated 87.9 percent and 88.7 percent of sales in the second quarter of 2023 and 2022, respectively and 88.9 percent and 89.2 percent of sales in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. These units generated 88.0 percent and 99.2 percent of segment profit in the second quarter of 2023 and 2022, respectively and 98.5 percent and 100.2 percent of segment profit in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively.

Asia Pacific

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jul 1, 2023	Jun 25, 2022	Amount	Percent		Amount	Percent	Jul 1, 2023	Jun 25, 2022
Net sales	$61.9	$91.4	$(29.5)	(32)%	$(4.5)	$(25.0)	(29)%	22%	27%
Segment profit	$(0.1)	$13.3	$(13.4)	(101)%	$(0.7)	$(12.7)	(101)%	—%	26%
Segment profit as percent of net sales	(0.2)%	14.6%	N/A	(14.8) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	26 weeks ended		Change		Foreign exchange impact			26 weeks ended
	Jul 1, 2023	Jun 25, 2022	Amount	Percent		Amount	Percent	Jul 1, 2023	Jun 25, 2022
Net sales	$137.5	$189.1	$(51.6)	(27)%	$(10.7)	$(40.9)	(23)%	24%	28%
Segment profit	$4.3	$25.6	$(21.3)	(83)%	$(1.7)	$(19.6)	(82)%	8%	29%
Segment profit as percent of net sales	3.1%	13.5%	N/A	(10.4) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $61.9 million and $91.4 million in the second quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales decreased $25.0 million or 29 percent, primarily due to lower sales in Malaysia and China. Malaysia’s performance was negatively impacted by a decrease in sales force activity and a decrease in recruiting.

In the second quarter of 2023 compared with 2022, the negative impact to net sales from lower volume was approximately 29 percent.

Segment loss was $0.1 million and segment profit was $13.3 million in the second quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit decreased $12.7 million, primarily due to lower sales volume in China and Malaysia, lower gross margin attributable to inventory obsolescence, promotions and discounts in China, and increased product and manufacturing costs across the segment.

Net sales were $137.5 million and $189.1 million in the year-to-date periods ended July 1, 2023 and June 25, 2022 respectively. Excluding foreign exchange impact, sales decreased $40.9 million or 23 percent, due to factors largely mirroring those noted above.

Segment profit was $4.3 million and $25.6 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Excluding foreign exchange impact, segment profit decreased $19.6 million, due to factors largely mirroring those noted above.

The Chinese Renminbi had the most meaningful impact on the second quarter 2023 net sales and profit comparisons.

Europe

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jul 1, 2023	Jun 25, 2022	Amount	Percent		Amount	Percent	Jul 1, 2023	Jun 25, 2022
Net sales	$57.3	$70.2	$(12.9)	(18)%	$(3.5)	$(9.4)	(14)%	21%	21%
Segment profit	$1.0	$5.7	$(4.7)	(82)%	$(1.2)	$(3.5)	(78)%	3%	11%
Segment profit as percent of net sales	1.7%	8.1%	N/A	(6.4) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	26 weeks ended		Change		Foreign exchange impact			26 weeks ended
	Jul 1, 2023	Jun 25, 2022	Amount	Percent		Amount	Percent	Jul 1, 2023	Jun 25, 2022
Net sales	$126.5	$160.5	$(34.0)	(21)%	$(10.6)	$(23.4)	(16)%	22%	23%
Segment profit	$4.5	$12.8	$(8.3)	(65)%	$(2.3)	$(6.0)	(57)%	8%	14%
Segment profit as percent of net sales	3.6%	8.0%	N/A	(4.4) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $57.3 million and $70.2 million in the second quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales decreased $9.4 million or 14 percent, primarily due to a decrease in sales force activity resulting in lower sales volumes, particularly in South Africa, France, and Iberia. The sales force productivity across the segment in the second quarter of 2023 as compared to the second quarter of 2022, was impacted by lower consumer spending, as a result of continued deterioration in consumer sentiment impacted by geopolitical concerns, high inflation, and lower disposable income.

In the second quarter of 2023 compared with 2022, the negative impact to net sales from lower volume was approximately 15 percent which was partially offset by an approximately 1 percent positive impact from higher prices.

Segment profit was $1.0 million and $5.7 million in the second quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit decreased $3.5 million, primarily due to lower sales volumes and slightly improved gross margin as a result of decreased product manufacturing costs across the segment. The Company continues to right-size the organization through reduction in fixed costs across all functional areas in the segment.

Net sales were $126.5 million and $160.5 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Excluding foreign exchange impact, sales decreased $23.4 million or 16 percent, due to factors largely mirroring those of the quarter.

Segment profit was $4.5 million and $12.8 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Excluding foreign exchange impact, segment profit decreased $6.0 million, due to lower sales volumes, particularly in South Africa, France, and Germany and Iberia, higher product costs primarily in resin, partially offset by higher prices.

The South African Rand had the most meaningful impact on the second quarter 2023 net sales and profit comparisons.

North America

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jul 1, 2023	Jun 25, 2022	Amount	Percent		Amount	Percent	Jul 1, 2023	Jun 25, 2022
Net sales	$89.7	$103.6	$(13.9)	(13)%	$5.5	$(19.4)	(18)%	33%	31%
Segment profit	$14.8	$16.0	$(1.2)	(8)%	$1.8	$(3.0)	(17)%	48%	31%
Segment profit as percent of net sales	16.5%	15.4%	N/A	1.1 pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	26 weeks ended		Change		Foreign exchange impact			26 weeks ended
	Jul 1, 2023	Jun 25, 2022	Amount	Percent		Amount	Percent	Jul 1, 2023	Jun 25, 2022
Net sales	$175.8	$205.1	$(29.3)	(14)%	$8.6	$(37.9)	(18)%	31%	30%
Segment profit	$23.8	$25.9	$(2.1)	(8)%	$3.0	$(5.1)	(18)%	44%	29%
Segment profit as percent of net sales	13.5%	12.6%	N/A	0.9 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $89.7 million and $103.6 million in the second quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales decreased $19.4 million or 18 percent, primarily due a decrease in sales force activity and a decreased recruiting in the second quarter of 2023 as compared to the second quarter of 2022. The segments sales force productivity was negatively impacted by increased product costs in an environment experiencing high inflation resulting in lower consumer spending.

In the second quarter of 2023 compared with 2022, the negative impact to net sales from lower volume was approximately 18 percent.

Segment profit was $14.8 million and $16.0 million in the second quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit decreased $3.0 million, primarily due to:

•lower sales volume,
•lower gross margin due to higher product costs across the segment, and partially offset by
•lower distribution expenses as a result of decreased outbound freight expense in the United States and Canada,
•lower sales force commissions in the United States and Canada related to decreased sales.

Net sales were $175.8 million and $205.1 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Excluding foreign exchange impact, sales decreased $37.9 million or 18 percent, due to factors largely mirroring those of the quarter.

Segment profit was $23.8 million and $25.9 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Excluding foreign exchange impact, segment profit decreased $5.1 million, due to factors largely mirroring those noted above.

The Mexican Peso had the most meaningful impact on the second quarter 2023 net sales and profit comparisons.

South America

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Jul 1, 2023	Jun 25, 2022	Amount	Percent		Amount	Percent	Jul 1, 2023	Jun 25, 2022
Net sales	$67.4	$74.5	$(7.1)	(10)%	$(8.1)	$1.0	2%	24%	22%
Segment profit	$15.2	$17.0	$(1.8)	(11)%	$(1.1)	$(0.7)	(4)%	49%	33%
Segment profit as percent of net sales	22.6%	22.8%	N/A	(0.2) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	26 weeks ended		Change		Foreign exchange impact			26 weeks ended
	Jul 1, 2023	Jun 25, 2022	Amount	Percent		Amount	Percent	Jul 1, 2023	Jun 25, 2022
Net sales	$128.9	$132.1	$(3.2)	(2)%	$(14.5)	$11.3	10%	23%	19%
Segment profit	$21.3	$24.6	$(3.3)	(13)%	$(1.9)	$(1.4)	(6)%	40%	28%
Segment profit as percent of net sales	16.5%	18.6%	N/A	(2.1) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $67.4 million and $74.5 million in the second quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales increased $1.0 million or 2 percent, primarily due to higher net sales and volumes in Argentina partially offset by lower sales volume in Brazil. Argentina’s sales force was more productive and recruitment more successful in the second quarter of 2023 as compared to the second quarter of 2022.

In the second quarter of 2023 compared with 2022, the positive impact to net sales from the higher volume was approximately 2 percent.

Segment profit was $15.2 million and $17.0 million in the second quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit decreased $0.7 million.

Net sales were $128.9 million and $132.1 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Excluding foreign exchange impact, sales increased $11.3 million or 10 percent, due primarily to higher net sales and volumes in Argentina partially offset by lower net sales and volumes in other countries within the segment.

Segment profit was $21.3 million and $24.6 million in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively. Excluding foreign exchange impact, segment profit decreased $1.4 million, due to factors largely mirroring those noted above.

The Argentine Peso had the most meaningful impact on the second quarter 2023 net sales and profit comparisons.

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

Net cash used in operating activities

Net cash used in operating activities is summarized as follows:

	Cash flow change for the 26 weeks ended
(In millions of U.S. Dollars)	July 1, 2023	June 25, 2022	Change	Notes
(Loss) income from continuing operations	$(69.6)	$18.1	$(87.7)
Adjustments to reconcile net (loss) income to net cash used in operating activities	69.6	5.6	64.0	(a)
Changes in assets and liabilities	(22.9)	(74.8)	51.9	(b)
Net cash used in operating activities	$(22.9)	$(51.1)	$28.2

(a) Primarily driven by a $74.8 million increase in Net realized and unrealized foreign exchange loss (gain) driven by the treatment of intercompany loans as current, a $8.5 million increase in Loss on debt refinancing transactions as described in Note 7; offset by $8.1 million decrease in Net cash settlement of economic and cash flow hedges and Change in fair value of economic hedges as described in Note 9, $6.3 million decrease in (Gain) loss on disposal of assets, $3.2 million decrease in Stock-based compensation, and $1.8 million decrease in Impairment of goodwill and intangible assets.
(b) Primarily resulting from $51.2 million decrease in Inventories from a Company wide initiative to reduce inventory balances.

The Company’s working capital position as of July 1, 2023, is described as follows:

As of July 1, 2023, the Company's net working capital position decreased by $6.0 million compared with the end of fiscal year 2022. The following table presents the increases / (decreases) in net working capital by balance sheet item at July 1, 2023 compared with the end of 2022:

(In millions of U.S. Dollars)	Increase / (decrease)
Cash and cash equivalents	$7.9
Accounts receivable, net	7.0
Inventories	(36.0)
Non-trade accounts receivable, net	5.5
Short-term restricted cash	1.7
Prepaid expenses and other current assets	7.7
Total current assets	$(6.2)

Accounts payable	$15.7
Current debt and finance lease obligations	(45.0)
Income taxes payable	8.9
Accrued liabilities	20.3
Current liabilities held for sale	0.3
Total current liabilities	$0.2

Debt Summary

The debt portfolio consisted of:

	As of
(In millions of U.S. Dollars)	July 1, 2023	December 31, 2022
Term loans denominated in USD	$392.0	$195.0
Term loan denominated in Euros	185.1	182.0
Revolver Facility	177.6	332.3
Finance leases (a)	0.3	0.5
Other lease financing obligations	3.3	3.1
Total debt	$758.3	$712.9

Current debt and finance lease obligations	$754.8	$709.8
Long-term debt and finance lease obligations	3.5	3.1
Total debt	$758.3	$712.9

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

The Company has experienced volatility in earnings during the three months ended July 1, 2023, as it executes the Turnaround Plan and responds to the unpredictability in the market related to recessionary concerns and inflation. In addition, in the third and fourth quarters of 2023, interest of $18.2 million and $20.0 million, respectively, was converted to outstanding debt, which is a primary driver for the continued debt increase in 2023. As of March 29, 2024, the Company was in compliance with its financial covenants in the Amended Credit Agreement, as in effect on such date. Due to the volatility in the Company’s earnings and progressive tightening of the financial covenants in the Amended Credit Agreement, it is probable that the Company will not be able to maintain compliance with the covenants in the Amended Credit Agreement, including the existing Consolidated Net Leverage Ratio covenant and the minimum Consolidated Interest Coverage Ratio covenant, in each case, for the next twelve months. However, as previously disclosed by the Company, the Lenders party to the Forbearance Agreement agreed, during the Forbearance Period, to forbear from exercising any of their respective rights and remedies arising under the Amended Credit Agreement and applicable law as a result of the occurrence and continuance of certain specified existing and anticipated breaches of certain covenants, including the financial covenants described in the immediately preceding sentence.

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

At July 1, 2023, the Company had $26.6 million of unused lines of credit, including $25.6 million under the committed, secured Amended Credit Agreement, and $1.0 million available under various uncommitted lines around the world.

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

As of
(In millions of U.S. Dollars)	July 1, 2023
Argentina	$15.3
Russia	7.1
Ukraine	4.8
China	3.3
India	0.6
Egypt	0.7
South Africa	0.1
Total Foreign cash and cash equivalents deemed ineligible for immediate repatriation	$31.9
Percentage of Foreign cash and cash equivalents deemed ineligible for immediate repatriation	31.8%

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

The Tax Cuts and Jobs Act of 2017 (“Tax Act”) imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated United States taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. In the fourth quarter of 2022, the Company had determined that it can no longer assert permanent reinvestment on any of the outside basis differences of its foreign subsidiaries, as it will likely need to repatriate cash and assets globally to the United States to meet its obligations and recorded a deferred tax liability related to the estimated income tax, withholding tax costs, and capital gain impacts associated with repatriation of these earnings. The amount of deferred tax liability recorded as of July 1, 2023 was $26.0 million.

The Company’s most significant foreign currency exposures include:
•Argentine Peso
•Euro
•Indonesian Rupiah
•Swiss Franc
•Mexican Peso
•Japanese Yen

Business units in which the Company generated at least $100.0 million of sales in 2022 included:

•Brazil
•China
•Mexico
•United States and Canada

Investing and Financing Activities

Investing Activities

During the year-to-date period ended July 1, 2023, the Company had $6.7 million of capital expenditures primarily consisting of:

•$3.0 million related to machinery and equipment, and
•$3.0 million related to molds used in the manufacturing of products

During the quarter ended June 25, 2022, the Company had $15.7 million of capital expenditures primarily consisting of:

•$5.9 million related to global information technology projects,
•$5.0 million related to molds used in the manufacturing of products,

•$3.0 million related to machinery and equipment, and
•$1.3 million related to buildings and improvements.

Proceeds from the sale of long-term assets was $13.6 million and $1.2 million in the year-to-date periods ended July 1, 2023, and June 25, 2022, respectively.

Financing Activities

During the year-to-date period ended July 1, 2023, the Company had $34.0 million of cash inflow primarily consisting of:

•$48.3 million in borrowings from the Revolver Facility, partially offset by
•$8.3 million combined repayments on the Term Loan and Revolver Facility, and
•$4.5 million financing transaction payments related to the Third Amendment and Fourth Amendment.

During the year-to-date period ended June 25, 2022, the Company had $73.2 million of cash outflow primarily consisting of:

•$118.6 million combined repayments on the Term Loan and Revolver Facility,
•$75.0 million to repurchase Common Stock outstanding, partially offset by
•$123.0 million in borrowings from the Revolver Facility.

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

Interest Rate Risk

Certain loans under the Amended Credit Agreement bear interest under a formula that includes a base rate, plus an applicable spread. In 2022, the Company converted to Secured Overnight Financing Rate (“SOFR”) as one of its base rates. As of July 1, 2023, the Company had a weighted average interest rate of 9.10 percent with a base rate spread of 375 basis points on its United States Dollar and Euro denominated EURIBOR-based borrowings under the Amended Credit Agreement.

As of July 1, 2023, the Company had total borrowings of $754.7 million outstanding under its Amended Credit Agreement. With all other variables remaining constant, an increase in the short-term interest rate of 10 percent, would result in an increase in the annual interest expense of approximately $4.0 million. The DRA includes new base rate spreads for the Revolver Facility and Term loans. An increase in the interest rates will further increase the Company’s interest expense annually.

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

While the Company’s historical derivatives that hedged a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all worked together to mitigate its exposure to foreign exchange gains or losses, they have resulted in the following impacts to investing cash flows and operating cash flows, upon settlement: The net cash flow impact of these currency hedges was an outflow of $2.0 million and an outflow of $4.3 million, in the year-to-date periods ended July 1, 2023 and June 25, 2022, respectively.

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

As of the end of the period covered by this Report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of July 1, 2023, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of July 1, 2023 due to material weaknesses in internal control over financial reporting described below.

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

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period ended July 1, 2023 and June 25, 2022, 576,752 and 104,149 shares were retained to fund withholding taxes, totaling $1.4 million and $1.9 million, respectively.

Item 5. Other Information

Not applicable.

Item 6. Exhibits
(a) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Registrant as amended May 4, 2021 (Attached as Exhibit 3.2 to Form 10-Q, filed with the Commission on May 5, 2021 and incorporated herein by reference).

4.1	Form of Warrant (Attached as Exhibit 4.1 to 8-K filed August 3, 2023)

10.1
Third Amendment to Credit Agreement dated as of February 22, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, Administradora Dart, S. de R.L. de C.V., as Mexican subsidiary borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Attached as Exhibit 10.1 to Form 8-K filed February 28, 2023 and incorporated herein by reference)..

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

10.4
Debt Restructuring Agreement, dated as of August 2, 2023, by and among Tupperware Brands Corporation, as parent borrower, Tupperware Products AG, as Swiss subsidiary borrower, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.(Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on August 3, 2023 and incorporated herein by reference).

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags*

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