Form 10-Q
period 2023-09-30
TUPPERWARE BRANDS CORP
filed 2024-03-29
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 13 weeks ended September 30, 2023
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
				Restated
(In millions of U.S. Dollars, except per share amounts)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$259.6	$303.6	$828.3	$990.4
Cost of products sold	94.6	107.4	316.8	354.1
Gross profit	165.0	196.2	511.5	636.3

Selling, general and administrative expense	158.9	173.7	487.9	565.7
Re-engineering and impairment charges (gains)	0.3	5.3	(1.3)	13.8
Loss (gain) on disposal of assets	0.2	1.1	(3.9)	3.3
Impairment of goodwill and intangible assets	—	27.7	—	30.9
Operating income (loss)	5.6	(11.6)	28.8	22.6

Loss on financing transactions	48.0	—	56.5	—
Interest expense	22.3	8.3	55.6	18.9
Interest income	(2.2)	(1.3)	(6.7)	(3.2)
Other (income) expense, net	(16.9)	(10.3)	20.1	(25.5)
(Loss) income from continuing operations before income taxes	(45.6)	(8.3)	(96.7)	32.4

Provision for income taxes	8.1	12.3	26.6	34.9
Loss from continuing operations	(53.7)	(20.6)	(123.3)	(2.5)

Loss from operations of discontinued operations before income taxes	(0.2)	(0.7)	(2.0)	(6.2)
(Loss) gain on held for sale assets and dispositions	(1.9)	22.6	0.2	21.4
Provision for income taxes	—	1.3	—	0.5
(Loss) income on discontinued operations	(2.1)	20.6	(1.8)	14.7

Net (loss) income	$(55.8)	$—	$(125.1)	$12.2

Basic loss from continuing operations - per share	$(1.16)	$(0.46)	$(2.70)	$(0.05)
Basic (loss) earnings from discontinued operations - per share	$(0.05)	$0.46	$(0.04)	$0.32
Basic (loss) earnings per share - Total	$(1.21)	$—	$(2.74)	$0.27

Diluted loss from continuing operations - per share	$(1.16)	$(0.46)	$(2.70)	$(0.05)
Diluted (loss) earnings from discontinued operations - per share	$(0.05)	$0.46	$(0.04)	$0.30
Diluted (loss) earnings per share - Total	$(1.21)	$—	$(2.74)	$0.25

Basic weighted-average shares	46.3	44.5	45.7	46.0
Diluted weighted-average shares	46.3	44.5	45.7	49.0

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
		Restated		Restated
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net (loss) income	$(55.8)	$—	$(125.1)	$12.2

Other comprehensive (loss) income
Foreign currency translation adjustments	(12.3)	(44.9)	27.9	54.1
Deferred gain (loss) on cash flow hedges, net of tax	—	0.1	(0.1)	(0.1)
Pension and other post-retirement (costs) benefit, net of tax	(0.2)	0.9	0.5	0.8
Other comprehensive (loss) income	(12.5)	(43.9)	28.3	54.8

Total comprehensive (loss) income	$(68.3)	$(43.9)	$(96.8)	$67.0

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions of U.S. Dollars, except share amounts)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$122.7	$110.1
Accounts receivable, net of an allowance for credit losses of $18.2 million as of September 30, 2023 and $23.8 million as of December 31, 2022	72.1	63.7
Inventories	172.4	217.6
Non-trade accounts receivable, net of an allowance for credit losses of $1.2 million as of September 30, 2023 and $1.2 million as of December 31, 2022	22.8	16.5
Short-term restricted cash	6.7	4.1
Prepaid expenses and other current assets	29.7	19.6
Total current assets	426.4	431.6

Property, plant and equipment, net	110.6	136.9
Operating lease assets	62.4	69.1
Long-term receivables, net of an allowance for credit losses of $35.1 million as of September 30, 2023 and $34.5 million as of December 31, 2022	4.4	5.6
Long-term non-trade accounts receivable, net of an allowance for credit losses of $0.8 million as of September 30, 2023 and $0.8 million as of December 31, 2022	8.1	35.7
Long-term refundable income taxes	45.1	43.1
Long-term restricted cash	8.4	6.0
Other assets, net	13.6	15.6
Assets held for sale	0.5	—
Total assets	$679.5	$743.6

Liabilities And Stockholders' Equity
Accounts payable	$49.3	$78.8
Current debt and finance lease obligations	773.4	709.8
Income taxes payable	12.0	12.2
Accrued liabilities	208.7	194.5
Current liabilities held for sale	—	6.6
Total current liabilities	1,043.4	1,001.9

Long-term debt and finance lease obligations	3.5	3.1
Operating lease liabilities	47.0	53.7
Long-term pension liabilities	51.1	50.9
Long-term deferred income taxes	27.0	26.4
Other liabilities	31.9	36.4
Liabilities held for sale	—	1.0
Total liabilities	1,203.9	1,173.4

Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	202.3	208.4
Retained earnings	660.9	887.3
Treasury stock, 17,317,597 and 19,089,764 shares, respectively, at cost	(803.2)	(912.8)

	As of
(In millions of U.S. Dollars, except share amounts)	September 30, 2023	December 31, 2022
Accumulated other comprehensive loss	(585.0)	(613.3)
Total stockholders' deficit	(524.4)	(429.8)

Total liabilities and stockholders' deficit	$679.5	$743.6

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
(In millions)	Shares	Dollars	Shares	Dollars
December 31, 2022	63.6	$0.6	19.1	$(912.8)	$208.4	$887.3	$(613.3)	$(429.8)
Net loss	—	—	—	—	—	(39.5)	—	(39.5)
Other comprehensive income	—	—	—	—	—	—	18.3	18.3
Stock and options issued for incentive plans	—	—	(0.9)	57.1	(4.2)	(52.1)	—	0.8
April 1, 2023	63.6	$0.6	18.2	$(855.7)	$204.2	$795.7	$(595.0)	$(450.2)
Net loss	—	—	—	—	—	(29.8)	—	(29.8)
Other comprehensive income	—	—	—	—	—	—	22.5	22.5
Stock and options issued for incentive plans	—	—	(0.9)	51.1	(2.3)	(48.1)		0.7
July 1, 2023	63.6	$0.6	17.3	$(804.6)	$201.9	$717.8	$(572.5)	$(456.8)
Net loss	—	—	—	—	—	(55.8)	—	(55.8)
Other comprehensive loss	—	—	—	—	—	—	(12.5)	(12.5)
Stock and options issued for incentive plans	—	—	—	1.4	0.4	(1.1)	—	0.7
September 30, 2023	63.6	$0.6	17.3	$(803.2)	$202.3	$660.9	$(585.0)	$(524.4)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

							Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings
(In millions)	Shares	Dollars	Shares	Dollars
Restated, December 25, 2021	63.6	$0.6	14.7	$(876.1)	$216.9	$1,145.5	$(705.6)	$(218.7)
Net income	—	—	—	—	—	3.9	—	3.9
Other comprehensive income	—	—	—	—	—	—	7.6	7.6
Repurchase of common stock	—	—	3.4	(56.2)	(18.8)	—	—	(75.0)
Stock and options issued for incentive plans	—	—	(0.2)	16.8	(0.7)	(14.0)	—	2.1
Restated, March 26, 2022	63.6	0.6	17.9	(915.5)	197.4	1,135.4	(698.0)	(280.1)
Net income	—	—	—	—	—	8.3	—	8.3
Other comprehensive income	—	—	—	—	—	—	91.1	91.1
Repurchase of common stock	—	—	1.5	(9.9)	9.9	—	—	—
Stock and options issued for incentive plans	—	—	(0.3)	10.6	1.4	(9.9)	—	2.1
Restated, June 25, 2022	63.6	0.6	19.1	(914.8)	208.7	1,202.1	(606.9)	(178.6)
Net loss	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(43.9)	(43.9)
Stock and options issued for incentive plans	—	—	—	0.9	(1.3)	(0.8)	—	(1.2)
Restated, September 24, 2022	63.6	0.6	19.1	$(913.9)	$207.4	$1,133.0	$(650.8)	$(223.7)

See accompanying notes to Condensed Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
		Restated
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022
Operating Activities
Net cash used in operating activities	(5.2)	(58.4)

Investing Activities
Capital expenditures	(8.8)	(25.9)
Proceeds from disposal of assets	13.9	1.9
Net cash settlement from net investment hedges	—	(4.9)
Net cash provided by (used in) in investing activities	5.1	(28.9)

Financing Activities
Term loan repayment	(5.3)	(7.1)
Borrowings on Revolver Facility	56.3	186.0
Repayment of Revolver Facility	(9.0)	(165.2)
Net increase in short-term debt	—	2.0
Debt issuance costs payment	(5.6)	(1.4)
Finance lease repayments	(0.1)	(1.7)
Common stock repurchase	—	(75.0)
Cash payments of employee withholding tax for stock awards	(1.4)	(1.9)
Net cash provided by (used in) financing activities	34.9	(64.3)

Discontinued Operations
Cash used in operating activities	(2.2)	(4.4)
Cash provided by investing activities	—	5.8
Cash (used in) provided by discontinued operations	(2.2)	1.4

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.0)	(12.2)
Net change in cash, cash equivalents and restricted cash	17.6	(162.4)
Cash, cash equivalents and restricted cash at beginning of year	120.2	274.0
Cash, cash equivalents and restricted cash at end of period (a) (b)	$137.8	$111.6

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$20.6	$17.8
Income taxes paid, net	20.7	49.3

(a) Includes $0.0 million and $0.0 million of cash on discontinued operations as of September 30, 2023 and September 24, 2022, respectively.
(b) Includes Short-term restricted cash of $6.7 million and $2.8 million as of September 30, 2023 and September 24, 2022, respectively, and Long-term restricted cash of $8.4 million and $5.9 million as of September 30, 2023 and September 24, 2022, respectively.

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

Fiscal Quarter

The Company’s quarterly periods are the 13 weeks ending on the Saturday closest to March 30, June 30, September 30, and December 31. The third quarter in fiscal year 2023 and 2022 ended on September 30, 2023 and September 24, 2022, respectively.

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

For the quarter ended September 30, 2023, Short-term restricted cash and Long-term restricted cash, which were reported as a component of Prepaid expenses and other current assets and Other assets, net, respectively, in the 2022 10-K, are now separately presented. In the 2022 10-K, Trade name, net was presented separately, but is presented as a component of Other assets, net at the quarter ended September 30, 2023. Additionally, for the quarter ended September 30, 2023, Income taxes payable and Long-term deferred income taxes, which were reported as a component of Accrued liabilities and Other liabilities, respectively, in the 2022 10-K, are now separately presented.

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

Standards Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements”, Codification Amendments in Response to the. SEC’s Disclosure Update and Simplification Initiative. In the SEC’s Release No. 33-10532, “Disclosure Update and Simplification,” issued August 17, 2018, the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, GAAP to the FASB for potential incorporation into the Codification. ASU 2023-06 incorporates into the Codification 14 of the 27 disclosures referred by the SEC which modify the disclosure or presentation requirements of a variety of Topics in the Codification. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not expect the adoption to have a material impact on the Consolidated Financial Statements.

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

Financial Information of Discontinued Operations

The results of operations are presented as discontinued operations as summarized below:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$0.6	$3.1	$5.2	$62.7
Cost of products sold	0.3	1.2	2.5	24.4
Gross profit	$0.3	$1.9	2.7	38.3

Selling and administrative expenses	0.5	2.6	4.6	43.6
Re-engineering charges	—	—	—	0.4
Other expense, net	—	—	0.1	0.5
Loss from operations of discontinued operations before income taxes	$(0.2)	$(0.7)	(2.0)	(6.2)
(Loss) gain on held for sale assets and dispositions	(1.9)	22.6	0.2	21.4
(Loss) income from discontinued operations before income taxes	$(2.1)	$21.9	(1.8)	15.2

Provision for income taxes	—	1.3	—	0.5
Net (Loss) income from discontinued operations	$(2.1)	$20.6	$(1.8)	$14.7

The carrying amount of major classes of assets and liabilities classified as held for sale that were included in discontinued operations at September 30, 2023 and December 31, 2022 are shown in the table below.

	As of
(In millions of U.S. Dollars)	September 30, 2023	December 31, 2022
Assets
Accounts receivable, net	—	2.9
Inventory, net	—	3.6
Prepaid expenses and other current assets	—	0.5
Accumulated translation adjustment losses, current	—	(7.0)
Total assets of discontinued operations - current	—	—

Property, plant and equipment, net	—	0.8
Operating lease assets	—	1.8
Goodwill	—	2.0
Other assets, net	—	0.3
Accumulated translation adjustment losses	—	(4.9)
Total assets of discontinued operations	$—	$—

Liabilities
Accounts payable	$—	$1.0
Accrued liabilities	—	1.6
Accumulated translation adjustment losses, current	—	4.0
Total liabilities of discontinued operations - current	—	6.6

Operating lease liabilities	—	1.0
Liabilities held for sale	—	1.0
Total liabilities of discontinued operations	$—	$7.6

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

In 2023, the following property sales were completed ($ millions):

Facility	Date Sold	Cash Sale Price	Net Proceeds	Gain on sale	Initial lease term
Hemingway, SC manufacturing facility	October, 2023	$15.0	$14.0	$21.0	14 months
Indonesia warehouse and office	June, 2023	$12.2	$11.3	$5.6	3 years (warehouse) / 2 years (office)

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

Note 5: Inventories

Inventories balance was:

	As of
(In millions of U.S. Dollars)	September 30, 2023	December 31, 2022
Finished goods	$115.5	$161.8
Work in process	35.8	29.9
Raw materials and supplies	21.1	25.9
Inventories	$172.4	$217.6
As of September 30, 2023 and December 31, 2022, the Company’s inventories are carried at their net realizable value.

Note 6: Long-Term Receivables

The long-term receivables and the related allowance for credit losses balance and activity were as follows:

As of
(In millions of U.S. Dollars)	September 30, 2023
Long-term receivables, gross	$39.5

Allowance for credit losses - long-term receivables, beginning balance	$(34.5)
Write-offs	0.7
Recoveries	—
Provision	(1.2)
Currency translation adjustment	(0.1)
Allowance for long-term receivables	$(35.1)

Long-term receivables, net	$4.4

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

Debt portfolio balances

The debt portfolio consisted of:

	As of
(In millions of U.S. Dollars)	September 30, 2023	December 31, 2022
Term loans denominated in USD	$581.4	$195.0
Term loan denominated in Euros	183.9	182.0
Revolver Facility	8.0	332.3
Finance leases	0.3	0.5
Other lease financing obligations	3.3	3.1
Total debt	$776.9	$712.9

Current debt and finance lease obligations	$773.4	$709.8
Long-term debt and finance lease obligations	3.5	3.1
Total debt	$776.9	$712.9

At September 30, 2023, the Company had $14.6 million of unused lines of credit, including $13.6 million under the committed, secured Amended Credit Agreement, and $1.0 million available under various uncommitted lines around the world. As a result of the Third Amendment, the Global Tranche Revolving Commitments were reduced by $30.0 million. Between May and August 2023, the Company had no availability to borrow further under its Revolver Facility until it entered into the DRA, which provided availability of up to $21.0 million in Global Tranche Revolving Commitments, subject to liquidity and other covenants. In addition, upon entering into the DRA, $18.2 million of interest and $4.0 million of accrued fees were converted to outstanding debt. During the fourth quarter of 2023, $20.0 million of interest was converted to outstanding debt. The Forbearance Agreement, among other things, required a principal payment of the USD Term A Loans of $10.9 million, permitted continued access to the Revolver Facility but limited availability to $36.4 million, and extended the deadline for delivery of the 2022 10-K and the 2023 Forms 10-Q.

As of December 31, 2022, the Company had $120.1 million of unused lines of credit, including $106.3 million under the committed, secured Amended Credit Agreement, and $13.8 million available under various uncommitted lines around the world.

Long-term debt and other lease financing obligations includes a $3.3 million and $3.1 million financing liability as of September 30, 2023 and December 31, 2022, respectively, associated with the lease of the Company’s headquarters in Orlando, Florida. The obligation originated on October 30, 2020 with the commencement of the sale-leaseback agreement for the facility that matures in the fourth quarter of 2031.

As of September 30, 2023, the Company had a weighted average interest rate of 12.60% with a base rate spread of 600 basis points on SOFR-based borrowings under the Amended Credit Agreement. Interest is payable in arrears and at maturity. As of September 30, 2023, the Company had a Consolidated Net Leverage Ratio of 7.20x resulting from trailing twelve months EBITDA, as defined in the Amended Credit Agreement of $94.0 million and a Consolidated Interest Coverage Ratio of 1.21x.

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

Due to their short maturities or their insignificance, the carrying amounts of Cash and cash equivalents, restricted cash, Accounts receivable, net, Accounts payable, Accrued liabilities, leased assets and liabilities, and short-term borrowings approximated their fair values at September 30, 2023 and December 31, 2022.

The fair values of the Term Loans and Revolver Facility are measured using a market approach whose fair value inputs are considered Level 2 inputs within the fair value hierarchy.

The carrying amounts of the Term Loans and Revolver Facility were as follows:

	As of
(In millions of U.S. Dollars)	September 30, 2023	December 31, 2022
Term loans	$765.3	$377.0
Revolver Facility	8.0	332.3
Total	$773.3	$709.3

The Company estimates the fair value of debt to be $462.0 million and $669.6 million as of September 30, 2023 and December 31, 2022, respectively. The Company does not have any recurring Level 3 fair value measurements.

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

The (loss) gain recorded to current earnings related to derivative financial instruments not designated as hedging instruments was as follows:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
(Loss) gain on foreign exchange currency contracts	$—	$(0.2)	$2.4	$(1.8)

Cash Flow Hedges

The Company previously designated as cash flow hedges foreign currency forward contracts entered into for the purpose of hedging forecasted inventory purchases and intercompany dividends that were subject to foreign currency exposures for periods up to twelve months. Changes in the fair value of these forward contracts designated as cash flow hedges were recorded as a component of Accumulated other comprehensive loss within Total stockholders’ deficit and reclassified into earnings through the same line item as the transaction being hedged at the time the hedged transaction impacted earnings. As such, the balance at the end of the current reporting period in Accumulated other comprehensive loss related to cash flow hedges would generally be reclassified to earnings within the next twelve months. As of September 30, 2023 there were no open cash flow hedges and therefore no amount remaining in Accumulated other comprehensive loss to be reclassified into earnings within the next twelve months.

The pre-tax gains (losses) recorded in and reclassified from Other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges were as follows:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Pre-tax gain from foreign exchange currency contracts recorded in Other comprehensive income (loss)	$—	$(0.5)	$—	$1.1
Reclassified from Other comprehensive income (loss) into Other income, net	(0.2)	(0.7)	(0.1)	0.9
Net change in Accumulated other comprehensive income (loss)	$(0.2)	$(1.2)	$(0.1)	$2.0

Net Investment Hedges

The Company previously designated as net investment hedges those foreign currency forward contracts it entered into to hedge the currency risk associated with a portion of its net equity investment in international operations. Changes in the fair value of these forward contracts designated as net investment hedges were recorded as a component of Accumulated other comprehensive loss within Total stockholders’ deficit. Due to the permanent nature of the investments at the time of designation, the amounts previously recorded as a component of Accumulated other comprehensive loss were reclassified to earnings if the hedged investment was sold, substantially liquidated, or control was lost. As of September 30, 2023 there were no open net investment hedges and therefore no amount remaining in Accumulated other comprehensive loss to be reclassified into earnings within the next twelve months.

The pre-tax gains (losses) recorded in Other comprehensive income (loss) related to derivative financial instruments designated as net investment hedges were as follows:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Pre-tax gain (loss) recorded in other comprehensive income (loss)	$—	$11.7	$—	$23.2

Notional Value

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. These forward contracts matured on or before June 30, 2023. The notional value of forward contracts to purchase and sell currencies was:

	As of
(In millions of U.S. Dollars)	September 30, 2023	December 31, 2022
Notional value of forward contracts to purchase currencies	$—	$128.3
Notional value of forward contracts to sell currencies	$—	$132.7

There were no outstanding positions as of September 30, 2023. The notional value of largest outstanding positions to purchase and sell currencies as of December 31, 2022 was:

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

Fair Value Measurement

Fair values of the Company’s derivative positions were determined based on third party quotations (Level 2 fair value measurement). The following table summarizes the Company’s derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis:

		As of
Hedging instruments (in millions of U.S. Dollars)	Balance sheet location	September 30, 2023	December 31, 2022
Economic hedges (non-designated):
Foreign currency exchange contracts	Non-trade accounts receivable, net	$—	$0.4
Foreign currency exchange contracts	Accrued liabilities	$—	$(4.9)

Cash Flow hedges (designated):
Foreign currency exchange contracts	Non-trade accounts receivable, net	$—	$0.1
Foreign currency exchange contracts	Accrued liabilities	$—	$—

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

Including the effect of master netting arrangements that provide a right of offset upon default of the counterparty, the Company’s net derivative position amounts were:

	As of
(In millions of U.S. Dollars)	September 30, 2023	December 31, 2022
Net economic hedge liability	$—	$(4.5)
Net designated hedge asset	$—	$0.1

Note 10: Accrued Liabilities

Significant components of Accrued liabilities were:

	As of
(In millions of U.S. Dollars)	September 30, 2023	December 31, 2022
Compensation and employee benefits	$43.9	$37.2
Operating lease liabilities	18.1	18.6
Advertising and promotion	17.0	16.3
Accrued interest	16.6	0.9
Restructuring Fee	16.2	—
Taxes other than income taxes	17.5	18.1
Facility Fee	10.0	—
Unbilled goods and services	8.5	10.2
Accrued commissions	7.7	8.7
Re-engineering charges	3.8	22.6
Accrued sales incentives and returns	6.0	8.2
Accrued freight and duties	4.6	6.3
Deferred revenue	4.3	6.9
Accrued legal and audit fees	3.8	4.1
Warrants	3.6	—
Accrued legal reserves	3.5	2.2
Pensions and other post-retirement benefits	2.2	2.6
Accrued consulting fees	1.8	2.4
Foreign currency contracts	—	4.9
Other	19.6	24.3
Accrued liabilities	$208.7	$194.5

Note 11: Retirement Benefit Plans

Components of net periodic cost (benefit) for the third quarters ended September 30, 2023 and September 24, 2022 were as follows:

	Pension benefits		Post-retirement benefits
	13 weeks ended		13 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Service cost	$0.7	$1.0	$—	$—
Interest cost	1.3	0.6	0.1	0.1
Return on plan assets	(0.7)	(0.5)	—	—
Settlement/curtailment	—	—	—	—
Net amortization	—	0.5	(0.2)	(0.2)
Net periodic cost (benefit)	$1.3	$1.6	$(0.1)	$(0.1)

	Pension benefits		Post-retirement benefits
	39 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Service cost	$2.2	$3.3	$—	$—
Interest cost	3.8	2.0	0.3	0.2
Return on plan assets	(2.3)	(1.5)	—	—
Settlement/curtailment	(0.1)	—	—	—
Net amortization	1.0	1.2	(0.6)	(0.5)
Net periodic cost (benefit)	$4.6	$5.0	$(0.3)	$(0.3)

During the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively, approximately $0.3 million of pre-tax losses and $0.7 million of pre-tax losses were reclassified from Other comprehensive income to a component of net periodic (benefit) cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $2.1 million and $1.4 million related to the components of net periodic (benefit) cost, excluding service cost, in Other expense (income), net in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively.

Note 12: Incentive Compensation Plans

Stock Options

Stock option activity for 2023, under all of the Company’s incentive plans, is summarized in the following table:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	2,542,313	$36.37	$1.5
Expired / Forfeited	(24,980)	53.00	—
Outstanding at September 30, 2023 (a)	2,517,333	$36.21	$—
(a) all outstanding stock options at September 30, 2023 are vested and exercisable.

Market and Performance Awards, Restricted Stock and Restricted Stock Units

The Company also grants restricted stock, restricted stock units, performance-vested awards, and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one year to three years. The activity for such awards in 2023 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Outstanding at December 31, 2022	4,060,835	$6.13
Performance share adjustments	517,336	3.15
Vested	(2,323,095)	4.21
Forfeited	(1,122,159)	5.74
Outstanding at September 30, 2023	1,132,917	$9.09

Stock-based compensation expense was:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Stock options	$—	$0.1	$0.1	$0.3
Time, performance, and market vested share awards	$0.8	$(1.1)	$3.4	$4.6

Unrecognized stock-based compensation expense and the weighted average years to recognize the unrecognized stock-based compensation was as follows:

As of
(In millions of U.S. Dollars)	September 30, 2023
Unrecognized stock-based compensation expense	$6.5
Weighted average years to recognize the unrecognized stock-based compensation	2.5 years

Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes.

Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes was as follows:

	39 weeks ended
(In millions of U.S. Dollars, except share amounts)	September 30, 2023	September 24, 2022
Shares retained to fund withholding taxes	585,928	105,655
Value of shares retained to fund withholding taxes	$1.4	$1.9

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

Distribution costs were:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Distribution costs	$20.3	$26.7	$66.7	$91.1

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

Promotional costs and sales force commissions were:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Promotional costs and sales force commissions	$37.9	$43.0	$114.3	$137.9

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

Re-engineering charges are primarily related to severance costs, outside consulting services, impairment of fixed assets associated with the closure of facilities, and facility costs. In the first quarter of 2023, the Company announced that it was closing its manufacturing facilities in Greece. Total charges incurred from inception of the Turnaround Plan in 2020 through September 30, 2023 are approximately $105.7 million, including $78.9 million related to severance charges, $22.9 million related to other charges, primarily consulting costs and $3.9 million related to impairment of fixed assets.

The Company expects to incur approximately $4.2 million of re-engineering charges under the Turnaround Plan subsequent to the third quarter of 2023, related to severance charges. The Company anticipates cash expenditures related to these charges for the remainder of 2023 to be approximately $2.1 million. No further costs will be incurred pursuant to the Turnaround Plan.

Re-engineering charges were:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Severance	$(0.1)	$5.3	$(4.3)	$13.8
Other	0.4	—	3.0	—
Total Turnaround Plan charges (gains)	$0.3	$5.3	$(1.3)	$13.8

Total Re-engineering charges by segments

Total Re-engineering charges by segment were:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Asia Pacific	$0.6	$0.4	$1.4	$0.7
Europe	(7.7)	1.5	(0.5)	6.0
North America	0.5	—	1.9	—
South America	0.6	(0.1)	0.4	0.2
Corporate	6.3	3.5	(4.5)	6.9
Total re-engineering charges (gains) by segment	$0.3	$5.3	$(1.3)	$13.8

The balance included in Accrued liabilities related to the Turnaround Plan was:

	As of
(In millions of U.S. Dollars)	September 30, 2023	December 31, 2022
Beginning balance	$22.6	$12.9
Provision	(1.3)	29.4
Currency translation adjustment	0.5	(0.2)
Cash expenditures:
Severance	(16.4)	(17.8)
Other	(1.6)	(1.7)
Ending balance	$3.8	$22.6

Note 16: Income Taxes

The effective tax rate was:

	13 weeks ended		39 weeks ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Effective tax rate	(17.8)%	(148.2)%	(27.5)%	107.7%

The change in the effective tax rate for the third quarter of 2023 as compared to the third quarter of 2022, was primarily due to:

•Loss jurisdictions in a full valuation allowance (including the United States) where the jurisdictions are required under ASC 740 to be removed from the worldwide annual effective tax rate calculation. These losses are not being benefited in the effective tax rate due to the full valuation allowance, and
•an unfavorable jurisdictional mix of earnings.

There was no change in the third quarter of 2023 to the uncertain tax position reserves. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2004 through 2022.

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

In October 2020, the Company entered into a leaseback agreement on the Company’s headquarters in Orlando, Florida and prior to the lease expiration in October 2031, the Company is obligated to restore the building to its original condition including the removal of asbestos. As of September 30, 2023, the Company recorded an asset retirement obligation of $0.9 million for the present value of the asbestos abatement costs and a reserve of $3.3 million for the present value of the restoration liability.

Note 18: Accumulated Other Comprehensive Loss

The change in Accumulated other comprehensive loss was as follows:

(In millions of U.S. Dollars, net of tax)	Foreign Currency Items (a), (d)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 31, 2022	$(616.9)	$0.1	$3.5	$(613.3)

Other comprehensive income before reclassifications	35.3	—	0.3	35.6
Amounts reclassified from Accumulated other comprehensive loss	(7.4)	(0.1)	0.2	(7.3)
Other comprehensive income (loss)	27.9	(0.1)	0.5	28.3

Balance at September 30, 2023	$(589.0)	$—	$4.0	$(585.0)
____________________
(a)    Foreign currency amounts reclassified from Accumulated other comprehensive loss impact the Other expense (income), net, other than amounts related to the disposal of Nuvo described in (d) below.
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
(d)    Ending balance reflects $7.4 million of accumulated foreign currency gains that were reclassified out as a result of the disposal of the Nuvo entity. The loss was fully reserved and recorded as a loss in discontinued operations in 2022. For more information see Note 3: Held for Sale Assets and Discontinued Operations.

(In millions of U.S. Dollars, net of tax)	Foreign Currency Items (a), (d)	Cash Flow Hedges (b)	Pension and Other Post-retirement Items (c)	Total
Balance at December 25, 2021	$(685.9)	$0.2	$(19.9)	$(705.6)

Other comprehensive (loss) income before reclassifications	(48.5)	0.5	0.4	(47.6)
Amounts reclassified from Accumulated other comprehensive loss	102.6	(0.6)	0.4	102.4
Other comprehensive income (loss)	54.1	(0.1)	0.8	54.8

Balance at September 24, 2022	$(631.8)	$0.1	$(19.1)	$(650.8)
____________________
(a)    Foreign currency amounts reclassified from Accumulated other comprehensive income (loss) impact the Other expense (income), other than amounts related to the disposal of House of Fuller Mexico and Nutrimetics described in (d) below.net, other than amounts related to the disposal of House of Fuller Mexico and Nutrimetics described in (d) below.
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
(d)    Ending balance reflects $132.7 million of accumulated foreign currency losses that were reclassified out as a result of the disposal of the House of Fuller Mexico entity. The loss was fully reserved and recorded as a loss in discontinued operations in 2021. This is partially offset by $30.1 million of accumulated foreign currency gains that were reclassified as a result of the disposal of Nutrimetics. For more information see Note 3: Held for Sale Assets and Discontinued Operations.

Amounts reclassified from Accumulated other comprehensive loss that related to cash flow hedges consisted of:

	39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022
Cash flow hedge gains	$(0.1)	$(0.8)
Tax provision	—	0.2
Amounts reclassified from Accumulated other comprehensive loss for cash flow hedges	$(0.1)	$(0.6)

Amounts reclassified from Accumulated other comprehensive loss related to pension and other post-retirement items consisted of:

	39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022
Prior service benefit	$(0.7)	$(0.5)
Actuarial losses	1.0	1.2
Tax benefit	(0.1)	(0.3)
Amounts reclassified from Accumulated other comprehensive loss related to pension and other post-retirement items	$0.2	$0.4

Note 19: Earnings Per Share

Basic (loss) earnings per share - Total is calculated by dividing Net (loss) income by the weighted-average basic shares outstanding. Diluted (loss) earnings per share - Total is calculated by also considering the impact of dilutive securities, such as stock options, restricted shares, restricted stock units and performance share units on both Net (loss) income and the Basic weighted-average shares. In the third quarter of 2023, the dilutive impact of outstanding stock options, restrictive stock units, and performance-vested and market-vested shares was excluded from the computation of weighted -average dilutive shares as a result of the Company’s Loss from continuing operations as its inclusion would have been anti-dilutive.
The elements of the earnings per share computations were as follows:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars, except per share amounts)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Loss from continuing operations	$(53.7)	$(20.6)	$(123.3)	$(2.5)
(Loss) income on discontinued operations	$(2.1)	$20.6	$(1.8)	$14.7
Net (loss) income	$(55.8)	$—	$(125.1)	$12.2

Basic weighted-average shares	46.3	44.5	45.7	46.0
Effect of dilutive securities	—	—	—	3.0
Diluted weighted-average shares	46.3	44.5	45.7	49.0

Basic loss from continuing operations - per share	$(1.16)	$(0.46)	$(2.70)	$(0.05)
Basic (loss) earnings from discontinued operations - per share	$(0.05)	$0.46	$(0.04)	$0.32
Basic (loss) earnings per share - Total	$(1.21)	$—	$(2.74)	$0.27

Diluted loss from continuing operations - per share	$(1.16)	$(0.46)	$(2.70)	$(0.05)
Diluted (loss) earnings from discontinued operations - per share	$(0.05)	$0.46	$(0.04)	$0.30
Diluted (loss) earnings per share - Total	$(1.21)	$—	$(2.74)	$0.25

Excluded anti-dilutive shares	3.6	2.5	3.8	2.6

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

Segment details were as follows:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales:
Asia Pacific	$59.7	$85.4	$197.2	$274.5
Europe	58.9	60.3	185.4	220.8
North America	79.7	87.7	255.5	292.8
South America	61.3	70.2	190.2	202.3
Total net sales	$259.6	$303.6	$828.3	$990.4

Segment profit:
Asia Pacific	$0.7	$11.7	$5.0	$37.3
Europe	4.4	2.0	8.9	14.8
North America	13.7	6.7	37.5	32.6
South America	9.6	14.3	30.9	38.9
Total segment profit	28.4	34.7	82.3	123.6

Unallocated expenses	22.3	12.2	58.7	53.0
Re-engineering charges (a)	0.3	5.3	(1.3)	13.8
Loss (gain) on disposal of assets	0.2	1.1	(3.9)	3.3
Impairment of goodwill and intangible assets	—	27.7	—	30.9
Loss on financing transactions	48.0	—	56.5	—
Interest expense	22.3	8.3	55.6	18.9
Interest income	(2.2)	(1.3)	(6.7)	(3.2)
Other (income) expense, net	(16.9)	(10.3)	20.1	(25.5)
(Loss) income from continuing operations before income taxes	$(45.6)	$(8.3)	$(96.7)	$32.4
____________________
(a)    See Note 15: Re-engineering and Impairment Charges.

Total identifiable assets by segment were:

	As of
(In millions of U.S. Dollars)	September 30, 2023	December 31, 2022
Identifiable assets
Asia Pacific	$163.8	$198.0
Europe	173.8	196.4
North America	135.0	140.3
South America	110.3	124.9
Corporate	96.6	84.0
Total identifiable assets	$679.5	$743.6

Note 21: Restated Previously Issued 2022 Financial Statements

As further described below, as well as in Note 1: Summary of Significant Accounting Policies, the Company identified several prior period misstatements that impacted its unaudited quarterly Condensed Consolidated Financial Information for each of the quarterly periods in 2022. The Company is effectuating the restatement of the unaudited interim condensed consolidated financial information for the third quarter of 2022 as part of filing this report consistent with the amounts disclosed in its 2022 10-K.

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

The following tables present the restated unaudited Condensed Consolidated Financial Information as of the quarter ended September 24, 2022 (in millions of U.S. Dollars, except per share amounts).

Description of Quarterly Misstatements

Misstatements in the Company’s accounting for its Provision for Income Taxes were as follows:

a.    Tickmark intentionally omitted.
b.    A $1.5 million and $3.2 million overstatement of the Provision for income taxes for the three months ended September 24, 2022 and June 25, 2022, respectively, due to misstatements of pre-tax intercompany costs and profits between foreign jurisdictions.
c.    Tickmark intentionally omitted.
d.    A $1.8 million overstatement of Income taxes payable for the three months ended June 25, 2022 and a $1.6 million understatement of income within Other comprehensive (loss) income for the three months ended June 25, 2022 resulting from incomplete tax payable rollforwards.
e. - i. Tickmarks intentionally omitted.

Other pre-tax income statement misstatements that originated in 2021 and prior years were as follows:

j.An over/(over)statement of Net sales and an understatement of deferred revenue within Accrued liabilities, due to lack of proper account reconciliations, by $1.3 million, $(0.6) million, and $(0.4) million, for the three months ended September 24, 2022, June 25, 2022, and March 26, 2022, respectively.
k.A misstatement of value added tax which overstated Selling, general and administrative expense by $0.1 million for the three months ended September 24, 2022, under/(over)stated Non-trade accounts receivable, net by $0.9 million, $(1.1) million, and $(0.3) million, and overstated Accrued liabilities by $0.8 million, $(1.1) million, and $(0.3) million, as of September 24, 2022, June 25, 2022, and March 26, 2022, respectively.
l-1.Misstatements related to incorrect accounting for intercompany transactions were:
•an over/(under)statement of Cost of products sold and an (over)/understatement of Other assets, net by $(0.7) million, $(2.4) million, and $1.0 million, for the three months ended September 24, 2022, June 25, 2022, and March 26, 2022, respectively; and
•an over/(under)statement of Selling, general and administrative expense and overstatement of Other assets, net by $1.1 million, $(2.1) million $(1.3) million, for the three months ended September 24, 2022, June 25, 2022, and March 26, 2022, respectively;
m.Tickmark intentionally omitted
n.An overstatement of foreign currency exchange income within Other comprehensive (loss) income and understatement of Other (income) expense, net by $12.4 million, $12.9 million, and $6.5 million, for the three months ended, September 24, 2022, June 25, 2022, and March 26, 2022, respectively, for the misstatement of the impact of foreign exchange due to the incorrect long-term designation of certain intercompany loans.
o.Other misstatements of Net sales, Cost of products sold, Selling, general and administrative expense, Re-engineering and impairment charges (gains), and Other (income) expense, net, which over/(under)stated Operating income (loss) by $0.9 million, $(2.1) million, and $0.6 million, for the three months ended September 24, 2022, June 25, 2022, and March 26, 2022, respectively.
t.An understatement of impairment of goodwill within Impairment of goodwill and intangible assets by $3.2 million for the three months ended June 25, 2022 and an overstatement of income within Other comprehensive (loss) income by $0.1 million and $0.3 million for the three months ended September 24, 2022 and March 26, 2022, respectively, due to incorrect data inputs in the goodwill valuation models, which resulted in impairments not recognized or recognized in an incorrect period. Goodwill balance as of September 24, 2022, June 25, 2022, and March 26, 2022 was also overstated

due to a $9.0 million understatement of impairment of goodwill within Impairment of goodwill and intangible assets cumulatively for years prior to 2021.
u. - y. Tickmarks intentionally omitted.
z.The income tax expense related to the pre-tax errors was $0.5 million, $3.8 million, and $0.7 million, for the three months ended September 24, 2022, June 25, 2022, and March 26, 2022, respectively.

Balance Sheet and Income Statement Misclassifications were as follows:

l-2.An under/(over)statement of Inventories and Accrued liabilities by $1.4 million, $(1.8) million, and $(0.2) million, for the three months ended September 24, 2022, June 25, 2022, and March 26, 2022, respectively, related to incorrect accounting for intercompany transactions.
p.An understatement of Operating lease assets, Accrued liabilities, and Operating lease liabilities by $1.2 million as of September 24, 2022, June 25, 2022, and March 26, 2022, resulting from using incorrect lease periods and useful life for leased automobiles.
q.An over/(under)statement of Operating lease assets, Accrued liabilities, and Operating lease liabilities by $0.6 million, $0.9 million, and $(1.0) million as of September 24, 2022, June 25, 2022, and March 26, 2022, respectively, resulting from lease modifications.
r.A $0.5 million, $0.7 million, and $0.6 million overstatement of Selling, general and administrative expense and Net sales related to the misclassification of commission expense for the three months ended September 24, 2022, June 25, 2022, and March 26, 2022, respectively.
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

Errors impacting the quarterly periods only were as follows:

aa. - ab. Tickmarks intentionally omitted.
ac.A $27.7 million understatement of Impairment of goodwill and intangible assets in the three months ended September 24, 2022, including a $22.8 million understatement of impairment of goodwill and a $4.9 million understatement of NaturCare trade name impairment.
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
ag.A misstatement of the impact of foreign exchange related to certain intercompany short-term loans, which understated foreign currency exchange income within Other comprehensive (loss) income and overstated Other (income) expense, net by $0.4 million, $(1.2) million, and $0.4 million for the three months ended September 24, 2022, June 25, 2022, and March 26, 2022, respectively.
ah.A misclassification of cash refunds for appreciation of leased cars, which overstated Selling, general and administrative expense and understated Loss (gain) on disposal of assets by $0.3 million in the three months ended September 24, 2022, June 25, 2022, and March 26, 2022, respectively.

Statement of Cash Flows Misstatements:

ba.    Misstatements related to the settlement from net investment hedges resulted in an increase to net cash flow from operating activities and a decrease in net cash flow from investing activities of $4.9 million for the nine months ended September 24, 2022. The Condensed Consolidated Statements of Cash Flows included in this Report includes additional line items in Adjustments to reconcile Net (loss) income to Net cash provided by operating activities: Changes in fair value of economic hedges. Amounts included on this line item were previously reported as part of Changes in assets and liabilities in the Quarterly Reports on Form 10-Q for the quarterly period ended September 24, 2022. This change in the presentation had no net impact on Net cash (used in) provided by operating activities for the quarterly period ended March 26, 2022.
bb.    Tickmark intentionally omitted.
bc.    Other misstatements, including errors in the calculation of net cash from discontinued operations, errors in the calculation of the impact of foreign exchange rate on cash, cash equivalents, and restricted cash and errors in the presentation of Net realized and unrealized foreign currency (gains) losses, resulted in the following changes to the Condensed Consolidated Statements of Cash Flows:
•$4.2 million increase to net cash flow from operating activities for the nine months ended September 24, 2022. Additionally, amounts previously reported on line items within Change in assets and liabilities and Adjustments to reconcile Net (loss) income to Net cash (used in) provided by operating activities for the quarterly period ended September 24, 2022 have been corrected. These corrections to the line items within Changes in assets and liabilities and Adjustments to reconcile Net (loss) income to Net cash (used in) provided by operating activities had no net impact on Net cash (used in) provided by operating activities for the quarterly period ended September 24, 2022;
•$(2.2) million decrease to net cash flow from investing activities in the nine months ended September 24, 2022;
•$(2.4) million decrease in Net cash provided by discontinued operations for the nine months ended September 24, 2022;
•$0.2 million increase in the Effect of exchange rate changes on cash, cash equivalents and restricted cash for the nine months ended September 24, 2022;
•$0.2 million net increase to Cash, cash equivalents and restricted cash at beginning of year for the nine months ended September 24, 2022 related to cash from discontinued operations.
bd.    Misstatements related to debt resulted in a $23.0 million decrease to Borrowings on Revolver Facility and $23.0 million increase to Repayment of Revolver Facility in the nine months ended September 24, 2022. These misstatements net to $0.0 million within net cash (used in) provided by financing activities.
be.    A $1.7 million overstatement of Depreciation and amortization in continuing operations and an understatement of net cash (used in) provided by discontinued operations in the Condensed Consolidated Statements of Cash Flows during the nine months ended September 24, 2022.
bf.    Misstatements related to foreign currency gains on the Company's Euro-denominated term loan resulted in a $22.2 million increase to the Net realized and unrealized foreign currency (gains) losses and an offsetting impact to Changes in assets and liabilities during the nine months ended September 24, 2022. These misstatements net to $0.0 million within net cash (used in) provided by operating activities.

Condensed Consolidated Statement of (Loss) Income
	13 weeks ended September 24, 2022
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated
Net sales (j)(r)	$302.8	$0.8	$303.6
Cost of products sold (l-1)(af)	106.2	1.2	107.4
Gross profit	196.6	(0.4)	196.2

Selling, general and administrative expense (k)(l-1)(r)(af)(ah)	175.6	(1.9)	173.7
Re-engineering and impairment charges (o)	4.5	0.8	5.3
(Gain) loss on disposal of assets (ah)	0.7	0.4	1.1
Impairment of goodwill and intangible assets (t)(ac)	—	27.7	27.7
Operating income (loss)	15.8	(27.4)	(11.6)

Interest expense	8.3	—	8.3
Interest income	(1.3)	—	(1.3)
Other expense (income), net (n)(ag)	1.6	(11.9)	(10.3)
Income (loss) from continuing operations before income taxes	7.2	(15.5)	(8.3)

Provision for income taxes (a)(b)(z)	11.0	1.3	12.3
Loss from continuing operations	(3.8)	(16.8)	(20.6)

Loss from discontinued operations before income taxes	(0.7)	—	(0.7)
Gain on held for sale assets and dispositions	22.6	—	22.6
Provision for income taxes	1.3	—	1.3
Income on discontinued operations	20.6	—	20.6

Net income (loss)	$16.8	$(16.8)	$—

Basic loss from continuing operations - per share	$(0.09)	$(0.37)	$(0.46)
Basic earnings from discontinued operations - per share	$0.47	$—	$0.46
Basic earnings (loss) per share - Total	$0.38	$(0.37)	$—

Diluted loss from continuing operations - per share	$(0.09)	$(0.37)	$(0.46)
Diluted earnings from discontinued operations - per share	$0.47	$—	$0.46
Diluted earnings (loss) per share - Total	$0.38	$(0.37)	$—

Condensed Consolidated Statement of (Loss) Income
	39 weeks ended September 24, 2022
(In millions of U.S. Dollars, except per share amounts)	As Previously Reported	Adjustments	As Restated
Net sales (j)(o)(r)	$991.3	$(0.9)	$990.4
Cost of products sold (l-1)(o)(af)	352.0	2.1	354.1
Gross profit	639.3	(3.0)	636.3

Selling, general and administrative expense (k)(l-1)(o)(r)(af)(ah)	565.9	(0.2)	565.7
Re-engineering and impairment charges (o)	13.0	0.8	13.8
Loss on disposal of assets (ah)	2.3	1.0	3.3
Impairment of goodwill and intangible assets (t)(ac)	—	30.9	30.9
Operating income (loss)	58.1	(35.5)	22.6

Interest expense	18.9	—	18.9
Interest income	(3.2)	—	(3.2)
Other expense (income), net (n)(ag)	6.6	(32.1)	(25.5)
Income (loss) from continuing operations before income taxes	35.8	(3.4)	32.4

Provision for income taxes (a)(b)(d)(z)	32.6	2.3	34.9
Income (loss) from continuing operations	3.2	(5.7)	(2.5)

Loss from discontinued operations before income taxes	(6.2)	—	(6.2)
Gain on held for sale assets and dispositions	21.4	—	21.4
Provision for income taxes	0.5	—	0.5
Income on discontinued operations	14.7	—	14.7

Net income (loss)	$17.9	$(5.7)	$12.2

Basic earnings (loss) from continuing operations - per share	$0.07	$(0.12)	$(0.05)
Basic earnings from discontinued operations - per share	$0.32	$—	$0.32
Basic earnings (loss) per share - Total	$0.39	$(0.12)	$0.27

Diluted earnings (loss) from continuing operations - per share	$0.07	$(0.12)	$(0.05)
Diluted income from discontinued operations - per share	$0.30	$—	$0.30
Diluted earnings (loss) per share - Total	$0.37	$(0.12)	$0.25

Condensed Consolidated Statement of Comprehensive Loss
	13 weeks ended September 24, 2022
(In millions of U.S. Dollars)	As Previously Reported	Adjustments	As Restated
Net income (loss)	$16.8	$(16.8)	$—
Total other comprehensive loss (n)(t)(ac)(ag)	(31.9)	(12.0)	(43.9)
Total comprehensive loss	$(15.1)	$(28.8)	$(43.9)

Condensed Consolidated Statement of Comprehensive Income (Loss)
	39 weeks ended September 24, 2022
(In millions of U.S. Dollars)	As Previously Reported	Adjustments	As Restated
Net income (loss)	$17.9	$(5.7)	$12.2
Total other comprehensive income (loss) (d)(n)(t)(ac)(ag)	85.8	(31.0)	54.8
Total comprehensive income (loss)	$103.7	$(36.7)	$67.0

Condensed Consolidated Statements of Stockholders’ Deficit
	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In millions of U.S. Dollars, except share amounts, which are in millions of shares)	Shares	Dollars	Shares	Dollars
Balance at December 25, 2021 as restated	63.6	$0.6	14.7	$(876.1)	$216.9	$1,145.5	$(705.6)	$(218.7)

Activity, as reported	—	—	4.4	(37.8)	(9.5)	(6.8)	85.8	31.7
Adjustments (a)(b)(d)(j)(l-1)(n)(o)(t)(z)(ac)(af)(ag)	—	—	—	—	—	(5.7)	(31.0)	(36.7)
Balance at September 24, 2022 as restated	63.6	$0.6	19.1	$(913.9)	$207.4	$1,133.0	$(650.8)	$(223.7)

Condensed Consolidated Statement of Cash Flows
	39 weeks ended September 24, 2022
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Operating Activities:
Net (loss) income	$17.9	$(5.7)	$12.2
Less: loss from discontinued operations	14.7	—	14.7
Income (loss) from continuing operations	3.2	(5.7)	(2.5)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization (af)(bc)(be)	28.9	(1.1)	27.8
Net realized and unrealized foreign currency (gains) losses (n)(ag)(bc)(bf)	0.8	(49.6)	(48.8)
Stock-based compensation	4.9	—	4.9
Amortization of deferred debt issuance costs	1.2	—	1.2
Gain (loss) on disposal of assets (ah)(bc)	1.6	1.7	3.3
Provision for credit losses (bc)	6.5	(4.4)	2.1
Write-down of inventories (bc)	5.1	(0.4)	4.7
Impairment of goodwill and intangible assets (t)(ac)	—	30.9	30.9
Net change in deferred taxes (a)(b)(z)(bc)	0.1	0.6	0.7
Net cash impact from hedging activity (ba)	0.8	(0.8)	—
Net cash settlement of economic and cash flow hedges (ba)	—	2.9	2.9
Change in fair value of economic hedges (ba)	—	1.7	1.7
Hedging Gain (loss) reclassed from accumulated other comprehensive income (ba)	—	(0.7)	(0.7)
Other (ah)(bc)	(0.3)	0.7	0.4
Changes in assets and liabilities:
Accounts receivable (bc)	5.7	2.5	8.2
Inventories (l-2)(o)(bc)	(31.5)	(0.5)	(32.0)
Non-trade accounts receivable (k)(o)(bc)	(0.6)	0.1	(0.5)
Prepaid expenses (o)(s)(bc)	(11.4)	3.2	(8.2)
Other assets (l-1)(o)(ba)(bc)	(8.1)	4.4	(3.7)
Operating lease assets and liabilities, net (o)(p)(q)(bc)	—	(2.0)	(2.0)
Accounts payable and accrued liabilities (j)(k)(l-2)(o)(s)(ad)(af)(bc)(bf)	(53.1)	15.1	(38.0)
Income taxes payable (d)(z)(bc)	(8.7)	1.2	(7.5)
Other liabilities (s)(bc)	(10.9)	7.6	(3.3)
Net cash (used in) provided by operating activities	(65.8)	7.4	(58.4)
Investing Activities:
Capital expenditures	(25.9)	—	(25.9)
Proceeds from disposal of property, plant and equipment	4.1	(2.2)	1.9
Net cash settlement from net investment hedges (ba)	—	(4.9)	(4.9)
Net cash used in investing activities	(21.8)	(7.1)	(28.9)
Financing Activities:
Common stock repurchase	(75.0)	—	(75.0)
Cash payments of employee withholding tax for stock awards	(1.9)	—	(1.9)
Repayment of term loan	(7.1)	—	(7.1)
Net increase in short-term debt	2.0	—	2.0

Condensed Consolidated Statement of Cash Flows
	39 weeks ended September 24, 2022
(In millions of U.S. Dollars)	As Previously Reported	Reclassifications and Adjustments (1)	As Restated
Borrowings on Revolver Facility (bd)	209.0	(23.0)	186.0
Repayment of Revolver Facility (bd)	(188.2)	23.0	(165.2)
Debt issuance costs payment	(1.4)	—	(1.4)
Finance lease repayments	(1.7)	—	(1.7)
Net cash provided by financing activities	(64.3)	—	(64.3)
Discontinued Operations
Net cash provided by operating activities (be)	(4.8)	0.4	(4.4)
Net cash used in investing activities	6.9	(1.1)	5.8
Net Cash provided by discontinued operations	2.1	(0.7)	1.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.4)	0.2	(12.2)
Net change in cash, cash equivalents and restricted cash	(162.2)	(0.2)	(162.4)
Cash, cash equivalents and restricted cash at beginning of year	273.8	0.2	274.0
Cash, cash equivalents and restricted cash at end of period (ad)	$111.6	$—	$111.6

See descriptions of the net (loss) income impacts in the Condensed Consolidated Statement of (Loss) Income.
(1) The Company has reclassified certain prior period cash flow accounts to conform with the current period presentation. Changes in Operating lease assets and liabilities, net, which were reported as part of changes in Accounts payable and Accrued liabilities in the Quarterly Reports on Form 10-Q for the nine months ended September 24, 2022 are now separately reported in an individual line item in the Condensed Consolidated Statements of Cash Flows. See Note 1: Summary of Significant Accounting Policies.

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

The following is a discussion of the results of continuing operations for the 39 weeks ended September 30, 2023, compared with the 39 weeks ended September 24, 2022, and changes in financial condition during the 39 weeks ended September 30, 2023. This information should be read in conjunction with the Condensed Consolidated Financial Statements in Item 1. Financial Statements. All references to “Notes” are references to the particular Note included in Item 1 of this Report.

Overview

Tupperware Brands Corporation is a global consumer products company that designs innovative, functional, and environmentally responsible products. Founded in 1946, the Company's signature container created the modern food storage category that revolutionized the way the world stores, serves, and prepares food. Today, this iconic brand has more than 8,500 functional design and utility patents for solution-oriented kitchen and home products. The Company distributes its products into more than 70 countries primarily through approximately 593,000 independent sales force members around the world, with a weekly average active sales force of approximately 274,000 for the quarter ended September 30, 2023. Worldwide, the Company engages in the marketing, manufacturing, and sale of design-centric preparation, storage, and serving solutions for the kitchen and home through the Tupperware brand name. The Company primarily uses a direct selling business model to distribute and market products through personal connections, product demonstrations, and understanding of consumer needs. The Company has also engaged in expanding the reach of the brand through the enhancement of digital platforms to sell and market products as well as exploring business-to-business distribution channels. With a purpose to nurture a better future, the Company’s products offer an alternative to single-use items and through the direct selling channel, the Company offers individuals an opportunity to build a business as a meaningful way to make money and impact women, families and communities around the world.

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

In the third quarter of 2023 there was a continued decrease in overall sales as compared to the third quarter of 2022 and first and second quarters of 2023. This decrease was primarily due to the decline in the sales force activity which has been negatively impacted by both internal and external factors such as changes in the sales force business model, changes in the sales force compensation plans, unsuccessful recruitment and retention efforts, as well as market factors such as lower consumer sentiment, and higher global inflation. The Company is responding by developing new business models around the increasing flexible work environment that is characteristic of the gig economy. In the third quarter of 2023, there was a decrease in the sales force activity in Asia Pacific, Europe and North America segments as compared to the third quarter of 2022 and fourth quarter of 2022. However, the South America segment had an increase in the sales force activity in the first and second quarters of 2023 as compared to the first and second quarters of 2022, while maintaining a similar number of sales force activity in the third quarter of 2023 as compare to the third quarter of 2022.

The continued strengthening of the U.S. dollar (“USD”) presents challenges for global markets and companies which do business globally. In the third quarter of 2023, the USD has strengthened against the Swiss Franc, Mexican Peso and other currencies. This continues to be a headwind for the Company as its foreign denominated revenues are translated into USD at lower exchange rates negatively impacting results. The Company estimates that the negative impact on revenues for the third quarter of 2023 was approximately 2% compared to the same period in the prior year.

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

Results of Continuing Operations

	13 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions of USD, except per share amounts)	Sep 30, 2023	Sep 24, 2022	Amount	Percent		Amount	Percent
Net sales	$259.6	$303.6	$(44.0)	(14)%	$(5.0)	$(39.0)	(13)%
Gross margin as percent of sales	63.6%	64.6%	N/A	(1.0) pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	61.2%	57.2%	N/A	4.0 pp	N/A	N/A	N/A
Operating income (loss)	$5.6	$(11.6)	$17.2	+	$(2.1)	$19.3	+
Loss from continuing operations	$(53.7)	$(20.6)	$(33.1)	+	$(2.1)	$(31.0)	+
Diluted loss from continuing operations - per share	$(1.16)	$(0.46)	$(0.70)	+	$(0.05)	$(0.65)	+

	39 weeks ended		Change		Foreign exchange impact	Change excluding the foreign exchange impact
(In millions of USD, except per share amounts)	Sep 30, 2023	Sep 24, 2022	Amount	Percent		Amount	Percent
Net sales	$828.3	$990.4	$(162.1)	(16)%	$(33.3)	$(128.8)	(13)%
Gross margin as percent of sales	61.8%	64.2%	N/A	(2.4) pp	N/A	N/A	N/A
Selling, general and administrative expense as percent of net sales	58.9%	57.1%	N/A	1.8 pp	N/A	N/A	N/A
Operating Income	$28.8	$22.6	$6.2	27%	$(4.0)	$10.2	55%
Loss from continuing operations	$(123.3)	$(2.5)	$(120.8)	+	$(4.0)	$(116.8)	+
Diluted loss from continuing operations - per share	$(2.70)	$(0.05)	$(2.65)	+	$(0.09)	$(2.56)	+
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net Sales

Net sales were $259.6 million and $303.6 million in the third quarter of 2023 and 2022, respectively and reflect the impact of the overall uncertainty surrounding the Company’s future business success. Net sales decreased in Asia Pacific, Europe, North America, and South America. Excluding the foreign exchange impact, net sales decreased $39.0 million or 13 percent, as follows:

•The net sales decreases in Asia Pacific of $23.1 million and North America of $14.3 million, were primarily driven by an overall decrease in the sales force activity within these segments resulting in lower sales volumes. The net sales decrease in South America of $1.8 million, was primarily driven by a decrease in sales force activity in Brazil resulting in lower sales volumes, partially offset by an increased sales force activity and net sales in Argentina.
•The net sales increase in Europe of $0.2 million was primarily driven by increased sales in the United Kingdom and France offset by decreased sales in other countries within this segment.

In the third quarter of 2023, the negative impact from lower volumes was approximately 13 percent.

Net sales were $828.3 million and $990.4 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. Net sales were down in Asia Pacific, North America and Europe, and up in South America compared to the year-to-date period ended September 30, 2023. Excluding foreign exchange impact, sales decreased $128.8 million primarily driven by the overall decrease in sales force activity.

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

Gross Margin and Gross Profit

Gross profit was $165.0 million and $196.2 million in the third quarters of 2023 and 2022, respectively. Gross margin as a percentage of sales was 63.6 percent and 64.6 percent in the third quarter of 2023 and 2022, respectively. The decrease of 1.0 percentage points (“pp”) is primarily due to:

•inventory obsolescence charges,
•higher product discounts, and
•higher product mix costs,
•partially offset by lower manufacturing and product costs primarily resin costs.

Gross profit was $511.5 million and $636.3 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. Gross margin as a percentage of sales was 61.8 percent and 64.2 percent in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. The decrease of 2.4 pp is primarily due to:

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

Selling, General and Administrative Expense

Selling, general and administrative expenses were $158.9 million and $173.7 million in the third quarter of 2023 and 2022, respectively. Excluding foreign exchange impact of $5.2 million, Selling, general and administrative expense decreased by $9.6 million primarily due to the following:

•lower sales volume resulting in lower commissions earned by sales force, and
•lower outbound freight and warehouse expense,
•partially offset by higher consulting expenses.

Selling, general and administrative expense as a percentage of sales increased 4.0 pp to 61.2 percent from 57.2 percent in the third quarter of 2023 as compared to the third quarter of 2022.

Selling, general and administrative expenses were $487.9 million and $565.7 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. Selling, general and administrative expense as a percentage of sales was 58.9 percent and 57.1 percent in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. The 1.8 pp increase is primarily due to the same drivers as in the third quarter results.

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

Unallocated expenses were $22.3 million and $12.2 million in the in the quarters ended September 30, 2023 and September 24, 2022, respectively. The $10.1 million increase is primarily due to an increase in foreign exchange losses from Argentina, an increase in incentive compensation and consulting expense, which were partly offset by lower expenses in administrative departments.

Unallocated expenses were $58.7 million and $53.0 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. The $5.7 million increase is primarily due to increases in consulting expense and an increase in incentive compensation, which were partly offset by lower expenses in administrative departments.

Re-engineering Charges

Re-engineering and impairment charges (gains) (see Note 15: Re-engineering and Impairment Charges) were $0.3 million and $5.3 million in the third quarter of 2023 and 2022, respectively. Declines in net sales have led the Company to evaluate its operating structure leading to actions designed to reduce costs, improve operating efficiency, and otherwise turn around its business. These actions have resulted in Re-engineering and impairment charges (gains) related to headcount reductions and facility down-sizing and closures, as well as related asset write-downs. Other costs includes various expenses associated with structural changes impacting the Company's sales force. The Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts.

The re-engineering charges were:

	13 weeks ended		39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Turnaround Plan	$(0.1)	$5.3	$(4.3)	$13.8
Other	0.4	—	3.0	—
Total re-engineering charges	$0.3	$5.3	$(1.3)	$13.8

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

Loss (Gain) on Disposal of Assets

Loss (gain) on disposal of assets were losses of $0.2 million and $1.1 million in the third quarter of 2023 and 2022, respectively. The loss in the third quarter of 2022 is primarily due to the write off of information technology assets due to business and strategy changes. The year-to-date gain of $3.9 million for the period ended September 30, 2023 is primarily due the sale of the Indonesia warehouse and office in the second quarter of 2023, and the year-to-date loss of $3.3 million for the period ended September 24, 2022 was primarily due to the write off of information technology assets due to business and strategy change.

Loss on Financing Transactions

The Company further modified its credit agreement throughout 2023, including the Debt Restructuring Agreement (the “DRA”) in the third quarter of 2023 as described in Note 7, and recognized $48.0 million and $56.5 million in financing transaction expenses in the third quarter 2023 and year-to-date 2023 periods, respectively. The Company did not have similar activity in the 2022 periods.
Interest Expense

Interest expense was $22.3 million and $8.3 million in the third quarter of 2023 and 2022, respectively. Interest expense in the third quarter of 2023 is higher as compared to the third quarter of 2022 due to increases in interest rates in the Amended Credit Agreement (as defined in the Financial Condition section below). Interest expense was $55.6 million and $18.9 million the year to date periods ended September 30, 2023 and September 24, 2022, respectively. Interest expense in 2023 is higher as compared to 2022 due to increases in interest rates in the Amended Credit Agreement. The lower interest expense in 2022 was a result of the debt restructuring in the fourth quarter of 2021, which resulted in a significant reduction in interest rates in 2022.

Interest Income

Interest income was $2.2 million and $1.3 million in the third quarter of 2023 and 2022, respectively and $6.7 million and $3.2 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. Interest income is related to the interest earned on the Company's cash balances. Interest income in 2023, has increased as the Company invests its excess cash, primarily in Argentina.

Other (Income) Expense, Net

Other (income) expense, net was income of $16.9 million and $10.3 million in the third quarter of 2023 and 2022, respectively, expense of $20.1 million and income of $25.5 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. Other expense (income), net are primarily driven by foreign currency losses and gains associated with the Company’s intercompany loans which have all been classified as current. The Company records foreign currency translation impacts and pension costs in this line item.

Provision for Income Taxes

Provision for income taxes (see Note 16: Income Taxes) was a provision of $8.1 million and $12.3 million in the third quarter of 2023 and 2022, and $26.6 million and $34.9 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. The effective tax rate was (17.8) percent and (148.2) percent in the third quarter of 2023 and 2022, respectively. The change in the effective tax rate in the third quarter of 2023 as compared to the third quarter of 2022, was primarily due to:

•Loss jurisdictions in a full valuation allowance (including the United States) where the jurisdictions are required under ASC 740 to be removed from the worldwide annual effective tax rate calculation. These losses are not being benefited in the effective tax rate due to the full valuation allowance, and
•an unfavorable jurisdictional mix of earnings

Net Loss from Continuing Operations

Net Loss from Continuing Operations was a loss of $53.7 million and $20.6 million in the third quarter of 2023 and 2022, respectively and a loss of $123.3 million and $2.5 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. See above discussion for the main drivers of changes in Net Loss from Continuing Operations. A more detailed discussion of the results by segment is included in the Segment Results section below.

Segment Results

International operations generated 91.0 percent and 89.1 percent of sales in the third quarter of 2023 and 2022, respectively and 89.5 percent and 89.2 percent in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. These units generated 102.3 percent and 102.4 percent of segment profit in the third quarter of 2023 and 2022, respectively and 99.8 percent and 100.9 percent in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively.

Asia Pacific

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 30, 2023	Sep 24, 2022	Amount	Percent		Amount	Percent	Sep 30, 2023	Sep 24, 2022
Net sales	$59.7	$85.4	$(25.7)	(30)%	$(2.6)	$(23.1)	(28)%	23%	28%
Segment profit	$0.7	$11.7	$(11.0)	(94)%	$(0.5)	$(10.5)	(94)%	2%	34%
Segment profit as percent of net sales	1.2%	13.7%	N/A	(12.5) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 30, 2023	Sep 24, 2022	Amount	Percent		Amount	Percent	Sep 30, 2023	Sep 24, 2022
Net sales	$197.2	$274.5	$(77.3)	(28)%	$(13.3)	$(64.0)	(25)%	24%	28%
Segment profit	$5.0	$37.3	$(32.3)	(87)%	$(2.2)	$(30.1)	(86)%	5%	30%
Segment profit as percent of net sales	2.5%	13.6%	N/A	(11.1) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $59.7 million and $85.4 million in the third quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales decreased $23.1 million or 28 percent, primarily due to lower sales in China and Malaysia. China and Malaysia’s performance was negatively impacted by lower active sales force members and a decrease in recruiting.

In the third quarter of 2023 compared with 2022, the negative impact to net sales from lower volume was approximately 28 percent.

Segment profit was $0.7 million and $11.7 million in the third quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit decreased $10.5 million, primarily due to lower sales volume in China and Malaysia, lower gross margin attributable to promotions and discounts in China, and increased product costs across the segment. Cost rationalization actions continue to be implemented.

Net sales were $197.2 million and $274.5 million in the year-to-date periods ended September 30, 2023 and September 24, 2022 respectively. Excluding foreign exchange impact, sales decreased $64.0 million or 25 percent, due to factors largely mirroring those noted above.

Segment profit was $5.0 million and $37.3 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. Excluding foreign exchange impact, segment profit decreased $30.1 million, due to factors largely mirroring those noted above.

The Chinese Renminbi had the most meaningful impact on the third quarter 2023 net sales and profit comparisons.

Europe

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 30, 2023	Sep 24, 2022	Amount	Percent		Amount	Percent	Sep 30, 2023	Sep 24, 2022
Net sales	$58.9	$60.3	$(1.4)	(2)%	$(1.6)	$0.2	—%	23%	20%
Segment profit	$4.4	$2.0	$2.4	120%	$(1.5)	$3.9	781%	16%	6%
Segment profit as percent of net sales	7.5%	3.3%	N/A	4.2 pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 30, 2023	Sep 24, 2022	Amount	Percent		Amount	Percent	Sep 30, 2023	Sep 24, 2022
Net sales	$185.4	$220.8	$(35.4)	(16)%	$(13.4)	$(22.0)	(11)%	22%	22%
Segment profit	$8.9	$14.8	$(5.9)	(40)%	$(3.8)	$(2.1)	(19)%	11%	12%
Segment profit as percent of net sales	4.8%	6.7%	N/A	(1.9) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $58.9 million and $60.3 million in the third quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales increased $0.2 million or 0.3 percent, primarily driven by increased sales in the United Kingdom and France offset by decreased sales in other countries within this segment. This segment continues to experience an overall decline in active sales force members. The sales force productivity was impacted by lower consumer spending, as a result of continued deterioration in consumer sentiment impacted by geopolitical concerns, high inflation, and lower disposable income.

In the third quarter of 2023 compared with 2022, the positive impact to net sales from the higher volume was approximately 1 percent which was offset by approximately 1 percent negative impact from lower prices.

Segment profit was $4.4 million and $2.0 million in the third quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit increased $3.9 million, primarily due to decrease in Selling, general and administrative expenses and other fixed costs across the segment. The Company continues to right-size the organization through reduction in fixed costs across all functional areas in the segment.

Net sales were $185.4 million and $220.8 million in the year-to-date periods ended September 30, 2023 and September 24, 2022 respectively. Excluding foreign exchange impact, sales decreased $22.0 million or 11 percent, primarily due by a decrease in the sales force activity resulting in lower sales volumes, particularly in South Africa, Germany, Iberia, and France.

Segment profit was $8.9 million and $14.8 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. Excluding foreign exchange impact, segment profit decreased $2.1 million, primarily due to lower sales volumes and slightly improved gross margin as a result of decreased product manufacturing costs across the segment..

The Russian Ruble had the most meaningful impact on the third quarter 2023 net sales and profit comparisons.

North America

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 30, 2023	Sep 24, 2022	Amount	Percent		Amount	Percent	Sep 30, 2023	Sep 24, 2022
Net sales	$79.7	$87.7	$(8.0)	(9)%	$6.3	$(14.3)	(15)%	30%	29%
Segment profit	$13.7	$6.7	$7.0	104%	$1.5	$5.5	68%	48%	19%
Segment profit as percent of net sales	17.2%	7.6%	N/A	9.6 pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 30, 2023	Sep 24, 2022	Amount	Percent		Amount	Percent	Sep 30, 2023	Sep 24, 2022
Net sales	$255.5	$292.8	$(37.3)	(13)%	$14.9	$(52.2)	(17)%	31%	30%
Segment profit	$37.5	$32.6	$4.9	15%	$4.4	$0.5	1%	46%	26%
Segment profit as percent of net sales	14.7%	11.1%	N/A	3.6 pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $79.7 million and $87.7 million in the third quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales decreased $14.3 million or 15 percent, primarily due to lower active sales force members and decreased recruiting in the third quarter of 2023 as compared to the third quarter of 2022. The segment sales force productivity was negatively impacted by increased product costs in an environment experiencing high inflation resulting in lower consumer spending.

In the third quarter of 2023 compared with 2022, the negative impact to net sales from lower volume was approximately 15 percent.

Segment profit was $13.7 million and $6.7 million in the third quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit increased $5.5 million, primarily due to:

•lower distribution expenses as a result of decreased outbound freight expense in the United States and Canada,
•lower sales force commissions in the United States and Canada related to decreased sales, partially offset by
•lower sales volume, and
•lower gross margin due to higher product costs across the segment.

Net sales were $255.5 million and $292.8 million in the year-to-date periods ended September 30, 2023 and September 24, 2022 respectively. Excluding foreign exchange impact, sales decreased $52.2 million or 17 percent, due to factors largely mirroring those noted above.

Segment profit was $37.5 million and $32.6 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. Excluding foreign exchange impact, segment profit increased $0.5 million, due to factors largely mirroring those noted above.

The Mexican Peso had the most meaningful impact on the third quarter 2023 net sales and profit comparisons.

South America

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	13 weeks ended		Change		Foreign exchange impact			13 weeks ended
	Sep 30, 2023	Sep 24, 2022	Amount	Percent		Amount	Percent	Sep 30, 2023	Sep 24, 2022
Net sales	$61.3	$70.2	$(8.9)	(13)%	$(7.1)	$(1.8)	(3)%	24%	23%
Segment profit	$9.6	$14.3	$(4.7)	(33)%	$(2.6)	$(2.1)	(18)%	34%	41%
Segment profit as percent of net sales	15.7%	20.4%	N/A	(4.7) pp	N/A	N/A	N/A	N/A	N/A

						Change excluding the foreign exchange impact		Percent of total
(In millions of U.S. Dollars)	39 weeks ended		Change		Foreign exchange impact			39 weeks ended
	Sep 30, 2023	Sep 24, 2022	Amount	Percent		Amount	Percent	Sep 30, 2023	Sep 24, 2022
Net sales	$190.2	$202.3	$(12.1)	(6)%	$(21.5)	$9.4	5%	23%	20%
Segment profit	$30.9	$38.9	$(8.0)	(21)%	$(4.4)	$(3.6)	(10)%	38%	32%
Segment profit as percent of net sales	16.2%	19.2%	N/A	(3.0) pp	N/A	N/A	N/A	N/A	N/A
____________________
N/A - not applicable
pp - percentage points
+ - change greater than ±100%

Net sales were $61.3 million and $70.2 million in the third quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, sales decreased $1.8 million or 3 percent, primarily due to lower net sales and volumes in Brazil partially offset by higher net sales in Argentina. Brazil’s decrease in sales force activity was offset by Argentina’s increase in sales force activity.

In the third quarter of 2023 compared with 2022, the negative impact to net sales from the lower volume was approximately 5 percent which was partially offset by an approximately 2 percent positive impact from higher prices.

Segment profit was $9.6 million and $14.3 million in the third quarter of 2023 and 2022, respectively. Excluding foreign exchange impact, segment profit decreased $2.1 million driven by decreased profit in Brazil as a result of lower sales volume in third quarter of 2023 as compared to third quarter of 2022. This segment increase is partially offset by increased profit in Argentina attributable to increased pricing in-line with high inflation rate.

Net sales were $190.2 million and $202.3 in the year-to-date periods ended September 30, 2023 and September 24, 2022 respectively. Excluding foreign exchange impact, sales increased $9.4 million or 5 percent, due to factors largely mirroring those noted above.

Segment profit was $30.9 million and $38.9 million in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively. Excluding foreign exchange impact, segment profit decreased $3.6 million, due to factors largely mirroring those noted above.

The Argentine Peso had the most meaningful impact on the third quarter 2023 net sales and profit comparisons.

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

Net cash used in operating activities

Net cash used in operating activities is summarized as follows:

	Cash flow change for the 39 weeks ended
(In millions of U.S. Dollars)	September 30, 2023	September 24, 2022	Change	Notes
Loss from continuing operations	$(123.3)	$(2.5)	$(120.8)
Adjustments to reconcile net (loss) income to net cash used in operating activities	114.6	31.1	83.5	(a)
Changes in assets and liabilities	3.5	(87.0)	90.5	(b)
Net cash used in operating activities	$(5.2)	$(58.4)	$53.2

(a) Primarily driven by a $79.5 million increase in Net realized and unrealized foreign exchange loss (gain) driven by the treatment of intercompany loans as current, a $56.5 million increase in Loss on debt refinancing transactions as described in Note 7; offset by $29.5 million decrease in Impairment, $11.4 million decrease in Payment of debt restructuring third-party fees, and $9.0 million decrease in Change in fair value of economic hedges and Hedging gain (loss) reclassified from accumulated other comprehensive income as described in Note 9.
(b) Primarily resulting from $68.6 million decrease in Inventories from a Company wide initiative to reduce inventory balances and a $20.8 million cash flow increase from an increase in Accounts payable and accrued liabilities and Income taxes payable.

The Company’s working capital position as of September 30, 2023, is described as follows:

As of September 30, 2023, the Company's net working capital position decreased by $46.7 million compared with the end of 2022. The following table presents those increases / (decreases) in net working capital by balance sheet item at September 30, 2023 compared with the end of 2022:

(In millions of U.S. Dollars)	Increase / (decrease)
Cash and cash equivalents	$12.6
Accounts receivable, net	8.4
Inventories	(45.2)
Non-trade accounts receivable, net	6.3
Short-term restricted cash	2.6
Prepaid expenses and other current assets	10.1
Total current assets	$(5.2)

Accounts payable	$29.5
Current debt and finance lease obligations	(63.6)
Income taxes payable	0.2
Accrued liabilities	(14.2)
Current liabilities held for sale	6.6
Total current liabilities	$(41.5)

Debt Summary

The debt portfolio consisted of:

	As of
(In millions of U.S. Dollars)	September 30, 2023	December 31, 2022
Term loans denominated in USD	$581.4	$195.0
Term loan denominated in Euros	183.9	182.0
Revolver Facility	8.0	332.3
Finance leases (a)	0.3	0.5
Other lease financing obligations	3.3	3.1
Total debt	$776.9	$712.9

Current debt and finance lease obligations	$773.4	$709.8
Long-term debt and finance lease obligations	3.5	3.1
Total debt	$776.9	$712.9

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

The Company has experienced volatility in earnings during the three months ended September 30, 2023, as it executes the Turnaround Plan and responds to the unpredictability in the market related to recessionary concerns and inflation. In addition, in the third and fourth quarters of 2023, interest of $18.2 million and $20.0 million, respectively, was converted to outstanding debt, which is a primary driver for the continued debt increase in 2023. As of March 29, 2024, the Company was in compliance with its financial covenants in the Amended Credit Agreement, as in effect on such date. Due to the volatility in the Company’s earnings and progressive tightening of the financial covenants in the Amended Credit Agreement, it is probable that the Company will not be able to maintain compliance with the covenants in the Amended Credit Agreement, including the existing Consolidated Net Leverage Ratio covenant and the minimum Consolidated Interest Coverage Ratio covenant, in each case, for the next twelve months. However, as previously disclosed by the Company, the Lenders party to the Forbearance Agreement agreed, during the Forbearance Period, to forbear from exercising any of their respective rights and remedies arising under the Amended Credit Agreement and applicable law as a result of the occurrence and continuance of certain specified existing and anticipated breaches of certain covenants, including the financial covenants described in the immediately preceding sentence.

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
At September 30, 2023, the Company had $14.6 million of unused lines of credit, including $13.6 million under the committed, secured Amended Credit Agreement, and $1.0 million available under various uncommitted lines around the world.

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

As of
September 30, 2023
Argentina	$15.2
Russia	7.3
Ukraine	4.9
China	3.3
India	1.3
Egypt	0.7
Total Foreign cash and cash equivalents deemed ineligible for immediate repatriation	$32.7
Percentage of Foreign cash and cash equivalents deemed ineligible for immediate repatriation	29.7%

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

The Tax Cuts and Jobs Act of 2017 (“Tax Act”) imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated United States taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. In the fourth quarter of 2022, the Company had determined that it can no longer assert permanent reinvestment on any of the outside basis differences of its foreign subsidiaries, as it will likely need to repatriate cash and assets globally to the United States to meet its obligations and recorded a deferred tax liability related to the estimated income tax, withholding tax costs, and capital gain impacts associated with repatriation of these earnings. The amount of deferred tax liability recorded as of September 30, 2023 was $23.6 million.

The Company’s most significant foreign currency exposures include:

•Argentine Peso
•Euro
•Indonesian Rupiah
•Swiss Franc
•Mexican Peso
•Japanese Yen

Business units in which the Company generated at least $100.0 million of sales in 2022 included:

•Brazil
•China
•Mexico
•United States and Canada

Investing and Financing Activities

Investing Activities

During the year-to-date period ended September 30, 2023, the Company had $8.8 million of capital expenditures primarily consisting of:

•$3.5 million related to machinery and equipment, and
•$3.5 million related to molds used in the manufacturing of products

During the year-to-date period ended September 24, 2022, the Company had $25.9 million of capital expenditures primarily consisting of:

•$10.2 million related to global information technology projects,
•$9.3 million related to molds used in the manufacturing of products,

•$4.1 million related to machinery and equipment, and
•$2.0 million related to buildings and improvements.

Proceeds from the sale of long-term assets was $13.9 million and $1.9 million in the year-to-date periods ended September 30, 2023, and September 24, 2022, respectively.

Financing Activities

During the year-to-date period ended September 30, 2023, the Company had $34.9 million of cash inflow primarily consisting of:

•$56.3 million in borrowings from the Revolver Facility, partially offset by
•$14.3 million combined repayments on the Term Loan and Revolver Facility, and
•$5.6 million financing transaction payments related to the Third Amendment, Fourth Amendment and the DRA.

During the year-to-date period ended September 24, 2022, the Company had $64.3 million of cash outflow primarily consisting of:

•$172.3 million combined repayments on the Term Loan and Revolver Facility,
•$75.0 million to repurchase Common Stock outstanding, partially offset by
•$186.0 million in borrowings from the Revolver Facility.

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

Interest Rate Risk

Certain loans under the Amended Credit Agreement bear interest under a formula that includes a base rate, plus an applicable spread. In 2022, the Company converted to Secured Overnight Financing Rate (“SOFR”) as one of its base rates. As of September 30, 2023, the Company had a weighted average interest rate of 12.60 percent with a base rate spread of 600 basis points on its United States Dollar and Euro denominated EURIBOR-based borrowings under the Amended Credit Agreement.

As of September 30, 2023, the Company had total borrowings of $773.3 million outstanding under its Amended Credit Agreement. With all other variables remaining constant, an increase in the short-term interest rate of 10 percent, would result in an increase in the annual interest expense of approximately $5.1 million. The DRA includes new base rate spreads for the Revolver Facility and Term loans. An increase in the interest rates will further increase the Company’s interest expense annually.

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

While the Company’s historical derivatives that hedged a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all worked together to mitigate its exposure to foreign exchange gains or losses, they have resulted in the following impacts to investing cash flows and operating cash flows, upon settlement: The net cash flow impact of these currency hedges was an outflow of $2.0 million and an outflow of $2.0 million, in the year-to-date periods ended September 30, 2023 and September 24, 2022, respectively.

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

As of the end of the period covered by this Report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of September 30, 2023, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2023 due to material weaknesses in internal control over financial reporting described below.

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

Stock repurchases under the Company’s incentive plans are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period ended September 30, 2023 and September 24, 2022, 585,928 and 105,655 shares were retained to fund withholding taxes, totaling $1.4 million and $1.9 million, respectively.

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

16.1	Letter from PricewaterhouseCoopers LLP, dated October 27, 2023 (Attached as Exhibit 16.1 to Form 8-K, filed with the Commission on October 27, 2023 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer*

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer**

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer**

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags*

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